Form 10-Q
period 1996-04-21
SHOLODGE INC
filed 1996-05-24
CIK 881924

                             FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                ______________________________________

For the First Quarter Ended April 21, 1996   Commission File No. 0-19840
                ______________________________________

                           SHOLODGE, INC.
         (Exact name of registrant as specified in its charter)
                ______________________________________

             TENNESSEE                                62-1015641
    (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)              Identification Number)

217 WEST MAIN STREET, GALLATIN, TENNESSEE                 37066
(address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code   (615) 452-7200
                 ______________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2)has been subject to such filing requirements for the past 90 days.

Yes ___x___    No _______

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

            As of May 23, 1996, there were 8,231,501 shares of ShoLodge, Inc. common stock outstanding.

                        SHOLODGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                                      APRIL 21,   DECEMBER 31,
                                                        1996        1995 (1)
                                   ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                          $5,026,930     $2,444,990
  Accounts receivable                                 2,142,393      2,545,108
  Construction contracts                              1,543,179      1,726,844
  Due from related parties                                          44,100,071
   Less profits not recognized on installment sales                 -1,681,312
                                                                   ___________
                                                                    42,418,759

Prepaid expenses                                        668,350        385,615
  Other current assets                                  345,286        287,871
                                                     __________    ___________
                Total current assets                  9,726,138     49,809,187

DIRECT FINANCING LEASES, less current portion           643,562        661,631

PROPERTY AND EQUIPMENT                              209,694,570    176,701,146
  Less accumulated depreciation and amortization    -28,631,380    -27,021,202
                                                    ___________    ___________
                                                    181,063,190    149,679,944

DEFERRED CHARGES                                      2,925,121      3,437,887

SECURITIES HELD TO MATURITY - RESTRICTED              7,814,271      7,618,031

SECURITIES AVAILABLE FOR SALE                         1,180,289      2,090,943

EXCESS OF COST OVER FAIR VALUE
OF NET ASSETS ACQUIRED                                3,240,792      3,286,938

OTHER                                                 2,969,018      4,205,151
                                                    ___________    ___________
  TOTAL ASSETS                                     $209,562,381   $220,789,712
                                                    ===========    ===========





(1) Derived from fiscal year ended December 31, 1995 audited financial statements. See Notes to Consolidated Financial Statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                      APRIL 21,    DECEMBER 31,
                                                        1996         1995 (1)
  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses             $11,382,856      $7,750,468
  Taxes other than on income                            597,361         689,564
  Income taxes payable                                2,540,597       2,274,693
  Current portion of long-term debt
    and capitalized lease obligations                16,286,588      34,308,402
                                                     __________      __________
                 Total current liabilities           30,807,402      45,023,127

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES    33,195,257      33,125,280

OTHER LONG-TERM DEBT                                 55,600,111      54,112,647

CAPITALIZED LEASE OBLIGATIONS                         1,877,881       2,104,765

DEFERRED INCOME TAXES                                 3,153,751       3,153,751

MINORITY INTERESTS IN EQUITY OF
  CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS            394,037         533,642

  TOTAL LIABILITIES                                 125,028,439     138,053,212

SHAREHOLDERS' EQUITY:
  Series A redeemable nonparticipating, stock
    (no par value; 1,000 shares authorized,
     issued and outstanding,)
  Common stock (no par value; 20,000,000 shares
    authorized, 8,231,501 shares issued and outstanding
    as of April 21, 1996 and 8,228,502 shares issued
    and outstanding as of December 31, 1995)              1,000           1,000
Additional paid-in capital                           44,260,588      44,235,396
Retained earnings                                    39,961,064      37,966,623
Unrealized gain on securities available for sale
   (net of tax)                                         311,290         533,481
                                                     __________      __________
    TOTAL SHAREHOLDERS' EQUITY                       84,533,942      82,736,500
                                                     __________      __________

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $209,562,381    $220,789,712
                                                    ===========     ===========



(1) Derived from fiscal year ended December 31, 1995 audited financial statements. See Notes to Consolidated Financial Statements.

                                SHOLODGE, INC.  AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
              FOR THE SIXTEEN WEEKS ENDED APRIL, 21,  1996  AND  APRIL 16, 1995


                                                                        APRIL 21,         APRIL 16,
                                                                         1996              1995

REVENUES:
  Hotel                                                               $14,080,821       $12,121,327
  Construction and development                                            514,234         4,683,695
  Construction  and  development  -  other                                200,000         1,437,741
  Sale  of  hotels                                                              0         6,173,500
  Profits not recognized on installment sales                                   0        -1,955,791
  Franchising                                                           1,064,992           842,330
  Management                                                               48,908           237,898
  Management - previously deferred                                              0         2,862,000
                                                                       __________        __________
                 Total operating  revenues                             15,908,955        26,402,700

COSTS AND EXPENSES:
  Operating expenses:
     Hotel                                                              8,307,842         7,413,148
     Construction and development                                         690,499         4,373,891
     Cost of hotels sold                                                        0         4,217,709
     Franchising                                                          984,093           773,288
                                                                        _________        __________
                 Total operating expenses                               9,982,434        16,778,036
                                                                        _________         _________
                   Gross operating  profit                              5,926,521         9,624,664

  General and administrative                                              954,238           592,733
  Earnings before interest, taxes, depreciation and amortization        4,972,283         9,031,931

  Depreciation and amortization                                         2,084,212         1,576,909
                                                                        _________         _________
                   Net operating profit (before interest and taxes)     2,888,071         7,455,022

OTHER INCOME AND EXPENSES:
  Interest expense                                                        481,046         2,260,738
  Interest income                                                         631,808         2,200,861
                                                                        _________         _________
     Net interest expense                                                -150,762            59,877
  Other income                                                            175,981           162,199

EARNINGS BEFORE INCOME TAXES, DISCONTINUED OPERATIONS,                  _________         _________
  MINORITY INTEREST AND EXTRAORDINARY ITEMS                             3,214,814         7,557,344

INCOME TAXES                                                            1,185,000         2,852,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES  &  PARTNERSHIPS                                            35,373           -97,995

EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS          1,994,441         4,803,339

DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM OPERATIONS OF RESTAURANT
   SUBSIDIARY DISPOSED OF, net of applicable
    income taxes & minority interest                                            0           -31,255

EXTRAORDINARY LOSSES, net of income tax benefit                                 0           517,807
                                                                        _________        __________
NET EARNINGS                                                           $1,994,441        $4,254,277
                                                                        =========        ==========
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary:
      Earnings from continuing operations before extraordinary items        $0.24             $0.55
      Net earnings                                                          $0.24             $0.49
                                                                          _______           _______
  Fully Diluted:
      Earnings from continuing operations before extraordinary items        $0.24             $0.51
      Net earnings                                                          $0.24             $0.46
                                                                          _______           _______
WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
      Primary                                                           8,396,361         8,641,670
      Fully diluted                                                    10,712,963        10,958,272
                                                                       __________        __________
See Notes to Consolidated Financial Statements.


                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 21,1996 AND APRIL 16,1995
                                  (UNAUDITED)
                                                              16 WEEKS ENDED
                                                             APRIL 21,    APRIL 16,
                                                              1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                             $1,994,441   $4,254,277
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
                 EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
                  OF DEBT                                            0      828,492
                 DEPRECIATION AND AMORTIZATION               2,084,212    1,576,909
                 GAIN ON SALE OF PROPERTY & EQUIPMENT                0       -2,690
                 ACCRETION OF DISCOUNT ON SECURITIES
                  HELD TO MATURITY                            -196,240     -373,350
   CHANGES IN ASSETS AND LIABILITIES:
                 DECREASE IN ACCOUNTS RECEIVABLE               586,380      493,360
                 (INCREASE) IN PREPAID EXPENSES               -282,735     -358,431
                 (DECREASE) INCREASE PROFITS NOT RECOGNIZED
                 ON INSTALLMENT SALES                       -1,681,312    9,603,985
                 DECREASE IN OTHER ASSETS                    1,437,285      893,974
                 (DECREASE) IN DEFERRED CHARGES               -332,346     -969,861
                 INCREASE IN ACCOUNTS PAYABLE
                  AND ACCRUED EXPENSES                       3,632,388      964,980
                 INCREASE IN INCOME AND OTHER TAXES            173,701    2,015,370
                 INCREASE (DECREASE) IN DEFERRED REVENUE             0   -2,862,000
___________________________________________________________________________________
     NET CASH PROVIDED BY OPERATING ACTIVITIES               7,415,774   16,065,015

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                    -32,993,424   -8,134,067
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                        0        2,690
   MATURITY OF SECURITIES HELD TO MATURITY                           0   10,000,000
___________________________________________________________________________________
     NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES   -32,993,424    1,868,623

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT FROM (ADVANCES TO) RELATED PARTIES--NET         44,100,071   -7,348,515
   PROCEEDS FROM DIRECT FINANCING LEASES                        18,069       11,786
   PROCEEDS FROM LONG-TERM DEBT                             20,182,371    8,060,000
   PAYMENTS ON LONG-TERM DEBT                              -36,646,744  -16,710,871
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                  -226,884     -357,530
   INCREASE IN MINORITY INTEREST IN EQUITY
    OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS             -139,605     -513,648
   SALE OF SECURITIES AVAILABLE FOR SALE                       847,120            0
   EXERCISE OF STOCK OPTIONS                                    25,192       86,041
___________________________________________________________________________________
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES   28,159,590  -16,772,737
___________________________________________________________________________________
NET INCREASE IN CASH AND CASH EQUIVALENTS                   $2,581,940   $1,160,901
===================================================================================
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD             $2,444,990   $2,188,185
===================================================================================
CASH AND CASH EQUIVALENTS - END OF PERIOD                   $5,026,930   $3,349,086
===================================================================================
      See Notes to Consolidated Financial Statements.


                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 21,1996 AND APRIL 16,1995
                                  (UNAUDITED)

                                                                16 WEEKS ENDED
                                                             APRIL 21,    APRIL 16,
                                                              1996         1995

SUPPLEMENTAL CASH FLOW INFORMATION

  PROPERTY AND EQUIPMENT ACQUIRED UNDER
     CAPITALIZED LEASE OBLIGATIONS:
        PROPERTY AND EQUIPMENT                                               1,024,413
        CAPITALIZED LEASE OBLIGATION                                        -1,024,413
                                                             ____________   __________
                                                                    $0            $0
                                                             ============   ==========
  SALE OF HOTELS TO RELATED PARTY:
         DUE FROM RELATED PARTIES                                           -6,173,500
         PROFITS NOT RECOGNIZED ON INSTALLMENT SALES                         1,955,791
         PROPERTY AND EQUIPMENT                                              4,217,709
                                                             ____________   __________
                                                                    $0             $0
                                                             ============   ==========

                       SHOLODGE, INC.  AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



A. The consolidated financial statements have been prepared by the Company without audit.

      In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the sixteen weeks ended April 21, 1996.

      There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 31, 1995.

      The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

      The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 21, 1996 and April 16, 1995 are not necessarily indicative of the operating results for the entire year.

B. Two additional classifications of revenues were created in 1995 to reflect the results of a transaction on March 31, 1995, between the Company and Suites of America, Inc. ("Suites") and its parent, Prime Hospitality Corp., ("Prime") whereby the Company sold its option to acquire 50% of the voting stock of Suites. "Construction and development
      - other" represents a portion of construction and development related earnings which were previously deferred from 1993 and 1994, as well as additional amounts earned in first quarter 1995, being reported on the installment sales method of accounting upon the receipt of cash on March 31, 1995. "Management - previously deferred" reported in 1995 represents 100% of the "Deferred revenue - profit participation" reflected on the Company's balance sheet as of the end of its 1994 fiscal year, a portion of which was deferred from 1993 and the balance from 1994.

C.    The net earnings per share is computed  by  dividing  net earnings by the
      weighted   average   number  of  common  and  common  equivalent   shares
      outstanding.

D. The number of shares outstanding and earnings per share have been adjusted to reflect the effect of the 5-for-4 stock split on May 14, 1993, and the 4-for-3 stock split on March 28, 1994.

ShoLodge,  Inc. and Subsidiaries Management's Discussion  and  Analysis  of
     Financial Condition and Results of Operations

Results of Operations

For the Quarters Ended April 21, 1996 and April 16, 1995

     Total operating revenues for the quarter ended April 21, 1996 were $15,909,000, or 39.7% less than the total operating revenues for the first quarter of 1995.

     Revenues from hotel operations increased by $1,960,000, or 16.2%, over the $12,121,000 reported for the same period last year. For the 29 same hotels opened for all of both quarterly periods, an increase of 5.8% in average daily room rates, from $46.37 in first quarter 1995 to $49.04 in first quarter 1996, partially offset by a decline in average occupancy rates on these hotels from 60.5% last year to 58.9% this year, resulted in a net increase in same hotel revenues of 2.5%, from $11,609,000 in first quarter 1995 to $11,895,000 in first quarter 1996. The nine hotels opened since first quarter 1995 (of which four opened in 1995 and the remaining five opened in 1996) contributed $2,186,000 to hotel operating revenues in first quarter this year. On the other hand, one hotel which was open for the first three months last year before being sold in connection with the transaction with Prime discussed below, caused a decline of $512,000 in hotel operating revenues.

     Revenues from regular construction and development were $514,000 in first quarter this year in contrast to $4,684,000 for the same period last year. This decrease was primarily due to three projects which were under construction by the company for others during the first quarter of 1995 versus only the final portion of one project completed in early first quarter this year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. No outside construction contracts are currently in progress.

     Revenues of $200,000 from "Construction and development - other" in first quarter 1996 represents a portion of profits not previously recognized on installment sales. The $1,438,000 reported for first quarter last year represented approximately 8.4% of the approximately $17.1 million in revenues, a portion of which was deferred from 1993 and 1994, resulting from the transaction closed on March 31, 1995, with Suites and Prime, based upon the application of the installment sales method of accounting (see Note B to the consolidated financial statements).

     Revenue from the sale of hotels of $6,174,000, net of profits not recognized on installment sales of $1,956,000, was $4,218,000 in first quarter 1995 versus none in first quarter this year. This represents the sale of a hotel on March 31, 1995, in conjunction with the transaction with Suites and Prime previously discussed. This net revenue is completely offset by the cost of hotels sold, resulting in no gross operating profit from this transaction. Approximately $165,000, or 8.4%, of this profit was included in "construction and development - other" under the installment sales method discussed above.

     Franchising revenues increased by $223,000, or 26.4%, in first quarter 1996 from first quarter 1995. Room revenues of franchised inns increased by 20.0% from first quarter 1995, due to a slight increase in same-inn revenues and to an increase in the number of franchised inns, resulting in an increase of $278,000 in fees based upon percentages of sales. However, initial franchise fee income declined by $55,000 from first quarter 1995 to first quarter 1996. Initial franchise fees may vary widely from quarter to quarter.

     Management contract revenues represent only a small segment of the business. Revenue from this source decreased by $189,000, or 79.4%, from the $238,000 reported for first quarter 1995, due primarily to the cancellation of management contracts on eleven hotels effective March 31, 1995 relative to the transaction with Suites and Prime previously discussed.

     The 1995 revenue category "Management - previously deferred" represents fees collected from Suites in 1993 and 1994 for the Company's relinquishment of its profit participation in four hotels owned by Suites. These profits were previously deferred due to the Company's option to acquire a 50% ownership in Suites. The option was sold back to Suites on March 31, 1995, allowing all of this previously deferred revenue to be taken into income in first quarter 1995. This does not represent a recurring source of revenue.

     Operating expenses from hotel operations for the first quarter of 1996 increased by $895,000, or 12.1%, from $7,413,000 in first quarter 1995 to $8,308,000 in first quarter 1996, due to operating expenses associated with the 16.2% increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity decreased from 61.2% in first quarter 1995 to 59.0% in first quarter 1996. The gross profit margin on same hotels increased from 39.5% in first quarter 1995 to 40. 1% in first quarter 1996. The nine hotels opened since the end of first quarter 1995 produced a gross profit margin of 45.8% in first quarter 1996 due primarily to significantly higher average daily room rates than for all hotels as a whole.

     Costs and expenses of construction and development in first quarter 1996 were $690,000 versus $4,374,000 in 1995's first quarter. Three projects were in various stages of construction in 1995 versus only one completed in early first quarter 1996. No outside construction projects are currently under way.

     Franchising operating expenses increased by $21 1,000, or 27.3%, from first quarter 1995. This activity generated an $81,000 gross operating profit in first quarter 1996 compared with $69,000 in first quarter 1995, reflecting an improvement of $12,000.

     General and administrative expenses increased by $361,000 over the comparable quarter last year, due primarily to increased legal expenses and increased payroll and related expenses (due primarily to increased staffing levels). Depreciation and amortization expense increased by $507,000, or 32.2%, over last year's first quarter. This was due primarily to the nine new hotels opened since first quarter 1995.

     Interest expense decreased by $1,780,000 while interest income also decreased by $1,569,000 from first quarter 1995, for a decrease of $211,000 in net interest expense. The primary cause of the decrease in interest income was the reduction by approximately $1.2 million in interest earned from Suites of America on first mortgage notes receivable, the balance of which was collected early in first quarter 1996. These funds were used to pay off all outstanding bank lines of credit and no additional bank borrowings were incurred until the temporarily invested excess funds were exhausted, thus significantly reducing interest expense in first quarter 1996 from first quarter 1995. Another factor which reduced interest expense this year from last year's first quarter was the full quarter's benefit of four hotel bond issues refinanced during the first half of 1995 to significantly lower interest rates.

     Other income increased by $14,000 from first quarter 1995 to first quarter 1996. Minority interest in earnings and losses of consolidated subsidiaries and partnerships was $35,000 in first quarter 1996 compared to a favorable $98,000 in first quarter 1995 due to more profitable consolidated entities which include minority ownership.

     The first quarter 1995 loss from discontinued operations, net of applicable income taxes and minority interest, was from the restaurant subsidiary of which the Company sold its 60% interest to the 40% owner in the first quarter 1996. The first quarter 1995 extraordinary loss, net of income tax benefit, of $518,000 represents the extraordinary non-cash write-off of unamortized deferred financing costs, and early redemption premiums paid, associated with the refinancing of certain indebtedness during the quarter.

Liquidity and Capital Resources

     Net cash provided from operations was $31,570,000 in 1995 and $5,801,000 in 1994. The Company currently has a total of $41,500,000 in unsecured revolving credit facilities with four banks, of which $1,500,000 expires in May 1997, $35,000,000 expires in January 1997, and $5,000,000 expires in February 1997. Interest rates on these lines of credit are (1) $40,000,000 at prime rate, or two points over 30, 60, or 90 day LIBOR rates at the Company's option; and (2) $1,500,000 at prime rate. As of April 21, 1996, the Company had $15,735,000 outstanding under two of these four credit facilities.

     On March 31, 1995, the Company, Suites and Prime entered into an agreement (the "Cancellation Agreement") under which the Company sold its option to acquire 50% of the voting stock of Suites, discussed below, for approximately $27,327,000. In addition, the Company conveyed one
AmeriSuites hotel to Suites for approximately $6,174,000. Approximately $4,997,000 of the aggregate purchase price of $33,501,000 was paid upon closing with the remaining $28,504,000, along with approximately $25,015,000 of existing indebtedness from Suites, consolidated into one note. Approximately $14,880,000 of existing indebtedness from Suites was canceled by the company in connection with the sale of the option. A $10,000,000 cash payment was received in second quarter 1995. Monthly payments of approximately $41 1,000 based upon an amortization schedule were also received until January 1996, when the balance of $44,066,000 plus accrued interest was received.

     The Company requires capital principally for the construction and/or acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $56,174,000 in 1995 and $47,126,000 in 1994.

     To date in 1996, two Shoney's Inns and three all-suite hotels have opened and eight all-suite hotels are under development scheduled to open in 1996. Additionally, renovations of several existing properties are underway and/or scheduled for completion in 1996. The Company also plans to have an additional four all-suite hotels under construction by this year-end and another three under construction by the end of first quarter 1997. The Company expects that approximately $40,000,000 of additional capital funds will be necessary through the next twelve months to fulfill these plans.

     In addition to its planned development expenditures, the Company has principal payments totaling $2,052,000 due under existing debt instruments through the end of first fiscal quarter of 1997. The Company believes that a combination of net cash provided from operations, borrowings under existing credit facilities, cash received from Prime from the above-discussed transaction, and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

                          PART II - OTHER INFORMATION

      Item 1.Legal Proceedings

                  There have been no material developments during the quarter.

      Item 2.Changes in the Rights of the Company's Security Holders

                  Not applicable.

      Item 3.Defaults by the Company on its Senior Securities

                  None.

      Item 4.Results of Votes of Security Holders

                  Not applicable.

      Item 5.Other information

                  Not applicable.

      Item 6.Exhibits and Reports on Form 8-K

                  6 (a) Exhibits -

            10.1 -Employment Contract between the Company and Michael A. Corbett, dated September 11, 1995

            11 -  Statement Re: Computation of Per Share Earnings

            27 -  Financial Data Schedule


                  6 (b) Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended April 21, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ShoLodge, Inc.


Date: May 23, 1996                  S/ LEON MOORE
                                       Leon Moore
                                       President, Chairman of the Board
                                       and Director (Chief Executive Officer)



Date: May 23, 1996                  S/ BOB MARLOWE
                                       Bob Marlowe
                                       Secretary, Treasurer and Director
                                       (Chief Accounting Officer)


Date: May 23, 1996                  S/ MICHAEL A. CORBETT
                                       Michael A. Corbett
                                       (Chief Financial Officer)