Form 10-Q
period 1996-07-14
SHOLODGE INC
filed 1996-08-28
CIK 881924

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     _______________________________________

 For the Second Quarter Ended July 14, 1996         Commission File No. 0-19840

                     _______________________________________

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                     _______________________________________


            Tennessee                                            62-1015641
  (State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                        Identification Number)

217 West Main Street, Gallatin, Tennessee                           37066
(address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code              (615) 452-7200
                     _______________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              As of August 27, 1996, there were 8,232,985 shares of ShoLodge, Inc. common stock outstanding.

                        SHOLODGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                              JULY 14,       DECEMBER 31,
                                                                                1996           1995 (1)
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                 $  6,637,142      $  2,444,990
   Accounts receivable                                                          2,359,990         2,545,108
   Construction contracts                                                       1,054,919         1,726,844
   Due from related parties                                                                      44,100,071
      Less profits not recognized on installment sales                                           (1,681,312)
                                                                                               ------------
                                                                                                 42,418,759
   Prepaid expenses                                                               686,682           385,615
   Other current assets                                                           330,404           287,871
                                                                             ------------      ------------
           Total current assets                                                11,069,137        49,809,187

DIRECT FINANCING LEASES, less current portion                                     630,010           661,631

PROPERTY AND EQUIPMENT                                                        227,709,677       176,701,146
   Less accumulated depreciation and amortization                             (30,099,795)      (27,021,202)
                                                                             ------------      ------------
                                                                              197,609,882       149,679,944

DEFERRED CHARGES                                                                2,906,768         3,437,887

SECURITIES HELD TO MATURITY - RESTRICTED                                        7,961,450         7,618,031

SECURITIES AVAILABLE FOR SALE                                                   1,180,289         2,090,943

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                                        3,206,182         3,286,938

OTHER                                                                           3,357,451         4,205,151

                                                                             ------------      ------------
   TOTAL ASSETS                                                              $227,921,169      $220,789,712
                                                                             ============      ============





(1) Derived from fiscal year ended December 31, 1995 audited financial statements.
     See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              JULY 14,         DECEMBER 31,
                                                                                1996            1995 (1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $  9,495,622      $  7,750,468
   Taxes other than on income                                                     780,380           689,564
   Income taxes payable                                                         4,309,963         2,274,693
   Current portion of long-term debt
      and capitalized lease obligations                                        32,052,018        34,308,402
                                                                             ------------      ------------

           Total current liabilities                                           46,637,983        45,023,127

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                              34,158,168        33,125,280

OTHER LONG-TERM DEBT                                                           54,091,783        54,112,647

CAPITALIZED LEASE OBLIGATIONS                                                   1,816,871         2,104,765

DEFERRED INCOME TAXES                                                           3,153,751         3,153,751

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                     487,930           533,642
                                                                             ------------      ------------
   TOTAL LIABILITIES                                                          140,346,486       138,053,212
                                                                             ------------      ------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized,
        issued and outstanding)                                                   -               -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,231,651 shares issued and outstanding
      as of  July 14, 1996 and 8,228,502 shares issued
      and outstanding as of December 31, 1995)                                      1,000             1,000
  Additional paid-in capital                                                   44,261,848        44,235,396
  Retained earnings                                                            43,000,546        37,966,623
  Unrealized gain on securities available for sale (net of tax)                   311,289           533,481
                                                                             ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY                                               87,574,683        82,736,500
                                                                             ------------      ------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $227,921,169      $220,789,712
                                                                             ============      ============




(1) Derived from fiscal year ended December 31, 1995 audited financial statements.
     See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 1996 AND  JULY 9, 1995


                                                                           12 WEEKS  ENDED                     28 WEEKS ENDED
                                                                       JULY 14,           JULY 9,         JULY 14,        JULY 9,
                                                                         1996               1995            1996           1995
                                                                       -----------      -----------     -----------     -----------
REVENUES:
   Hotel                                                               $14,140,194      $10,926,217     $28,221,015     $23,047,544
   Construction and development                                                239        3,012,217         514,473       7,695,912
   Construction and development - other                                          0       12,000,000         200,000      13,437,741
   Sale of hotels                                                                0                0               0       6,173,500
   Profits not Recognized on installment sales                                   0                0               0      (1,955,791)
   Franchising                                                           1,040,946          701,124       2,105,938       1,543,454
   Management                                                               66,628           51,244         115,536         289,142
   Management -  previously deferred                                             0                0               0       2,862,000
                                                                       -----------      -----------     -----------     -----------

           Total operating revenues                                     15,248,007       26,690,802      31,156,962      53,093,502

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                              7,216,937        5,695,180      15,524,779      13,108,328
      Construction and development                                             232        3,211,210         690,731       7,585,101
      Cost of hotels sold                                                        0                0               0       4,217,709
      Franchising                                                          791,554          670,494       1,775,647       1,443,782

           Total operating expenses                                      8,008,723        9,576,884      17,991,157      26,354,920
                                                                       -----------      -----------     -----------     -----------

              Gross operating profit                                     7,239,284       17,113,918      13,165,805      26,738,582
                                                                       -----------      -----------     -----------     -----------

   General and administrative                                              537,266          309,629       1,491,504         902,362
                                                                       -----------      -----------     -----------     -----------
   Earnings before interest, taxes, depreciation and amortization        6,702,018       16,804,289      11,674,301      25,836,220

   Depreciation and amortization                                         1,736,213        1,202,563       3,820,425       2,779,472
                                                                       -----------      -----------     -----------     -----------

              Net operating profit (before interest and  taxes)          4,965,805       15,601,726       7,853,876      23,056,748

OTHER INCOME AND EXPENSES:
   Interest expense                                                        424,028        1,243,638         905,074       3,504,376
   Interest income                                                         210,738        1,350,938         842,546       3,551,799
                                                                       -----------      -----------     -----------     -----------
      Net interest expense (income)                                        213,290         (107,300)         62,528         (47,423)
   Other income                                                            257,860          155,434         433,841         317,633
                                                                       -----------      -----------     -----------     -----------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND MINORITY INTERESTS                                           5,010,375       15,864,460       8,225,189      23,421,804

INCOME TAXES                                                             1,777,000        5,839,000       2,962,000       8,691,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                             193,893          188,538         229,266          90,543
                                                                       -----------      -----------     -----------     -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE                               3,039,482        9,836,922       5,033,923      14,640,261
   EXTRAORDINARY ITEMS

DISCONTINUED OPERATIONS:
  LOSS FROM OPERATIONS OF DISCONTINUED
    BUSINESS SEGMENT, net of applicable
       income taxes & minority interest                                          0          (14,127)              0         (45,382)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
   net of income tax benefit                                                     0          190,388               0         708,195
                                                                       -----------      -----------     -----------     -----------
NET EARNINGS                                                           $ 3,039,482      $ 9,632,407     $ 5,033,923     $13,886,684
                                                                       ===========      ===========     ===========     ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary:
        Earnings from continuing operations                                  $0.36            $1.15           $0.60           $1.70
        Net Earnings                                                         $0.36            $1.13           $0.60           $1.62
                                                                       -----------      -----------     -----------     -----------

  Fully Diluted:
        Earnings from continuing operations                                  $0.34            $0.96           $0.60           $1.47
        Net Earnings                                                         $0.34            $0.94           $0.60           $1.40
                                                                       -----------      -----------     -----------     -----------

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                                          8,494,133        8,526,118       8,443,028       8,591,683
        Fully Diluted                                                   10,810,735       10,842,720      10,759,630      10,908,285
                                                                       -----------      -----------     -----------     -----------

     See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 1996 AND JULY 9, 1995

                                                                                 28 WEEKS  ENDED
                                                                            JULY 14,          JULY 9,
                                                                              1996             1995
                                                                           ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                            $5,033,923      $13,886,684
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
           EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
             OF DEBT                                                                0        1,128,598
           DEPRECIATION AND AMORTIZATION                                    3,820,425        2,779,472
           INCREASE IN DEFERRED INCOME TAXES                                        0        3,700,000
           GAIN ON SALE OF PROPERTY & EQUIPMENT                                     0           (3,855)
           ACCRETION OF DISCOUNT  ON SECURITIES
             HELD TO MATURITY                                                (343,419)        (509,159)
   CHANGES IN ASSETS AND LIABILITIES:
           DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                         857,043       (1,229,910)
           INCREASE  IN PREPAID EXPENSES                                     (301,067)        (342,203)
           DECREASE IN PROFITS NOT RECOGNIZED
              ON INSTALLMENT SALES                                         (1,681,312)      (3,396,015)
           DECREASE (INCREASE)  IN OTHER ASSETS                               728,819         (162,035)
           DECREASE IN DEFERRED CHARGES                                      (303,691)      (1,138,172)
           INCREASE IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                                          1,745,154          605,245
           INCREASE IN INCOME AND OTHER TAXES                               2,126,086        1,161,847
           DECREASE IN DEFERRED REVENUE                                             0       (2,862,000)
- ------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                            11,681,961       13,618,497

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                                   (51,008,531)     (20,433,251)
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                                       0            3,855
   MATURITY OF SECURITIES HELD TO MATURITY                                          0       10,000,000
    SALE OF SECURITIES AVAILABLE FOR SALE                                     847,120                0
- ------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                               (50,161,411)     (10,429,396)

CASH FLOWS FROM FINANCING ACTIVITIES:
  REPAYMENT FROM RELATED PARTIES--NET                                      44,100,071        4,077,154
   PROCEEDS FROM DIRECT FINANCING LEASES                                       31,621           37,889
   PROCEEDS FROM LONG-TERM DEBT                                            52,472,371       25,785,000
   PAYMENTS ON LONG-TERM DEBT                                             (53,716,731)     (31,567,733)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                 (287,894)        (440,298)
   INCREASE (DECREASE) IN MINORITY INTEREST IN EQUITY
     OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             45,712         (267,091)
   EXERCISE OF STOCK OPTIONS                                                   26,452           89,020
- ------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  42,671,602       (2,286,059)
- ------------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  $4,192,152         $903,042
======================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                            $2,444,990       $2,188,185
======================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $6,637,142       $3,091,227
======================================================================================================

      See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 14, 1996 AND JULY 9, 1995
                                  (UNAUDITED)

                                                                              28 WEEKS  ENDED
                                                                          JULY 14,          JULY 9,
                                                                            1996             1995
                                                                      --------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

        PROPERTY AND EQUIPMENT ACQUIRED UNDER
           CAPITALIZED LEASE OBLIGATIONS:
               PROPERTY AND EQUIPMENT                                        -               1,024,413
               CAPITALIZED LEASE OBLIGATION                                  -              (1,024,413)
                                                                      --------------------------------
                                                                             -                -
                                                                      ================================

        SALE OF HOTELS TO RELATED PARTY:
            DUE FROM RELATED PARTIES                                         -              (6,173,500)
            PROFITS NOT RECOGNIZED ON INSTALLMENT
               SALES                                                         -               1,955,791
            PROPERTY AND EQUIPMENT                                           -               4,217,709
                                                                      --------------------------------
                                                                             -                -
                                                                      ================================

                        SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




         A. The consolidated financial statements have been prepared by the Company without audit.

               In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

               There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 31, 1995.

               The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

               The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended July 14, 1996 and July 9, 1995 are not necessarily indicative of the operating results for the entire year.

         B. The net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.

    ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

For the Quarters and Year-to-date Periods Ended July 14, 1996 and July 9, 1995

         Total operating revenues for the quarter ended July 14, 1996, were $15,248,000, or 42.9% less than the total operating revenues for the second quarter of 1995. For the two quarters ended July 14, 1996, total operating revenues were $31,157,000, for a decrease of 41.3% from the same two quarters in 1995.

         Revenues from hotel operations in second quarter 1996 increased by $3,214,000 to $14,140,000, or 29.4%, over the $10,926,000 reported for the same period last year. For the 29 same store hotels opened for all of both quarterly periods, an increase of 6.4% in average daily room rates, from $48.44 in second quarter 1995 to $51.54 in second quarter 1996, partially offset by a decline in average occupancy rates on these hotels from 72.0% last year to 69.1% this year, resulted in a net increase in same store hotel revenues of 1.7%, from $10,820,000 in second quarter 1995 to $10,999,000 in second quarter 1996. The four hotels opened during 1995 and the seven hotels opened in first two quarters 1996 contributed $3,141,000 to hotel operating revenues in second quarter this year versus $69,000 in the second quarter last year. One hotel which was sold in the first half of 1995 contributed $37,000 to hotel revenues in the second quarter of 1995.

         Revenues from hotel operations in the first two quarters of 1996 increased by $5,173,000, or 22.4%, over the $23,048,000 reported for the comparable two quarters last year. For the 29 same store hotels opened for both year-to- date periods, an increase of 6.0% in average daily room rates, from $47.35 in first two quarters 1995 to $50.21 in first two quarters 1996, partially offset by a decline in average occupancy rates on these hotels from 65.4% last year to 63.3% this year, resulted in a net increase in same store hotel revenues of 2.1%, from $22,429,000 in first two quarters 1995 to $22,894,000 in first two quarters 1996. The eleven hotels opened during 1995 and first two quarters of 1996 contributed $5,327,000 to hotel revenues in first two quarters this year versus $69,000 for the comparable period last year. One hotel which was sold in the first half of 1995 contributed $550,000 to hotel revenues in the first two quarters of 1995.

         Revenues from regular construction and development activities were nil in second quarter this year compared with $3,012,000 for the same period last year. Revenues from this source for the first two quarters of 1996 were $514,000 in contrast to $7,696,000 for the same period last year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. Three outside construction projects were in progress during the first two quarters of 1995 compared with only one during the comparable period in 1996. No outside construction contracts are currently in progress, due to the concentration on the Company's own development plans.

         There were no revenues from "Construction and development - other" in second quarter 1996 and only $200,000 in the first two quarters of 1996 which represents a portion of profits not previously recognized on installment sales. The $12,000,000 reported for second quarter last year and the $13,438,000 reported for the first two quarters of 1995, represented the earned portion of revenues, a portion of which was deferred from 1993 and 1994, resulting from a transaction closed on March 31, 1995, with Suites of America, Inc. and its parent, Prime Hospitality Corp.

         Revenue from the sale of hotels in the first two quarters of 1995 was $4,218,000, net of profits not recognized on installment sales of $1,956,000, representing the sale of one hotel in first quarter 1995 in conjunction with the transaction with Suites and Prime previously discussed. These net revenues are completely offset by the cost of hotels sold, resulting in no gross operating profit from these transactions. Any profit recognition is through "construction and development - other" discussed above.

         Franchising revenues increased by $340,000, or 48.5%, in second quarter 1996 from second quarter 1995. This was due primarily to a 14.5% increase in franchised hotel revenues upon which royalty and reservation system fees are based. The number of franchised Shoney's Inns at the end of second quarter 1996 increased to 56 from the 48 franchised at the same time last year. Also, initial franchise fees increased by $83,000 from second quarter 1995 to second quarter 1996. Initial franchise fees may vary widely from quarter to quarter. Franchise revenues increased by $562,000, or 36.4%, in first two quarters 1996 from the comparable period last year. This was due to higher royalty and reservation center fees resulting from a 17.3% higher sales level of franchised inns, and to an increase of $28,000 in initial franchise fee revenues.

         Management contract revenues increased by $15,000, from $51,000 to $66,000, in second quarter 1996 versus second quarter 1995. Management contract revenues for the first two quarters of 1996 were $116,000, or 60.0%, less than for the same period last year, due to the cancellation of management contracts on eleven AmeriSuites hotels on March 31, 1995, as a part of the transaction with Prime and Suites previously discussed.

         Revenues from "Management - previously deferred" in the amount of $2,862,000 reported for the two quarters ended July 9, 1995, was reported in first quarter 1995 from the March 31, 1995, transaction discussed elsewhere, and was fully discussed in the first quarter 1996 report. This is a non-recurring source of revenue.

         Operating expenses from hotel operations for the second quarter of 1996 increased by $1,522,000, or 26.7%, from $5,695,000 in second quarter 1995 to $7,217,000 in second quarter 1996, due to operating expenses associated with the 29.4% increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity decreased from 52.1% in second quarter 1995 to 51.0% in second quarter 1996. The increase in hotel gross operating profit margin from 47.9% in second quarter 1995 to 49.0% in second quarter 1996 is due to (1) an increase in profit margin on the 29 "same" hotels of 1.2% from 47.7% in second quarter 1995 to 48.9% in second quarter 1996, due to the 6.4% increase in average daily room rates combined with improved cost control programs, and (2) a profit margin of 49.2% for the eleven new hotels, due to their higher average daily room rates as compared with the older hotels. Seven of these eleven new hotels are the new Sumner Suites all-suite properties which command significantly higher room rates than the Shoney's Inn properties and which generally operate at a higher gross operating profit margin. Operating expenses from hotel operations for the first two quarters of 1996 increased by $2,416,000, or 18.4%, from $13,108,000 in the first two quarters of 1995 to
$15,525,000 in the first two quarters of 1996, due to operating expenses associated with the 22.4% increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity decreased from 56.9% in the first two quarters of 1995 to 55.0% in the first two quarters of 1996, thus increasing the gross profit margin on all hotels from 43.1% in 1995 to 45.0% in 1996. The gross profit margin on same store hotels for the two quarters ended July 14, 1996, reflected an increase to 44.3% from the 43.4% level for the same two quarters in 1995. The new hotels reflect higher profit margins than the same store hotels, reflecting a 47.8% profit margin in the first two quarters of 1996.

         Costs and expenses of construction and development in second quarter 1996 were nil versus $3,211,000 in second quarter 1995, and for the first two quarters decreased from $7,585,000 in 1995 to $691,000 in 1996. There were three outside construction contracts in the first half of 1995 versus only one during the comparable period in 1996.

         Franchising operating expenses increased by $121,000, or by 18.1%, from second quarter 1995 to second quarter 1996, and for the first two quarters of 1996 increased by $332,000, or 23.0%, over the same period last year. The primary reason for these increases is the additional expenses incurred by the reservation center in meeting the added demand from additional properties served by that department, particularly in the areas of personnel costs and telephone expense. For the first two quarters of 1996 the reservation center's operating expenses increased by $118,000, or 28.4%, over the comparable period last year.

         General and administrative expense for second quarter 1996 increased by $228,000 over the comparable period last year, and for the two quarters, the increase over last year-to-date was $589,000. These increases were due primarily to increased outside professional fees and increased payroll and related expenses (due primarily to increased staffing levels).

         Depreciation and amortization expense in second quarter 1996 increased by $534,000, or 44.4%, over last year's second quarter. Eleven hotels were opened during 1995 and first half of 1996, which resulted in $358,000 depreciation and amortization expense in second quarter 1996 versus only $11,000 in second quarter 1995 on one of these hotels which opened during the second quarter of 1995. For the first two quarters of 1996, depreciation and amortization expense increased by $1,041,000, or 37.5%, over the same period last year. Increased depreciation and amortization on the eleven added hotels was $619,000. Also, depreciation due to renovations and other additions to same hotels increased by $285,000 over first two quarters of last year.

          Interest expense for the second quarter decreased by $820,000 from 1995's second quarter and interest income also declined, by $1,140,000, for an increase in net interest expense of $320,000. For the two quarters ended July 14, 1996, the decreases from prior year-to-date in interest expense and interest income were $2,599,000 and $2,709,000, respectively, for an increase in net interest expense of $110,000. The primary cause of the decreases in interest income was the collection of the balance of first mortgage notes receivable of approximately $44 million from Suites of America in early first quarter 1996, which resulted in reducing interest income in second quarter 1996 and for the first two quarters of 1996 by $1,039,000 and $2,227,000, respectively. The $44 million proceeds were used to reduce outstanding debt, significantly reducing interest expense for both the second quarter and year-to-date from last year's levels.

         Other income increased by $102,000 and $116,000 from second quarter 1995 and first two quarters 1995, respectively. Minority interest in earnings and losses of consolidated subsidiaries and partnerships was up $5,000, or 2.8%, from last year's second quarter due to more profitable consolidated entities which include minority ownership. For the first two quarters of 1996, the $139,000 increase is due to the same reason.

         The 1995 loss from discontinued operations (quarter and year-to-date), net of applicable income taxes and minority interest, was from the restaurant subsidiary of which the Company sold its 60% interest to the 40% owner in the first quarter 1996. The 1995 extraordinary loss (quarter and year-to-date), net of income tax benefit, represents the extraordinary non-cash write-off of unamortized deferred financing costs, and early redemption premiums paid, associated with the refinancing of certain indebtedness during the first two quarters of 1995.


Liquidity and Capital Resources

         Net cash provided from operations was $31,570,000 in 1995 and $5,801,000 in 1994. The Company currently has a total of $41,500,000 in unsecured revolving credit facilities with four banks, of which $35,000,000 expires in January 1997, $5,000,000 expires in February 1997, and $1,500,000 expires in May 1997. Interest rates on these lines of credit are (1) $40,000,000 at prime rate, or two points over 30, 60, or 90 day LIBOR rates at the Company's option; and (2) $1,500,000 at prime rate. As of July 14, 1996, the Company had $30,000,000 outstanding under these four credit facilities.

         On March 31, 1995, the Company, Suites and Prime entered into an agreement (the "Cancellation Agreement") under which the Company sold its option to acquire 50% of the voting stock of Suites, for approximately $27,327,000. In addition, the Company conveyed one AmeriSuites hotel to Suites for approximately $6,174,000. Approximately $4,997,000 of the aggregate purchase price of $33,501,000 was paid upon closing with the remaining $28,504,000, along with approximately $25,015,000 of existing indebtedness from Suites, consolidated into one note. Approximately $14,880,000 of existing indebtedness from Suites was canceled by the company in connection with the sale of the option. A $10,000,000 cash payment was received in second quarter 1995. Monthly payments of approximately $411,000 based upon an amortization schedule were also received until January 1996, when the balance of $44,066,000 plus accrued interest was received.

         The Company requires capital principally for the construction and/or acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $56,174,000 in 1995 and $47,126,000 in 1994.

         To date in 1996, two Shoney's Inns and seven Sumner Suites hotels have opened and four Sumner Suites hotels are under development scheduled to open in 1996. Additionally, renovations of several existing properties are underway and/or scheduled for completion in 1996 and early 1997. The Company also plans to have an additional four all-suite hotels under construction by this year-end and another six under construction by the end of second quarter 1997. The Company expects that an additional approximately $75,000,000 of capital funds will be necessary through the next twelve months to fulfill these plans.

         In addition to its planned development expenditures, the Company has principal payments totaling $2,052,000 due under existing debt instruments through the end of second fiscal quarter of 1997. The Company believes that a combination of net cash provided from operations, borrowings under existing credit facilities, cash received from Prime from the above-discussed transaction, proceeds from the sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments through the current fiscal year. Management is currently pursuing additional sources of funds in order to fulfill its development plans for 1997 and beyond.

                          PART II - OTHER INFORMATION


Item 1.      Legal Proceedings

             There have been no material developments during the quarter.

Item 2.      Changes in securities

             See amended bylaws filed herewith as Exhibit 3.1.

Item 3.      Defaults upon senior securities

             None.

Item 4.      Submission of matters to a vote of security holders

             At the Company's Annual Meeting of Shareholders held on May 31, 1996, 8,231,501 shares were outstanding and eligible to vote. The Shareholders considered and voted to reelect the following directors:

             Name of Nominee                          Vote Cast
             ---------------                          ---------
                                               For              Withheld
                                               ---              --------
             Richard L. Johnson                7,057,440        470,009
             Helen L. Moskovitz                7,061,314        466,135

             The Shareholders also considered and voted for an amendment to the 1991 Stock Option Plan to increase the number of options that may be granted thereunder from 616,667 to 900,000:

                     Voting For                7,082,555
                     Voting Against              441,365
                     Abstain from Voting           3,529

Item 5.      Other information

             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

             6 (a)  Exhibits -

                      3.1     Amended bylaws

                     10.1 Amendment No. 4 to license agreement between Shoney's Investments, Inc.
                              and ShoLodge Franchise Systems, Inc.
                              dated June 26, 1996.

                     11       Computation of per share earnings

                     27       Financial Data Schedule (for SEC use only)

             6 (b)  Reports on Form 8-K

There were no reports on Form 8-K for the quarter ended July 14, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ShoLodge, Inc.



Date:  August 23, 1996                    /s/ Leon  Moore
                                          ----------------------------------
                                          Leon Moore
                                          President, Chairman of the Board
                                          and Director (Chief Executive Officer)


Date: August 23, 1996                     /s/ Bob Marlowe
                                          ----------------------------------
                                          Bob Marlowe
                                          Secretary, Treasurer and Director
                                          (Chief Accounting Officer)



Date:  August 23, 1996                    /s/ Michael A. Corbett
                                          ----------------------------------
                                          Michael A. Corbett
                                          Chief Financial Officer