Form 10-Q
period 1996-10-06
SHOLODGE INC
filed 1996-11-20
CIK 881924

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                ---------------------------------------------

 For the Third Quarter Ended October 6, 1996        Commission File No. 0-19840

                ---------------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                ---------------------------------------------

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

                ---------------------------------------------

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

             As of November 15, 1996, there were 8,233,318 shares of ShoLodge, Inc. common stock outstanding.

                        SHOLODGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   OCTOBER 6,     DECEMBER 31,
                                                                                      1996          1995 (1)
                      ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $  3,233,692    $  2,444,990
   Accounts receivable                                                              3,372,723       2,545,108
   Construction contracts                                                             542,549       1,726,844
   Due from related parties                                                                        44,100,071
      Less profits not recognized on installment sales                                             (1,681,312)
                                                                                 ----------------------------
                                                                                                   42,418,759
   Prepaid expenses                                                                 1,004,469         385,615
   Other current assets                                                               439,734         287,871

          Total current assets                                                      8,593,167      49,809,187

DIRECT FINANCING LEASES, less current portion                                         616,459         661,631

PROPERTY AND EQUIPMENT                                                            244,627,678     176,701,146
   Less accumulated depreciation and amortization                                 (31,883,460)    (27,021,202)
                                                                                 ----------------------------
                                                                                  212,744,218     149,679,944

DEFERRED CHARGES                                                                    3,144,591       3,437,887

SECURITIES HELD TO MATURITY - RESTRICTED                                            8,108,630       7,618,031

SECURITIES AVAILABLE FOR SALE                                                       1,180,289       2,090,943

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                                            3,171,577       3,286,938

OTHER                                                                               4,767,701       4,205,151
                                                                                 ----------------------------
   TOTAL ASSETS                                                                  $242,326,632    $220,789,712
                                                                                 ============================



(1) Derived from fiscal year ended December 31, 1995 audited financial statements. See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                                  OCTOBER 6,     DECEMBER 31,
                                                                                     1996          1995 (1)
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                         $ 13,368,541    $  7,750,468
   Taxes other than on income                                                       1,179,566         689,564
   Income taxes payable                                                             4,223,135       2,274,693
   Current portion of long-term debt
      and capitalized lease obligations                                            36,497,484      34,308,402
                                                                                 ----------------------------
          Total current liabilities                                                55,268,726      45,023,127

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                                  37,070,513      33,125,280

OTHER LONG-TERM DEBT                                                               54,084,537      54,112,647

CAPITALIZED LEASE OBLIGATIONS                                                       1,664,894       2,104,765

DEFERRED INCOME TAXES                                                               3,153,751       3,153,751

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                         454,198         533,642
                                                                                 ----------------------------
   TOTAL LIABILITIES                                                              151,696,619     138,053,212
                                                                                 ----------------------------
SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized,
        issued and outstanding)                                                     -               -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,233,318 shares issued and outstanding
      as of October 6, 1996 and 8,228,502 shares issued
      and outstanding as of December 31, 1995)                                          1,000           1,000
  Additional paid-in capital                                                       44,275,851      44,235,396
  Retained earnings                                                                46,041,873      37,966,623
  Unrealized gain on securities available for sale (net of tax)                       311,289         533,481
                                                                                 ----------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                   90,630,013      82,736,500
                                                                                 ----------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $242,326,632    $220,789,712
                                                                                 ============================


(1) Derived from fiscal year ended December 31, 1995 audited financial statements. See notes to consolidated financial statements.

                       SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE FORTY WEEKS ENDED OCTOBER 6, 1996 AND OCTOBER 1, 1995




                                                                          12 WEEKS ENDED                  40 WEEKS ENDED
                                                                     OCTOBER 6,      OCTOBER 1,      OCTOBER 6,      OCTOBER 1,
                                                                        1996            1995            1996            1995
                                                                   --------------------------------------------------------------
REVENUES:
  Hotel                                                              $16,171,522     $11,075,617     $44,392,537     $34,123,161
  Construction and development                                            14,684       1,142,099         529,157       8,838,011
  Construction and development - other                                   575,000         462,113         775,000      13,899,854
  Sale of hotels                                                               0               0               0       6,173,500
  Profits not Recognized on installment sales                                  0               0               0      (1,955,791)
  Franchising                                                          1,060,099         689,164       3,166,037       2,232,618
  Management                                                              39,319          49,999         154,855         339,141
  Management - previously deferred                                             0               0               0       2,862,000

                                                                   --------------------------------------------------------------
             Total operating revenues                                 17,860,624      13,418,992      49,017,586      66,512,494

COSTS AND EXPENSES:
  Operating expenses:
    Hotel                                                              8,342,687       6,196,756      23,867,466      19,305,084
    Construction and development                                         409,374       1,599,179       1,100,105       9,184,280
    Cost of hotels sold                                                        0               0               0       4,217,709
    Franchising                                                          872,974         716,893       2,648,621       2,160,675

                                                                   --------------------------------------------------------------
             Total operating expenses                                  9,625,035       8,512,828      27,616,192      34,867,748
                                                                   --------------------------------------------------------------

                Gross operating profits                                8,235,589       4,906,164      21,401,394      31,644,746

  General and administrative                                             492,053         353,845       1,983,557       1,256,207
                                                                   --------------------------------------------------------------
  Earnings before interest, taxes, depreciation and amortization       7,743,536       4,552,319      19,417,837      30,388,539

  Depreciation and amortization                                        2,099,047       1,356,724       5,919,472       4,136,196

                                                                   --------------------------------------------------------------
                Net operating profit (before interest and taxes)       5,644,489       3,195,595      13,498,365      26,252,343

OTHER INCOME AND EXPENSES:
  Interest expense                                                     1,306,555         972,942       2,211,629       4,477,318
  Interest income                                                        337,806       1,034,310       1,180,352       4,586,109
                                                                   --------------------------------------------------------------
    Net interest expense                                                 968,749         (61,368)      1,031,277        (108,791)
  Other income                                                           316,348         110,624         750,189         428,257

                                                                   --------------------------------------------------------------
EARNINGS FROM CONTINUING OPEREATIONS BEFORE INCOME
  TAXES AND MINORITY INTERESTS                                         4,992,088       3,367,587      13,217,277      26,789,391

INCOME TAXES                                                           1,807,000       1,209,000       4,769,000       9,900,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES & PARTNERSHIPS                                            143,761         177,551         373,027         268,094

                                                                   --------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS                                                  3,041,327       1,981,036       8,075,250      16,621,297

DISCONTINUED OPERATIONS
  INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED
    BUSINESS SEGMENT, net of applicable
      income taxes & minority interests                                        0          23,692               0         (21,690)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT,
net of income tax benefit                                                      0          (8,464)              0         669,731

                                                                   --------------------------------------------------------------
NET EARNINGS                                                         $ 3,041,327     $ 2,013,192     $ 8,075,250     $15,899,876
                                                                   ==============================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary:
      Earnings from continuing operations                            $      0.36     $      0.23     $      0.96     $      1.94
      Net Earnings                                                   $      0.36     $      0.24     $      0.96     $      1.86
                                                                   --------------------------------------------------------------

  Fully Diluted:
      Earnings from continuing operations                            $      0.34     $      0.24     $      0.93     $      1.71
      Net Earnings                                                   $      0.34     $      0.24     $      0.93     $      1.64
                                                                   --------------------------------------------------------------

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING
      Primary                                                          8,470,358       8,515,546       8,451,077       8,569,562
      Fully Diluted                                                   10,786,960      10,832,148      10,767,679      10,886,164
                                                                   --------------------------------------------------------------

See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASHFLOWS
        FOR THE FORTY WEEKS ENDED OCTOBER 16, 1996 AND OCTOBER 1, 1995




                                                                        40 WEEKS ENDED
                                                                OCTOBER 6,       OCTOBER 1
                                                                   1996            1995
                                                                ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                           $ 8,075,250      $ 15,899,876
  NET EARNINGS
  ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
           EXTRAORDINARY LOSS ON EARLY EXTINQUISHMENT
            OF DEBT                                                       0         1,128,598
           DEPRECIATION AND AMORTIZATION                          5,919,472         4,136,196
           INCREASE IN DEFERRED INCOME TAXES                              0         3,700,000
           GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE           (294,839)                0
           GAIN ON SALE OF PROPERTY & EQUIPMENT                           0            (4,765)
           ACCRETION OF DISCOUNT ON SECURITIES
            HELD TO MATURITY                                       (490,599)         (644,969)
           MINORITY INTERESTS IN EARNINGS ON CONSOLIDATED
            SUBSIDIARIES AND PARTNERSHIPS                           373,027           176,221
CHANGES IN ASSETS AND LIABILITIES:
           DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE               356,680          (935,054)
           (INCREASE) IN PREPAID EXPENSES                          (618,854)         (480,412)
           (DECREASE) INCREASE PROFITS NOT RECOGNIZED
           ON INSTALLMENT SALES                                  (1,681,312)       (3,633,128)
           (INCREASE) IN OTHER ASSETS                            (1,093,293)       (1,003,322)
           (INCREASE) IN DEFERRED CHARGES                           (33,682)       (1,183,308)
           INCREASE IN ACCOUNTS PAYABLE
            AND ACCRUED EXPENSES                                  5,618,073           949,437
           INCREASE IN INCOME AND OTHER TAXES                     2,438,444           888,872
           INCREASE (DECREASE) IN DEFERRED REVENUE                        0        (2,862,000)
---------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                      18,568,367        16,132,242

CASH FLOWS FROM INVESTING ACTIVITIES:
 CAPITAL EXPENDITURES                                           (68,026,346)      (24,497,571)
 PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                               0             4,765
 MATURITY OF SECURITIES HELD TO MATURITY                                  0        10,000,000
 SALE OF SECURITIES AVAILABLE FOR SALE                              847,120                 0
---------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           (67,179,226)      (14,492,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
 REPAYMENTS FROM (ADVANCES TO) RELATED PARTIES--NET              44,100,071         1,583,355
 PROCEEDS FROM DIRECT FINANCING LEASES                               45,172            52,185
 PROCEEDS FROM LONG-TERM DEBT                                    63,552,371        32,210,000
 PAYMENTS ON LONG-TERM DEBT                                     (57,446,166)      (31,518,265)
 PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                         (439,871)         (786,704)
 DISTRIBUTIONS TO MINORITY INTERESTS                               (452,471)         (254,007)
 EXERCISE OF STOCK OPTIONS                                           40,455            88,838
---------------------------------------------------------------------------------------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES                      49,399,561         1,375,402
---------------------------------------------------------------------------------------------
NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS             $   788,702       $ 3,014,838
=============================================================================================
CASH AND CASH EQUIVALENTS-BEGINNING PERIOD                      $ 2,444,990       $ 2,188,185
=============================================================================================
CASH AND CASH EQUIVALENTS-END PERIOD                            $ 3,233,692       $ 5,203,023
=============================================================================================



See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FORTY WEEKS ENDED OCTOBER 6, 1996 AND OCTOBER 1, 1995
                                  (UNAUDITED)




                                                   40 WEEKS ENDED
                                                OCTOBER 6,   OCTOBER 1,
                                                  1996         1995
                                               -----------------------
SUPPLEMENTAL CASH FLOW INFORMATION

  PROPERTY AND EQUIPMENT ACQUIRED UNDER
   CAPITALIZED LEASE OBLIGATIONS:                            2,310,743
    PROPERTY AND EQUIPMENT                                  (2,310,743)
    CAPITALIZED LEASE OBLIGATION               $     0      $        0
                                               =======================



  SALES OF HOTELS TO RELATED PARTY:                         (6,173,500)
   DUE FROM RELATED PARTIES
   PROFITS NOT RECOGNIZED ON INSTALLMENT                     1,955,791
    SALES                                                    4,217,709
                                               -----------------------
   PROPERTY AND EQUIPMENT                      $     0      $        0
                                               =======================

                        SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)




      A. The consolidated financial statements have been prepared by the Company without audit.

           In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 and the Company's Quarterly Report on Form 10-Q for the forty weeks ended October 6, 1996.

           There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 31, 1995.

           The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

           The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended October 6, 1996 and October 1, 1995 are not necessarily indicative of the operating results for the entire year.

      B. The net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.

   ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 6, 1996 and October 1, 1995

        Total operating revenues for the quarter ended October 6, 1996, were $17,861,000, or 33.1% more than the total operating revenues for the third quarter of 1995. For the three quarters ended October 6, 1996, total operating revenues were $49,018,000, for a decrease of 26.3% from the same three quarters in 1995.

        Revenues from hotel operations in third quarter 1996 increased by $5,096,000, to $16,172,000, or 46.0%, from $11,076,000 in the same period last year. For the 29 same store hotels opened for all of both quarterly periods, an increase of 6.2% in average daily room rates, from $49.54 in third quarter 1995 to $52.60 in third quarter 1996, partially offset by a decline in average occupancy rates on these hotels from 69.8% last year to 66.4% this year, resulted in a net increase in same store hotel revenues of 2.3%, from $10,669,000 in third quarter 1995 to $10,918,000 in third quarter 1996. The four hotels opened during 1995 and the nine hotels opened in first three quarters 1996 contributed $5,254,000 to hotel operating revenues in third quarter this year versus $407,000 in the third quarter last year.

        Revenues from hotel operations in the first three quarters of 1996 increased by $10,270,000, to $44,393,000, or 30.1%, from $34,123,000 in the same period last year. For the 29 same store hotels opened for all of both year-to-date periods, an increase of 6.1% in average daily room rates, from $48.03 in first three quarters 1995 to $50.95 in first three quarters 1996, partially offset by a decline in average occupancy rates on these hotels from 66.7% last year to 64.2% this year, resulted in a net increase in same store hotel revenues of 2.2%, from $33,098,000 in first three quarters 1995 to $33,812,000 in first three quarters 1996. The 13 hotels opened during 1995 and first three quarters of 1996 contributed $10,581,000 to hotel revenues in first three quarters this year versus $475,000 for the comparable period last year. One hotel which was sold in the first half of 1995 contributed $550,000 to hotel revenues in the first three quarters of 1995.

        Revenues from regular construction and development activities were $15,000 in third quarter 1996 compared with $1,142,000 for the same period last year. Revenues from this source for the first three quarters of 1996 were $529,000 in contrast to $8,838,000 for the same period last year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. Three outside construction projects were in progress during the first three quarters of 1995 compared with only one during the comparable period in 1996. No outside construction contracts are currently in progress, due to the concentration on the Company's own development plans.

        Revenues of $575,000 from "Construction and development - other" in third quarter 1996, and $775,000 in the first three quarters of 1996, represent a portion of profits not previously recognized on installment sales in connection with the termination of the Company's relationship with Suites of America, Inc. and its parent, Prime Hospitality Corp. in March 1995 (the "AmeriSuites Transaction"). The $462,000 reported for third quarter last year and the $13,900,000 reported for the first three quarters of 1995, represented the earned portion of revenues, a portion of which was deferred from 1993 and 1994, as a result of the consummation of the AmeriSuites Transaction.

        Revenue from the sale of hotels in the first three quarters of 1995 was $4,218,000, net of profits not recognized on installment sales of $1,956,000, representing the sale of one hotel in first quarter 1995 in conjunction with the AmeriSuites Transaction. These net revenues are completely offset by the cost of hotels sold, resulting in no gross operating profit from these transactions.

        Franchising revenues increased by $371,000, or 53.8%, in third quarter 1996 from third quarter 1995. This was due primarily to a 12.6% increase in franchised hotel revenues upon which royalty and reservation system fees are based. The number of franchised Shoney's Inns at the end of third quarter 1996 increased to 57 from the 49 franchised at the same time last year. Also, initial franchise fees increased by $60,000 from third quarter 1995 to third quarter 1996. Initial franchise fees may vary widely from quarter to quarter. Franchise revenues increased by $933,000, or 41.8%, in first three quarters 1996 from the comparable period last year. This was due to higher royalty and reservation center fees resulting from a 15.7% higher sales level of franchised inns, and to an increase of $88,000 in initial franchise fee revenues.

        Management contract revenues declined by $11,000, from $50,000 to $39,000, in third quarter 1996 versus third quarter 1995 due to the cancellation of one management contract on one Shoney's Inn in the third quarter of 1996. Management contract revenues for the first three quarters of 1996 were $155,000, or 54.3%, less than for the same period last year, due to the cancellation of management contracts on the one Shoney's Inn in third quarter 1996 and 11 AmeriSuites hotels on March 31, 1995, as a part of the AmeriSuites Transaction.

        Revenues from "Management - previously deferred" in the first three quarters of 1995 of $2,862,000 represent fees collected in 1993 and 1994 for the Company's relinquishment of its profit participation in four hotels owned by Suites of America, Inc. These profits were previously deferred due to the Company's option to acquire a 50% ownership interest in Suites of America, Inc. In connection with the sale of this option to Suites of America, Inc. in March 1995 as part of the AmeriSuites Transaction, all of this previously deferred revenues was recognized in the first quarter of 1995. This is a non-recurring source of revenue.

        Operating expenses from hotel operations in the third quarter of 1996 increased by $2,146,000, to $8,343,000, or 34.6%, from $6,197,000 in third quarter 1995, due to operating expenses associated with the 46.0% increase in hotel operating revenues. Operating expenses from hotel operations as a percentage of operating revenues decreased from 55.9% in third quarter 1995 to 51.6% in third quarter 1996.
The increase in hotel gross operating profit margin from 44.1% in third quarter 1995 to 48.4% in third quarter 1996 is due to (1) an increase in profit margin on the in third quarter 1995 to 47.3% in third quarter 1996, due to the 6.2% in average daily room rates combined with improved cost control programs, and
(2) a profit margin of 50.8% for the 13 new hotels, due to their higher average daily room rates as compared with the older hotels. Nine of these 13 new hotels are the new Sumner Suites all-suite properties which generally command higher room rates than the Shoney's Inn properties and which generally operate at a higher gross operating profit margin.

        Operating expenses from hotel operations for the first three quarters of 1996 increased by $4,562,000, to $23,867,000, or 23.6%, from $19,305,000 in the first three quarters of 1995, due to operating expenses associated with the 30.1% increase in hotel operating revenues. Operating expenses from hotel operations as a percentage of hotel operating revenues decreased from 56.6% in the first three quarters of 1995 to 53.8% in the first three quarters of 1996, thus increasing the gross profit margin on all hotels from 43.4% in 1995 to 46.2% in 1996. The gross profit margin on same store hotels for the first three quarters of 1996, reflected an increase to 45.3% from the 43.4% level for the same three quarters in 1995. The new hotels, as a group, reflected higher profit margins for the first three quarters of 1996, 49.3%, compared with the same store hotels.

        Costs and expenses of construction and development in third quarter 1996 were $409,000 versus $1,599,000 in third quarter 1995, and for the first three quarters decreased from $9,184,000 in 1995 to $1,100,000 in 1996. There were three outside construction projects in the first three quarters of 1995 versus only one during the comparable period in 1996.

        Franchising operating expenses increased by $156,000, or 21.8%, in third quarter 1996 from third quarter 1995, and for the first three quarters of 1996 increased by $488,000, or 22.6%, over the same period last year. The primary reason for these increases was the additional expenses incurred by the reservation center in meeting the added demand from additional properties served by that department, particularly in the areas of personnel costs and telephone expense. For the first three quarters of 1996 the reservation center's operating expenses increased by $411,000, or 35.1%, over the comparable period last year. During the first three quarters of 1996, franchising operating expenses included $860,000 of royalty fees to Shoney's, Inc. As a result of a transaction between the Company and Shoney's, Inc. on October 25, 1996, the Company will no longer be required to pay a portion of its franchise fees to Shoney's, Inc. (see Part II, Item 5 of this report.)

        General and administrative expense for third quarter 1996 increased by $138,000 over the comparable period last year, and for the three quarters, the increase over the prior year period was $727,000. These increases were due primarily to increased outside professional fees and increased payroll and related expenses associated primarily with increased staffing levels.

        Depreciation and amortization expense in third quarter 1996 increased by $742,000, or 54.7%, over last year's third quarter. Thirteen hotels were opened during 1995 and first three quarters of 1996, which resulted in $693,000 depreciation and amortization expense in third quarter 1996 versus only $35,000 in third quarter 1995 on one of these hotels which opened during the second quarter of 1995. For the first three quarters of 1996, depreciation and amortization expense increased by $1,783,000, or 43.1%, over the same period last year. Increased depreciation and amortization on the thirteen added hotels was $1,288,000. Also, depreciation due to renovations and other additions to same hotels increased by $534,000 over first three quarters of last year. On October 25, 1996, the Company paid approximately $5,300,000 for the cancellation of Shoney's Inc's right to receive a portion of the Company's franchise fees. (See Part II, Item 5 of this report.) This purchase price is expected to be treated as a deferred asset and amortized over a fixed period of time.

        Interest expense for the third quarter 1996 increased by $334,000 from 1995's third quarter and interest income declined, by $696,000, for an increase in net interest expense of $1,030,000. For the first three quarters of 1996, the decreases from the same prior year periods in interest expense and interest income were $2,266,000 and $3,406,000, respectively, for an increase in net interest expense of $1,140,000. The primary cause of the decreases in interest income was the collection of the balance of first mortgage notes receivable of approximately $44 million from Suites of America in early first quarter 1996, which resulted in reducing interest income in third quarter 1996 and for the first three quarters of 1996 by $991,000 and $3,219,000, respectively. The $44 million proceeds were used to reduce outstanding debt, significantly reducing interest expense for the first three quarters of 1996 compared with the same prior year period. However, for the third quarter, interest expense reflected an increase due to additional borrowings for new hotels opened in 1996.

        Other income increased by $206,000 and $322,000 from third quarter
1995 and first three quarters 1995, respectively. Minority interest in earnings and losses of consolidated subsidiaries and partnerships decreased $34,000, or 19.0%, from last year's third quarter due to less profitable consolidated entities which include minority ownership. For the first three quarters of 1996, the $105,000 increase is due to such entities being more profitable for the year-to-date period.

        The 1995 loss from discontinued operations, net of applicable income taxes and minority interest, was from the restaurant subsidiary of which the Company sold its 60% interest to the 40% owner in the first quarter 1996. The 1995 extraordinary loss, net of income tax benefit, represents the extraordinary non-cash write-off of unamortized deferred financing costs, and early redemption premiums paid, associated with the refinancing of certain indebtedness during the first two quarters of 1995.

Liquidity and Capital Resources

        Net cash provided from operations was $31,570,000 in fiscal 1995 and $5,801,000 in fiscal 1994. The Company currently has a total of $54,000,000 in unsecured revolving credit facilities with five banks, of which $47,500,000 expires in January 1997, $5,000,000 expires in February 1997, and $1,500,000 expires in May 1997. Interest rates on these lines of credit are (i) $40,000,000 at the lender's prime rate, or two hundred basis points over 30, 60, or 90 day LIBOR rates, at the Company's option; (ii) $10,000,000 at the lender's prime rate, or one hundred ninety basis points over the 30, 60 or 90 days LIBOR rates, at the Company's option; and (iii) $1,500,000 at the lender's prime rate. As of October 6, 1996, the Company had $34,180,000 outstanding under these credit facilities. On October 25, 1996 the Company incurred $7,300,000 in additional revolving credit facility indebtedness in connection with a transaction with Shoney's, Inc. (see Part II, Item 5 of this report).
On November 12, 1996, the Company completed a public offering of $30,000,000 of 9.75% Senior Subordinated Notes due 2006, Series A and applied the net proceeds (approximately $28,600,000) to reduced outstanding borrowings under revolving credit facilities. The Company anticipates seeking a new $50,000,000 to $75,000,000 senior revolving credit facility within the next 60 to 90 days to replace its existing facilities. Management believes that the Company will be able to renew the existing lines of credit or secure a new line of credit prior to January 1997 but there can be no assurance that the Company will be able to do so.

        The Company requires capital principally for the construction and/or acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $67,927,000 for the first three fiscal quarters of 1996, $56,174,000 in fiscal 1995 and $47,126,000 in fiscal 1994.

        To date in 1996, two Shoney's Inns and eight Sumner Suites hotels have opened and three Sumner Suites hotels are scheduled to open during the remainder of fiscal 1996. Additionally, renovations of several existing properties are underway, scheduled for completion in fiscal 1996 and early fiscal 1997. The Company also plans to develop and open an additional eight to ten Sumner Suites hotels by the end of fiscal 1997. A new corporate headquarters building is also under construction and is scheduled for completion by early 1997. The Company expects that approximately $100,000,000 in additional capital funds will be necessary through fiscal 1997 to fulfill these plans.

        The Company has principal payments totaling $3,915,000 due under existing debt instruments, in addition to the repayment of the Company's revolving credit facilities, through fiscal 1997. The Company believes that a combination of net proceeds from the offering of 9.75% Senior Subordinated Notes due 2006, Series A, discussed above, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from the sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments through fiscal 1997.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        There have been no material developments during the quarter.

Item 2. Changes in securities

        Not applicable

Item 3. Defaults upon senior securities

        None.

Item 4. Submission of matters to a vote of security holders

        Not applicable

Item 5. Other information

        On October 25, 1996 the Company repurchased for $2.0 million in cash the warrant held by Shoney's Investments, Inc. an affiliate of Shoney's, Inc. ("Shoney's"), to acquire 5% of the Company's common stock (the "Common Stock") outstanding on the date of exercise of the warrant, exercisable through February 20, 1997. As of October 25, 1996, the warrant entitled Shoney's to acquire 559,589 shares of Common Stock, of which 437,703 warrants were in the money at an average price of $9.49. In addition, the Company paid to Shoney's $5.3 million in cash in exchange for (i) the cancellation of Shoney's right to receive a portion of the franchise fees collected by the Company equal, in substantially all cases, to 1.5% of 52 Shoney's Inns' gross revenues through October 1999 and 0.5% of the remaining and all future Shoney's Inns' gross revenues for the first ten years of their operations; (ii) the repurchase of all of the Company's Series A Redeemable Nonparticipating Stock and all of the Series A Redeemable Nonparticipating Stock of the Company's franchising subsidiary; (iii) the termination of Shoney's right of first refusal with respect to shares of Common Stock owned by Leon Moore, the Company's Chief Executive Officer, if he received an offer which would result in his owning less than 20% of the Company's outstanding Common Stock; and
        (iv) the amendment of the Company's License Agreement with Shoney's (the "License Agreement") to terminate certain of Shoney's approval rights over various aspects of the Company's franchise operations, including the selection of franchisees, the location and design of franchised facilities, the termination of individual franchisees, and the maximum fees which the Company may charge franchises. The Company will continue as the exclusive franchisor of Shoney's Inns and Shoney's will retain certain rights, including the right to approve the styles, shapes, colors and forms in which the "Shoney's Inn" and "Shoney's Inn & Suites" marks are displayed and the terms of the franchise agreements (other than the maximum fees and other financial terms thereof). Further, Shoney's retains the right to terminate the License Agreement under limited circumstances, including bankruptcy of the Company, the failure to comply with the terms of the License Agreement and the failure to desist from conduct likely to impair Shoney's goodwill and reputation. As a result of the repurchase of the Company's Series A Redeemable Nonparticipating Stock,

                Shoney's no longer has the right to designate two members of the Company's board of directors. Management expects that the repurchase of the warrants will be treated as a reduction of shareholders' equity and the cancellation of the warrants will reduce the number of common equivalent shares outstanding. The $5.3 million price for the cancellation of Shoney's right to receive a portion of the Company's franchise fees is expected to be treated as a deferred asset and amortized over a fixed period of time. Franchise operating expenses of the Company will no longer reflect an expense for the royalty fees to Shoney's. The transactions described above are sometimes collectively referred to herein as the "Shoney's Transaction."



Item 6.         Exhibits and Reports on Form 8-K

                6(a) Exhibits-

                        4.1 Indenture between the Company and Banker's Trust Company dated as of November 15, 1996.

                        4.2 First Supplemental Indenture between the Company and Banker's Trust Company dated as of November 15, 1996.

                        10.1 Amendment No. 5 to license agreement between Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc. dated October 25, 1996.

                        10.2 Warrant Purchase Agreement between Shoney's Investments, Inc. and ShoLodge, Inc. dated October 25, 1996.

                        10.3 Fifth Amendment to Loan Agreement between ShoLodge, Inc. and First Union National Bank of Tennessee dated October 18, 1996.

                        10.4 Sixth Amendment to Loan Agreement between ShoLodge, Inc. and First Union National Bank of Tennessee dated October 24, 1996.

                        10.5 Loan Agreement between ShoLodge, Inc. and Nations Bank of Tennessee, N.A. dated November 6, 1996.

                        10.6 First Amendment to Amended and Restated Stock Option Agreement dated as of October 10, 1996 between Leon Moore and Richard L. Johnson.

                        10.7 First Amendment to Registration Rights Agreement, dated as of October 10, 1996, between the Company and Richard L. Johnson.

                        11      Computation of per share earnings.

                        27      Financial Data Schedule (for SEC use only)

                            6(b) Reports on Form 8-K


There were no reports on Form 8-K for the quarter ended October 6, 1996: however, a report on Form 8-K was filed on October 21, 1996, regarding the proposed Shoney's Transaction (See Part II, Item 5 of this report for further information).


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934. The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ShoLodge, Inc.

Date:  November 19, 1996      /s/ Leon Moore
                              ---------------------------------------
                              Leon Moore
                              President, Chairman of the Board
                              and Director (Chief Executive Officer)

Date:  November 19, 1996      /s/ Bob Marlowe
                              ---------------------------------------
                              Bob Marlowe
                              Secretary, Treasurer and Director
                              (Chief Accounting Officer)


Date:  November 19, 1996      /s/ Michael A. Corbett
                              ---------------------------------------
                              Michael A. Corbett
                              Chief Financial Officer