Form 10-K
period 1996-12-29
SHOLODGE INC
filed 1997-03-31
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      ------------------------------------

For the fiscal year ended December 29, 1996       Commission File Number 0-19840
                      ------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)
                      ------------------------------------

         Tennessee                                            62-1015641
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                       Identification Number)

217 West Main Street, Gallatin, Tennessee                         37066
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (615) 452-7200
                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 24, 1997, was approximately $80,000,000. The market value calculation was determined using the last sale price of registrant's common stock on March 24, 1997, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on March 27, 1997, were 8,233,985.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                                           Documents from which portions are
Part of Form 10-K                                          incorporated by reference
-----------------                                          ---------------------------------------------
Part III                                                   Proxy Statement
                                                           for registrant's
                                                           annual meeting of
                                                           shareholders to be
                                                           held during the
                                                           second quarter of
                                                           fiscal 1997.

Part IV                                                    Registration Statement on Form S-1,
                                                           Commission File No. 33-44504.

Part IV                                                    Annual Report on
                                                           Form 10-K, filed with
                                                           the Commission on
                                                           March 29, 1993.

Part IV                                                    Annual Report on
                                                           Form 10-K filed with
                                                           the Commission on
                                                           March 28, 1994.

Part IV                                                    Registration Statement on Form S-3,
                                                           Commission File No. 33-77910.

Part IV                                                    Annual Report on Form 10-K filed with the
                                                           Commission on April 11, 1995

Part IV                                                    Annual Report of Form 10-K filed with the
                                                           Commission on April 1, 1996

Part IV                                                    Quarterly Report on Form 10-Q filed with
                                                           the Commission on November 20, 1996

Part IV                                                    Quarterly Report on Form 10-Q filed with
                                                           the Commission on August 28, 1996

Part IV                                                    Quarterly Report on Form 10-Q filed with
                                                           the Commission on May 24, 1996

                                     PART I



ITEM 1.           BUSINESS.

GENERAL

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 14 Sumner Suites are mid-scale, all-suites hotels located in Florida, Georgia, Indiana, New Mexico, Ohio, Tennessee and Texas. As of March 24, 1997, the Shoney's Inn lodging system consists of 86 Shoney's Inns containing 8,737 rooms of which 34 containing 4,164 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

         Sumner Suites hotels are marketed primarily to business travelers and, to a lesser extent, leisure travelers by offering an all-suite setting in a convenient location at an attractive price/ value relationship. Usually located in or near business or leisure travel destinations in mid-sized and larger metropolitan markets, Sumner Suites offer mid-scale accommodations at rates between $65 and $85 per night. A typical Sumner Suites contains from 110 to 125 rooms, lounge facilities, meeting rooms and an exercise room, and offers a deluxe continental breakfast.

         The Sumner Suites concept was launched in 1995 with three hotels. From 1990 until 1995, the Company developed and managed 12 mid-scale, all-suites hotels under another brand name before selling its interests in those hotels in March 1995. The Company believes that its experience in developing, constructing and managing mid-scale, all-suites hotels will enable it to expand effectively its development and ownership of the Sumner Suites system. As Sumner Suites has a limited presence in the marketplace, the Company seeks to capitalize on its proprietary reservation system, INNLINK, to further expand awareness of Sumner Suites.

         Shoney's Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $39 and $58 per night. The typical Shoney's Inn includes 100 to 125 rooms and, in most cases, meeting rooms. Although Shoney's Inns do not offer full food service, many offer continental breakfast and 78 of the 86 Shoney's Inns are located adjacent or in close proximity to Shoney's restaurants. Management believes that its strategy of locating most of its Shoney's Inns in close proximity to free-standing Shoney's restaurants has given it a competitive advantage over other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

         In 1991, the Company became the exclusive franchisor of Shoney's Inns, including the then existing Shoney's Inns. Management believes that Shoney's Inns benefit from the association with the Shoney's national brand restaurant system's reputation for consistency and value which provides an opportunity for expansion in both existing and new markets. Shoney's Inns benefit directly from cross-marketing efforts with Shoney's restaurants as well as indirectly from Shoney's restaurant advertising.

GROWTH STRATEGY

         The Company's strategy is to increase cash flow and earnings by (i) increasing REVPAR (revenue per available room) while maintaining the Company's attractive suite and room price/value relationships and controlling operating costs, (ii) developing additional Sumner Suites and (iii) expanding the Shoney's Inn system through the addition of new franchised units and selectively developing Company-owned hotels.

         Internal Growth. The Company intends to increase cash flow and earnings from its existing hotels through increases in REVPAR while controlling operating costs. The Company seeks to increase REVPAR by increasing average dally room rates and supporting or increasing occupancy rates through targeted marketing and advertising strategies, employing promotional activities in local markets and capitalizing on the Company's proprietary central reservation system. In addition, the Company is committed to sustaining the quality of its properties through an ongoing renovation and maintenance program in order to increase REVPAR. The Company seeks to minimize costs throughout its operations primarily through the use of an in-house development and construction team and increased economies of scale in purchasing.

         Development of Additional Sumner Suites. In addition to the two Sumner Suites that were opened in December 1995 and a property that was converted to a Sumner Suites in July 1995, the Company has developed and opened eleven Sumner Suites as of March 24, 1997. The Company intends to continue expanding the Sumner Suites chain in 1997 by opening approximately eight to ten additional Sumner Suites hotels, three of which are currently under construction.

         Expansion of Shoney's Inn System. The Company is expanding the Shoney's Inn system through the addition of new franchises and by selectively opening new Company-owned hotels. In 1996, the Company added two Company-owned Shoney Inns and a net total of six franchised units to the system. The Company targets existing Shoney's Inn franchisees, existing Shoney's restaurant franchisees and contacts within the industry as potential franchisees for additional Shoney's Inns.


SUMNER SUITES CONCEPT

         Sumner Suites are all-suites hotels positioned in the mid-scale segment to appeal primarily to business travelers and, to a lesser extent, leisure travelers. The Sumner Suites hotels are generally located in mid-sized to larger metropolitan markets near business and leisure travel destinations such as business parks, office buildings, local attractions and restaurants. Although daily room rates typically range from $65 to $85, room rates at Sumner Suites vary depending upon a number of factors, including location and competition. For 1996, the average daily room rate for the Sumner Suites hotels was $74.55.

         The Sumner Suites prototype hotel is a five story, interior corridor, stucco building containing 110 to 125 rooms. The bedroom in each suite is furnished with either a king size bed or two double beds, a night stand, vanity, and closet area, and the sitting area contains a sleeper sofa, a desk, chairs and reading lamps. A kitchenette area includes a sink, refrigerator, microwave oven and cabinets that contain kitchen and cooking utensils.

         The lobby area of each Sumner Suites hotel features marble floors and seating areas with numerous couches, tables and chairs allowing for informal meeting and lounge space. Adjacent to the seating area is a combination buffet and beverage service area. Each Sumner Suites is equipped with large meeting rooms that can be sectioned to meet individual guests' or groups' needs. An exercise facility and swimming pool are additional features. The amenities provided by the hotels include voice mail and facsimile machine services, deluxe continental breakfast and lounge services in the evening. The Company believes that Sumner Suites provides its guests with quality accommodations at an attractive price/value relationship within the all-suites segment.


SHONEY'S INNS CONCEPT

         Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 21 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Seventy-eight of the 86 Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over other limited-service lodging chains. Daily room rates at Shoney's Inns range from $39 to $58 and vary depending upon a number of factors, including location, competition and type of room. For 1996, the average daily room rate for Company-owned Shoney's Inns was $51.39.

         Historically, the typical Shoney's Inn has been a two story, exterior corridor, brick veneer building with plate glass fronts, containing 100 to 125 rooms. New prototypes for Shoney's Inns include a four story, interior corridor, brick or stucco building containing 100 to 120 rooms as well as smaller prototype buildings containing 80 rooms. Each room is professionally decorated and is generally furnished with two double beds, a dresser, table and chairs and a color television.

         Amenities featured at most Shoney's Inns include swimming pools (some indoors or heated), meeting rooms, facsimile machine service and continental breakfast. The Company believes that Shoney's Inns provide their guests with quality accommodations at an attractive price/value relationship within the upper economy segment.


HOTEL CONSTRUCTION AND DEVELOPMENT

         The Company's construction subsidiary has a full time core staff of approximately 20 people who manage, supervise and control the construction of the Company's hotels. Local subcontractors are employed by the Company for most of the major construction components of a new hotel, including plumbing, electrical, and mechanical subcontracts. The Company intends to continue to build its own hotels because it believes that its in-house capabilities provide advantages in controlling costs, quality, and development schedule as compared to using independent contractors. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

         The Company devotes significant resources to the identification and evaluation of potential sites for its hotels. The Company generally targets mid-sized to larger metropolitan markets for locating its Sumner Suites. In identifying cities for possible expansion, the Company typically targets markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process for Sumner Suites focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and high traffic retail and restaurant areas. The Company focuses on sites for its Shoney's Inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments.

         The Company anticipates developing Sumner Suites hotels averaging from 110 to 125 suites. Management believes that the development cost of a new Sumner Suites hotel will be approximately $50,000 to $55,000 per suite, depending on the location of the hotel, size of the hotel (number of suites), cost of land, local zoning and permitting costs, construction period and local building costs which are affected by the cost of building materials and construction labor. Based on the Company's experience to date, the capital investment (including land and pre-opening expenses) for a typical 125 suite Sumner Suites is approximately $6.5 million (approximately $52,000 per suite). The Company's Shoney's Inns typically range in cost from approximately $32,000 to $38,000 per room.

         The construction phase of a hotel generally requires six months after the site and all approvals and permits have been obtained. The Company's experience in selection and acquisition of sites has varied and generally averages six months. The approval and permitting phase can occur simultaneously with site acquisition and generally requires three months. The entire development process generally ranges from 10 to 12 months but may take longer.


SALES AND MARKETING

         The Company directs marketing efforts on behalf of both Sumner Suites and Shoney's Inns primarily to business travelers, whom management believes have represented the largest segment of its customers in recent years.

         Sumner Suites. Marketing of the Sumner Suites brand is targeted primarily towards the business traveler through a variety of efforts. Initially, pre-opening sales calls are made by the general manager and director of sales of each property in the local market area during the 90 days prior to opening. In addition, advertisements are placed in the Hotel Travel Index, a comprehensive listing of hotels worldwide used by travel agents for booking clients into destination cities. The Sumner Suites toll-free reservation number, 1-800-74-SUITE, is promoted to the travel agents through advertising and direct mailings. The Company believes that approximately one quarter of all Sumner Suites room sales are booked through the reservation center. Finally, Sumner Suites has joined TAC-Lite, an automatic, guaranteed payment system for travel agents, in an effort to continue to expand Sumner Suites brand awareness.

         Shoney's Inns. All Shoney's Inns participate in the "Sho Business" frequent traveler program, entitling members to receive the lowest available rate, car rental discounts, restaurant coupons, complimentary coffee and newspaper, free room upgrades, express check-in and other privileges upon presentation of a membership card. Approximately 12% of the rooms booked through INNLINK for Shoney's Inns in 1996 were reserved by guests who were members of the Sho Business program. Historically, the Company has also marketed its hotels directly to businesses whose employees travel in the southeastern United States. The Company's marketing department gathers information on business prospects, secures accounts and makes referrals to individual hotels for follow up.

         Additionally, the Company attempts to take advantage of the positive reputation attached to the Shoney's name in the over-50 age group and in the package tour market through advertisement in publications targeting such readers and by encouraging franchisee participation in promotional discounts for frequent customers over 50 and for tour operators. The Company's program for the over-50 age group entitles its members to receive special room rate discounts, complimentary coffee and newspaper and other benefits. The Shoney's Inn system also advertises in the approximately 967 Shoney's restaurants, and individual Shoney's Inns are encouraged to participate in joint mailings and other promotions with local Shoney's restaurants.

         The Company periodically publishes a Shoney's Inn system directory showing, for each Inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, the services and amenities provided and other relevant information. These directories are distributed in each Shoney's Inn and Shoney's restaurant and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

         Most properties have a full-time director of sales whose responsibilities include local marketing and direct and group sales. At the corporate level, a Director of Marketing oversees national marketing plans and provides marketing support for each corporate and franchised property, including smaller corporate properties which may not have a full-time sales person. The Director of Marketing also oversees management of the Shoney's Inn national advertising fund, into which all Shoney's Inns pay 1% of revenue to support national marketing efforts such as the annual system directory.


LODGING OPERATIONS

         Hotel Management. Overall hotel operations are the responsibility of the Vice President of Operations for Shoney's Inns and the Director of Operations for Sumner Suites. Shoney's Inns are further managed by regional managers, who directly supervise the general managers of each property. The Company expects to add regional managers for its Sumner Suites system as it grows its hotel base with each regional manager supervising between four and six hotels on a geographic basis. The general manager of each Shoney's Inn or Sumner Suites hotel is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property's operating budget and is held accountable for meeting the goals and objectives of the hotel.

         Reservation System. The Company's proprietary central reservation system, INNLINK, provides important support for the room reservation process for both Sumner Suites and Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include: Country Hearth Inns, Key West Inns and Wilson Inns & Hotels. INNLINK operates 24 hours a day, 7 days a week. The INNLINK system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-222-2222 for Shoney's Inns and 1-800-74-SUITE for Sumner Suites. Electronically, INNLINK is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, System One and WorldSpan). The reservation System includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately one quarter and one fifth of room sales for Sumner Suites and Shoney's Inns, respectively, are made through INNLINK.

         Quality Control. To ensure quality and consistency, the Company regularly inspects each of its hotels and each Shoney's Inn in the Shoney's Inn system for compliance with facility and service standards. The Company also conducts unannounced visits by unidentified "guests" who report on the quality of services at individual hotels. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned Shoney's Inns after approximately seven years of operation and expects a similar renovation schedule for Sumner Suites. As of December 29, 1996, the Company had renovated 12 of the 21 Company-owned Shoney's Inns opened prior to 1994 and plans to renovate eight Shoney's Inns during 1997.

         Training. The Company utilizes the services of an "opening team" to assist with hiring and training new staff and opening new Company-owned hotels. The opening team trains local hotel personnel in front desk operations, operational policies, hotel accounting and cash handling procedures, record-keeping, housekeeping and laundry, maintenance and repair, marketing, personnel management, purchasing, quality assurance and sales. Sales training includes a team of direct sales personnel that assists the local staff in the actual pre-selling of rooms. An opening team generally remains on site for one to four weeks depending on the prior experience of the local general manager.


FRANCHISE OPERATIONS

         Franchise Marketing. The Company markets the Shoney's Inn franchise principally to existing Shoney's Inn franchisees, Shoney's restaurant franchisees and other prospects known through management's contacts in the lodging industry. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

         Management believes that the Company attracts potential new franchisees by offering a high level of franchisee support services at a lower price than its competitors. Management periodically monitors the initial fee, royalty fee, advertising fee, reservation fee and other charges imposed by other franchisors with whom the Company competes and believes that the fees charged by the Company are competitive and, in many cases, lower than such other franchisors.

         Fees. Under the standard Shoney's Inn franchise arrangement offered to prospective franchisees, a franchisee pays a $2,500 application fee. Upon approval of the application, the Company and the franchisee enter into a 20-year license agreement, and the franchisee pays a license fee equal to the greater of $250 per room or $25,000. The application fee is applied against the license fee.

         Under the standard Shoney's Inn franchise arrangement offered to prospective franchisees, the franchisee pays monthly royalties of 3.5% of the licensed hotel's gross sales during the term of the license agreement. Additionally, a marketing cooperative fee of 1% of gross sales and a fee for participation in the Shoney's Inn central reservation system of 1% of gross sales are charged.

         Franchisee Services. Management believes that the support the Company offers to franchisees is a fundamental ingredient in determining its success as a franchisor and that the Company's successful record as a Shoney's Inn builder, owner and operator evidences valuable experience and abilities which can enhance the franchisee support function. As franchisor, the Company draws on its own operational experience to assist franchisees.

         Once a Shoney's Inn is constructed, the Company offers the franchisee, for an additional fee, training and "opening teams" similar to those used by the Company when opening one of its own hotels. The Company also makes available some of the most successful Company-owned Shoney's Inns as training centers.

         The Company inspects every Shoney's Inn at least three times a year, at least two of which are unannounced, through its Quality Standards and Compliance program, using trained field representatives. The Company encourages franchisees to renovate each of the Shoney's Inns after approximately seven years of operations, in the same manner that the Company renovates its own hotels.

         The Company offers to provide management services to Shoney's Inn franchisees pursuant to contractual arrangements. The Company's fee for these services is a percentage of the managed hotel's gross revenues. Currently, the Company manages two hotels under contract arrangement.

SHONEY'S TRANSACTION

        On October 25, 1996 the Company repurchased for $2.0 million in cash a warrant held by Shoney's Investments, Inc., an affiliate of Shoney's, Inc. ("Shoney's"), to acquire 5% of the Company's common stock (the "Common Stock") outstanding on the date of exercise of the warrant, exercisable through February 20, 1997. As of October 25, 1996, the warrant entitled Shoney's to acquire 559,589 shares of Common Stock, of which 437,703 warrants were in the money at an average price of $9.49. In addition, the Company paid to Shoney's $5.3 million in cash in exchange for (i) the cancellation of Shoney's right to receive a portion of the franchise fees collected by the Company equal, in substantially all cases, to 1.5% of 52 Shoney's Inns' gross revenues through October 1999 and 0.5% of the remaining and all future Shoney's Inns' gross revenues for the first ten years of their operations; (ii) the repurchase of all of the Company's Series A Redeemable Nonparticipating Stock and all of the Series A Redeemable Nonparticipating Stock of the Company's franchising subsidiary; (iii) the termination of Shoney's right of first refusal with respect to shares of Common Stock owned by Leon Moore, the Company's Chief Executive Officer, if he received an offer which would result in his owning less than 20% of the Company's outstanding Common Stock; and (iv) the amendment of the Company's License Agreement with Shoney's (the "License Agreement") to terminate certain of Shoney's approval rights over various aspects of the Company's franchise operations, including the selection of franchisees, the location and design of franchised facilities, the termination of individual franchisees, and the maximum fees which the Company may charge franchisees.

        The Company continues as the exclusive franchisor of Shoney's Inns and Shoney's retains certain rights, including the right to approve the styles, shapes, colors and forms in which the "Shoney's Inn" and "Shoney's Inn & Suites" marks are displayed and the terms of the franchise agreements (other than the maximum fees and other financial terms thereof). Further, Shoney's retains the right to terminate the License Agreement under limited circumstances, including the bankruptcy of the Company, the failure to comply with the terms of the License Agreement and the failure to desist from conduct likely to impair Shoney's goodwill and reputation. As a result of the repurchase of the Company's Series A Redeemable Nonparticipating Stock, Shoney's no longer has the right to designate two members of the Company's board of directors. The transactions described above are sometimes collectively referred to herein as the "Shoney's Transaction."

LICENSE AGREEMENT WITH SHONEY'S

         Under the License Agreement, the Company has certain rights to use and to license the use of the service marks "Shoney's Inn" and "Shoney's Inn & Suites" in connection with lodging operations. Under the License Agreement, Shoney's retains certain rights, including the right to approve the styles, shapes, colors and forms in which the "Shoney's Inn" and "Shoney's Inn & Suites" marks are displayed, the nature and extent of on-site food and beverage service and the terms of franchise agreements (other than the maximum fees and other financial terms).

         Prior to October 25, 1996, the License Agreement entitled Shoney's to receive a portion of the franchise fees collected by the Company equal, in substantially all cases, to 1.5% of 52 Shoney's Inns' gross revenues through October 1999 and 0.5% of the remaining and all future Shoney's Inns' gross revenues for the first ten years of their operation. Shoney's right to receive such fees was terminated on October 25, 1996.

         The rights in the "Shoney's Inn" and "Shoney's Inn & Suites" marks granted to the Company under the License Agreement may be terminated upon certain occurrences, including the bankruptcy of the Company, the failure to comply with the terms of the License Agreement, and the failure to desist from any conduct likely to impair Shoney's goodwill or reputation.


LODGING INDUSTRY

         Smith Travel Research divides lodging chains into five segments based on price. These segments are: upper and lower upscale, mid-scale, and upper and lower economy. Smith Travel Research does not have a specific all-suites segment, but the Company's Sumner Suites hotels would be included in the mid-scale segment based on average daily room rates.

The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:


                                                                   AVERAGE                    AVERAGE DAILY
                                       REVPAR                   OCCUPANCY RATE                ROOM RATE (1)
                               ----------------------      ------------------------    ------------------------
                               1994     1995     1996      1994      1995      1996      1994    1995     1996
                               ----     ----     ----      ----      ----      ----      ----    ----     ----
Industry-wide .............   $40.70   $42.82   $45.60     64.7%     65.1%     65.2%   $62.86   $65.82   $69.97
Upper economy segment .....    27.55    28.99    30.55     61.3      61.7      62.7     44.94    46.96    49.64
Mid-scale segment .........    37.42    39.70    42.15     65.1      65.8      65.7     57.52    60.33    64.14
All Shoney's Inns .........    26.43    28.17    28.47     63.9      64.9      61.5     41.33    43.28    45.86
Company-owned Shoney's
   Inns ...................    30.20    30.97    31.38     62.1      64.3      61.1     44.98    48.17    51.39
Sumner Suites (2) .........      N/A      N/A    36.15      N/A       N/A      48.5       N/A      N/A    74.55

(1)      Room revenues divided by the number of rented rooms.

(2) Information with respect to Sumner Suites is unavailable or not meaningful prior to 1996, as two of the first three Sumner Suites hotels did not open until late 1995.

Source: Smith Travel Accommodation Reports. December year-to-date 1996, for industry- wide, upper economy and mid-scale, and the Company's internal data for all Shoney's Inns statistics.

         The Company believes that the key elements underlying the improvements in the industry's operating performance and profitability are favorable economic conditions and a rate of room demand growth which exceeds the growth rate of room supply. The rate of room demand growth exceeded the rate of room supply growth in each of 1994, 1995 and 1996. While the growth in room supply has increased and will continue to increase with the development of new hotels, according to Coopers & Lybrand's "Hospitality Directions," October, 1996, industry-wide room supply is projected to exceed room demand beginning in 1998, but industry-wide average daily room rate ("ADR") is expected to continue to increase through 1999 while occupancy is expected to decrease. Occupancy and ADR have increased throughout the lodging industry from 1993 through 1996.


COMPETITION

         The lodging industry is highly competitive. In franchising the Shoney's Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney's Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodges. The Company's Sumner Suites hotels experience competition from chains such as AmeriSuites, Hampton Inns, Residence Inn, Courtyard by Marriott, Quality Suites, Embassy Suites and Comfort Suites. Each of the Company's hotels is located in a developed area that includes competing lodging facilities, and the Company expects that future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

GOVERNMENT REGULATION

         The Company is subject to various federal, state and local laws, regulations and administrative practices affecting its business. The Company's lodging operations must comply with provisions relating to health, sanitation and safety standards, equal employment, minimum wages, building codes and zoning ordinances, and licenses to operate lodging facilities. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission ("FTC") Rules on Franchising. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.

         Federal and state environmental regulations are not expected to have a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of lodging facilities and add to their cost. A significant portion of the Company's personnel are paid at rates related to federal minimum wages and, accordingly, increases in the minimum wage could adversely affect the Company's operating results.

         The Americans With Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its lodging facilities to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled, and the Company does not currently anticipate that such compliance will require the Company to expend substantial funds.


SERVICE MARKS

         The Company has the right to use the "Shoney's Inn" and "Shoney's Inns and Suites" service marks in its lodging operations under its License Agreement with Shoney's (See "License Agreement with Shoney's," above). The "Shoney's Inn" and "Shoney's Inns and Suites" marks may not be used in certain limited areas in southern and western Virginia and in northeastern Tennessee; however, the Company does not believe that these limitations are material to its present business or its expansion strategy. The Company believes that its ability to use the Shoney's marks is material to its business. The Company has registered the service mark "INNLINK," which it uses in connection with its reservation system, with the United States Patent and Trademark Office. The Company has applied to register the service mark "Sumner Suites" with the United States Patent and Trademark Office.


INSURANCE

         The Company maintains general liability insurance and property insurance for all its locations and operations, as well as specialized coverage, including guest property and liquor liability insurance, in connection with its lodging business. Generally, the costs of insurance coverage and the availability of liability insurance coverage have varied widely in recent years. While the Company believes that its present insurance coverage is adequate for its current operations, there can be no assurance that the coverage is sufficient for all future claims or will continue to be available in adequate amounts or at a reasonable cost.


EMPLOYEES

         As of December 29, 1996 the Company had approximately 1,585 employees, including approximately 150 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.


ITEM 2. PROPERTIES.

         The Company's corporate headquarters, owned by the Company, is located in Gallatin, Tennessee and contains approximately 10,000 square feet of office space. Another 5,000 square feet of office space is leased by the Company in close proximity to the headquarters. The Company has purchased a site in Hendersonville, Tennessee and has begun the process of building a new headquarters building that will contain approximately 42,000 square feet of space including storage and food services. Management believes that the new building will contain sufficient space to accommodate the Company's currently anticipated needs.

         Approximately 40 of the 46 Company-owned hotels are located on sites owned by the Company or a partnership in which the Company holds a majority interest. The remaining hotels are located on sites that are leased pursuant to long-term ground leases.


ITEM 3.           LEGAL PROCEEDINGS.

         The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any material legal action pending or threatened against it, except for the following:

         Frank Rudy Heirs Associates, et al. v. Moore and Associates, Inc., Leon Moore and Gulf Coast Development, Inc. was filed in the Chancery Court for Davidson County, Tennessee (93- 2957-II) on October 8, 1994. The plaintiff is the limited partner in Shoney's Inn of Music Valley, Ltd., a Tennessee limited partnership in which the Company, previously operating under the name Gulf Coast Development, Inc., is the general partner. The plaintiff alleges that the Company breached its fiduciary duty as general partner by failing to keep plaintiff advised on the cost of constructing the Shoney's Inn owned by the partnership, by paying itself unauthorized and excessive fees relating to such construction and by allowing the costs of the hotel to exceed earlier estimates. Plaintiff further claims the Company and Leon Moore breached their fiduciary duty of full disclosure to plaintiff with regard to the projected costs of the hotel, the financing of the same and the actual cost of the same. Plaintiff further claims that the Company and Leon Moore made negligent representations with regard to the costs and financing of the hotel. Plaintiff further claims that Moore and Associates, Inc. and the Company converted partnership property to their own use, that Leon Moore conspired with other officers to gain money from the partnership and tortiously interfered with plaintiff's contractual relationships, and that the Company violated the Tennessee Consumer Protection Act.

         The plaintiff sought to have a note in the amount of approximately $1 million issued by the partnership to the Company representing the amount necessary to complete the hotel project, cancelled or reduced. Plaintiff also originally sought damages in the amount of $7 million, plus trebled damages for any unauthorized payment to the Company or its affiliates and for any damages sustained because of the alleged wrongdoing of the defendants. The plaintiff further sought punitive damages in the amount of $15 million.

         On February 3, 1995, the Chancery Court entered partial summary judgements on some of the claims raised by the plaintiff. The court entered summary judgement in favor of the defendants dismissing plaintiff's claim that the defendants had fraudulently procured the formation of the limited partnership by misrepresenting the cost of constructing and developing the hotel and dismissing the plaintiff's claim that the defendants diverted money from the hotel construction loan and exceeded the cost of construction under the construction contract. The court also entered summary judgement in favor of the plaintiff on its claim that the Company breached the partnership agreement by not offering the partnership the right to participate in the profits from the management of a neighboring hotel and on its claim that the Company violated the partnership agreement by withholding the distribution of cash flow.

         The February 3, 1995 order with regard to the distribution of cash flow generally required the Company to cause the partnership to distribute to its partners, including the

Company, 75% of taxable income of the partnership for 1992 and 1993. The order was deemed final by the Court and was appealed by the defendants to the Tennessee Court of Appeals. On November 29, 1995, the Tennessee Court of Appeals affirmed the trial court's judgment. On January 29, 1996, an application was filed with the Tennessee Supreme Court requesting that the Tennessee Supreme Court accept an appeal of the decision of the Tennessee Court of Appeals. The Supreme Court has denied the application.

         The Court referred to a Special Master the issue of damages with regard to the summary judgment granted on the claim that the Company breached the partnership agreement by not offering the partnership the right to participate in the profits from the management of a neighboring hotel. On November 8, 1995, the Special Master issued her Report finding damages on this claim payable to the partnership (of which the Company is a 60% partner) in the amount of $3,045,031. A hearing was held on December 19, 1995, at which time the Chancellor confirmed the Report of the Special Master. On February 27, 1996, the Court made the judgment final. On March 26, 1996, the Company appealed the judgment to the Court of Appeals. On March 12, 1997, the Court of Appeals reversed the trial court's ruling in favor of the plaintiff, vacated the $3,045,031 judgment rendered against the Company and remanded the case to the trial court with instructions to enter summary judgment as to this claim in favor of the Company. The plaintiff now has until May 12, 1997 within which to seek review of the Court of Appeals ruling in the Supreme Court of Tennessee.

         The remaining claims in the case have been set for trial on June 16, 1997. The Company has filed a motion for summary judgment seeking the dismissal of most of the remaining claims. The motion is scheduled to be heard April 1, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of 1996.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

         The Company's Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq Stock Market ("NASDAQ") under the symbol "LODG." The prices set forth below reflect the high and low sales prices for the Company's Common Stock as reported by NASDAQ for the periods indicated.


                   FISCAL 1995                                  HIGH                              LOW
                   -----------                                  ----                              ---
First Quarter....................................             $21 1/2                         $    12
Second Quarter...................................              16 5/8                          13 1/4
Third Quarter....................................              15 1/2                          12 3/4
Fourth Quarter...................................              14 1/4                           7 3/4


                   FISCAL 1996                                  HIGH                              LOW
                   -----------                                  ----                              ---
First Quarter ...................................              13 1/4                           9 1/2
Second Quarter...................................              15 1/2                              10
Third Quarter ...................................              14 1/4                          10 1/2
Fourth Quarter...................................              15 1/2                          12 1/4


                   FISCAL 1997                                  HIGH                              LOW
                   -----------                                  ----                              ---
First Quarter (through March 24,                                 14                              11 1/2
1997)............................................

         On March 24, 1997, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $13 3/4 per share. As of March 24, 1997, there were approximately 84 holders of record of the Company's Common Stock and approximately 1,475 beneficial owners.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and does not therefore anticipate paying any cash dividends in the foreseeable future. The Company's primary revolving credit agreements prohibit the payment of dividends without the lender's consent.

         The Company declared a five-for-four stock split of its Common Stock to be effected as a 25% stock dividend which was payable on May 14, 1993 to those shareholders of record on April 30, 1993. The Company more recently declared a four-for-three stock split of its Common Stock to be effected as a 33 1/3% stock dividend payable on March 28, 1994 to the shareholders of record on March 14, 1994.


ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 29, 1996 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the two fiscal years ended December 31, 1995 and December 29, 1996, which have been audited by Deloitte & Touche LLP, independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                         SHOLODGE, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


                                                                                         FISCAL YEAR ENDED
                                                                   DECEMBER 27,  DECEMBER 26, DECEMBER 25, DECEMBER 31, DECEMBER 29,
                                                                         1992         1993         1994         1995         1996
                                                                         ----------------------------------------------------------
REVENUES:
   Hotel                                                               $ 25,598    $  29,890    $ 36,440   $  44,144    $  57,528
   Construction and development                                           6,178            0       6,213       9,214          890
   Construction and development - other                                       0            0           0      14,827          775
   Franchising                                                            1,760        2,079       2,623       2,917        4,105
   Management                                                               660          979         916         438          185
   Management - previously deferred                                           0            0           0       2,862            0
   Sale of Hotels                                                             0        9,080      17,366       6,174            0
   Profits not Recognized on Installment Sales                                0       -1,295      -2,782      -1,956            0

                                                                       ----------------------------------------------------------
                 Total operating revenues                                34,196       40,733      60,776      78,620       63,483

COSTS AND EXPENSES:
   Operating Expenses:
      Hotel                                                              15,354       17,042      20,938      25,962       31,859
      Construction and development                                        4,549            0       5,242      10,096        1,200
      Franshising                                                         1,841        2,153       2,475       2,861        3,255
      Cost of Hotels Sold                                                     0        7,785      14,584       4,218            0

                                                                       ----------------------------------------------------------
                 Total Operating Expenses                                21,744       26,980      43,239      43,137       36,314
                                                                       ----------------------------------------------------------

                    Gross Operating Profit                               12,452       13,753      17,537      35,483       27,169

   General and administrative                                               894        1,349       1,378       1,929        2,158
                                                                       ----------------------------------------------------------
   Earnings before Interest, Taxes, Depreciation and Amortization        11,558       12,404      16,159      33,554       25,011

   Depreciation and amortization                                          2,944        3,290       4,083       5,638        8,249

                                                                       ----------------------------------------------------------
                    Net operating profit (Before Interest and Taxes)      8,614        9,114      12,076      27,916       16,762

OTHER INCOME AND EXPENSES:
   Interest expense                                                       4,939        4,642       5,525       5,856        4,219
   Interest Income                                                        2,425        3,345       5,311       5,815        1,391
                                                                       ----------------------------------------------------------
      Net interest (income) expense                                       2,514        1,297         214          41        2,828
   Other income                                                             911        1,012       1,263         765        1,599
                                                                       ----------------------------------------------------------

EARNINGS BEFORE INCOME TAXES, DISCONTINUED OPERA-
   TIONS, MINORITY INTEREST AND EXTRAORDINARY ITEMS                       7,011        8,829      13,125      28,640       15,533

INCOME TAXES                                                              2,533        3,077       4,838      10,529        5,613

MINORITY INTEREST IN EARNINGS OF CONSOL-
   IDATED SUBSIDIARIES & PARTNERSHIPS                                       309          513         294         351          423
                                                                       ----------------------------------------------------------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS                                                     4,169        5,239       7,993      17,760        9,497

DISCONTINUED OPERATIONS:
   INCOME (LOSS) FROM OPERATIONS OF RESTAURANT
      SUBSIDIARY DISPOSED OF, net of applicable
        income taxes & minority interest                                     (9)         (41)         18         (75)           0

EXTRAORDINARY LOSSES,
net of income tax benefit                                                     0            0         215         708            0

                                                                       ----------------------------------------------------------
NET EARNINGS                                                           $  4,160    $   5,198    $  7,796   $  16,977    $   9,497
                                                                       ==========================================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary:
        Earnings from continuing operations before extraordinary items $   0.68    $    0.67    $   0.92   $    2.08    $    1.13
                                                                       ==========================================================
        Net Earnings                                                   $   0.68    $    0.66    $   0.90   $    1.99    $    1.13
                                                                       ==========================================================

  Fully Diluted:
        Earnings from continuing operations before extraordinary items $   0.68    $    0.67    $   0.92   $    1.87    $    1.12
                                                                       ==========================================================
        Net earnings                                                   $   0.68    $    0.66    $   0.90   $    1.80    $    1.12
                                                                       ==========================================================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                                           6,103        7,872       8,654       8,526        8,441
                                                                       ==========================================================
        Fully Diluted                                                     6,103        7,872       9,946      10,842       10,764
                                                                       ==========================================================

BALANCE SHEET DATA:

   WORKING CAPITAL                                                     $  1,223         (370)   $    714   $   4,786    ($ 21,745)

   TOTAL ASSETS                                                          97,395      120,486     180,391     220,790      263,709

   LONG-TERM DEBT AND CAPITALIZED LEASES                                 57,323       52,020      87,739      89,343      138,794

   SHAREHOLDERS' EQUITY                                                  29,177       54,883      65,158      82,737       89,736

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives revenues primarily from hotel room sales at its Sumner Suites and Company-owned Shoney's Inn hotels. Through March 1995, the Company managed AmeriSuites hotels and earned management fees for such services. The Company also receives management fees for services it performs for two franchised Shoney's Inns. The Company derives additional revenue from franchise fees it receives as the exclusive franchisor of Shoney's Inns.

         The Company's hotel operations have been supplemented by contract revenues from construction and development of franchised Shoney's Inns and, until March 1995, AmeriSuites hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company's construction and development activities were primarily focused on its own facilities or on outside projects. The Company has generally undertaken construction and development projects for third parties only when its capacity has been underutilized in constructing its own facilities. Construction revenues are recognized on the percentage of completion basis. Because the Company expects to concentrate on the development of Sumner Suites, management does not anticipate generating further significant contract revenues from construction and development.

         From 1990 through the first quarter of fiscal 1995, the Company developed and owned or managed hotels in the AmeriSuites hotel chain. In March 1995, the Company terminated its relationship with AmeriSuites by (i) selling its option to purchase 50% of the voting stock of Suites of America, Inc. ("Suites of America") to Prime Hospitality Corp. ("Prime Hospitality") for $27.3 million and (ii) conveying to Suites of America its interest in one additional AmeriSuites hotel for $6.2 million. Five million dollars of the aggregate purchase price was paid in cash on closing, while the remaining $28.5 million was paid pursuant to a note that was repaid in January 1996. In connection with the sale of its option in Suites of America to the Company, the Company canceled $14.9 million in existing indebtedness of Suites of America to the Company. These transactions, together with the sale of five AmeriSuites hotels in 1993 and 1994 (collectively, the "AmeriSuites Transaction"), have been accounted for as installment sales of real estate in the Company's Consolidated Financial Statements, and a pre-tax gain of $15.6 million was recognized through 1996 in connection therewith. The transactions also resulted in the recognition in fiscal 1995 of $2.9 million of previously deferred management fee revenue.

         During first quarter of fiscal 1996, the Company sold its 60% ownership in five restaurants to the 40% owner. The income or loss from restaurant operations for each of the reported periods is reported as discontinued operations net of applicable income taxes and minority interests.

         The Company's hotel operations have historically been seasonal in nature, reflecting higher occupancy rates during spring and summer months, which may be expected to cause fluctuations in the Company's quarterly revenues and earnings from hotel operations. The Company's fiscal year ends on the last Sunday of the calendar year. This resulted in fiscal 1995 consisting of 53 weeks as compared with 52 weeks in fiscal 1994 and 1996.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.


                                                                                 FISCAL YEAR ENDED
                                                           --------------------------------------------------------------
                                                                    DECEMBER 25,        December 31,          December 29,
                                                           --------------------------------------------------------------
                                                                        1994                1995                  1996
                                                           --------------------------------------------------------------
Revenues:
   Hotel                                                                 60.0%                56.1%                 90.6%
   Construction and development                                          10.2%                11.7%                  1.4%
   Construction and development - other                                   0.0%                18.9%                  1.2%
   Franchising                                                            4.3%                 3.7%                  6.5%
   Management                                                             1.5%                 0.6%                  0.3%
   Management -  previously deferred                                      0.0%                 3.6%                  0.0%
   Sale of Hotels                                                        28.6%                 7.9%                  0.0%
   Profits not recognized on installment
      sales                                                              (4.6)%               (2.5)%                  0.0%
                                                           --------------------------------------------------------------
               Total operating revenues                                 100.0%               100.0%                100.0%
Costs and Expenses:
   Operating expenses:
      Hotel                                                              34.5%                33.0%                 50.2%
      Construction and development                                        8.6%                12.8%                  1.9%
      Franchising                                                         4.1%                 3.6%                  5.1%
      Cost of hotels sold                                                24.0%                 5.4%                  0.0%
                                                           --------------------------------------------------------------
               Total operating expenses                                  71.1%                54.9%                 57.2%
                                                           --------------------------------------------------------------
               Gross operating profit                                    28.9%                45.1%                 42.8%
      General and administrative                                          2.3%                 2.5%                  3.4%
                                                           --------------------------------------------------------------
       Earnings before interest, taxes, depreciation
         and amortization                                                26.6%                42.7%                 39.4%
       Depreciation and amortization                                      6.7%                 7.2%                 13.0%
                                                           --------------------------------------------------------------
               Net operating profit (before interest
               and  taxes)                                               19.9%                35.5%                 26.4%
Other Income and Expenses
   Interest expense                                                       9.1%                 7.4%                  6.6%
   Interest income                                                        8.7%                 7.4%                  2.2%
                                                           --------------------------------------------------------------
      Net interest (income) expense                                       0.4%                 0.1%                  4.5%
   Other income                                                           2.1%                 1.0%                  2.5%
                                                           --------------------------------------------------------------
Earnings before income taxes, discontinued
   operations, minority interest
   and extraordinary items                                               21.6%                36.4%                 24.5%
Income taxes                                                              8.0%                13.4%                  8.8%
Minority interest in earnings
   of consolidated subsidiaries
   and partnerships                                                       0.5%                 0.4%                  0.7%
                                                           --------------------------------------------------------------
Earnings from continuing operations before
    extraordinary items                                                  13.2%                22.6%                 15.0%
Discontinued operations:
    Income (loss) from operations
    of restaurant subsidiary
    disposed of, net of applicable
    income taxes and minority
    interest                                                              0.0%                (0.1)%                 0.0%
Extraordinary losses, net of
    income tax benefit                                                    0.4%                 0.9%                  0.0%
                                                           --------------------------------------------------------------
Net earnings                                                             12.8%                21.6%                 15.0%
                                                           ==============================================================

For the Fiscal Years Ended December 29, 1996 and December 31, 1995

         For the fiscal year ended December 29, 1996, total operating revenues declined 19.3% to $63.5 million from $78.6 million for the fiscal year ended December 31, 1995. However, 1995's revenues included $21.9 million from the AmeriSuites Transaction discussed in the overview above, in contrast to only $775,000 from this source in fiscal 1996. Exclusive of the AmeriSuites Transaction, total operating revenues increased by $6.0 million, or 10.6%, from $56.7 million in 1995 to $62.7 million in fiscal 1996.

         Revenues from hotel operations in fiscal 1996 increased 30.3% to $57.5 million from $44.1 million for fiscal 1995. This increase resulted primarily from more hotels being operated in fiscal 1996 as compared to fiscal 1995. Sixteen hotels which opened during fiscal 1995 and fiscal 1996 contributed $14.3 million more to revenues in fiscal 1996 than in fiscal 1995. One hotel which was sold during 1995, contributed $549,000 to hotel revenues in that year. Revenues from the 29 same store hotels declined slightly to $42.0 million in fiscal 1996 from $42.4 million in fiscal 1995. Average daily room rates from same store hotels increased 5.1% to $50.66 in fiscal 1996 from $48.18 in fiscal 1995, and average occupancy rates on these hotels decreased to 61.7% in fiscal 1996 from 64.5% in fiscal 1995. For all 45 hotels owned at the end of fiscal 1996, total revenues increased 32.0% to $57.5 million in fiscal 1996 from $43.6 million in fiscal 1995. These hotels reflected an increase of 12.8% in average daily room rates to $54.69 in fiscal 1996 from $48.49 in fiscal 1995, and average occupancy rates on these hotels declined to 58.9% in fiscal 1996 from 64.1% in fiscal 1995.

         Revenues from regular construction and development activities for 1996 were $889,000 in contrast to $9.2 million for the prior year. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. Three outside construction projects were in progress during 1995 compared with only one during 1996. No outside construction contracts are currently in progress.

         Revenues from Construction and development-other and Management-previously deferred, which together totaled $17.7 million in fiscal 1995, resulted from recognizing, in connection with the consummation of the AmeriSuites Transaction, profits deferred from fiscal 1993 and fiscal 1994 relating to the development and management of hotels for Suites of America. The Company's relationship with Suites of America ended on March 31, 1995, allowing the previously deferred management revenues and a portion of the previously deferred construction profit to be recognized in the first fiscal quarter of 1995. Additional previously deferred construction profit was recognized throughout fiscal 1995, with the final $775,000 recognized in 1996, when the balance of the note receivable from Suites of America was collected.

         Revenue from the sale of hotels in 1995 was $4.2 million, net of profits not recognized on installment sales of $2.0 million, representing the sale of one hotel in 1995 in conjunction with the AmeriSuites Transaction. These net revenues were offset by the cost of hotels sold, resulting in no gross operating profit from these transactions.

         Franchise revenues in fiscal 1996 increased 40.7% to $4.1 million from $2.9 million in fiscal 1995, as a result of an increase in the number of Shoney's Inn franchises sold, combined with franchisees' increased hotel revenues upon which royalty and reservation fees are based. At the end of fiscal 1996 there were 56 franchised Shoney's Inns in operation compared with 50 at the end of fiscal 1995. Management fee revenue in fiscal 1996 decreased 57.7% to $185,000 from $438,000 in fiscal 1995, due to the cancellation of management contracts on 11 hotels on

March 31, 1995 as a part of the AmeriSuites Transaction, and to the cancellation of a management contract on one franchised Shoney's Inn in 1996.

         Hotel operating expenses for fiscal 1996 increased by 22.7% to $31.9 million from $26.0 million in fiscal 1995. The 16 hotels opened during fiscal 1995 and fiscal 1996, which were not in operation during the full year in either fiscal 1995 or fiscal 1996, accounted for $7.6 million of the total increase. Additionally, operating expenses for the 29 hotels operating for all of both years declined by $1.3 million, and operating expenses on the hotel sold during the first fiscal quarter of 1995 declined by $400,000. These increases and decreases in operating costs and expenses are related to the corresponding increases and decreases in operating revenues on these hotels. The resulting gross profit margin on the hotels operating for all of both years increased from 40.9% in fiscal 1995 to 43.6% in fiscal 1996.

         Costs and expenses of construction and development for 1996 decreased to $1.2 million from $10.1 million for 1995. There were three outside construction contracts in 1995 compared to one during 1996.

         Franchising operating expenses for 1996 increased 13.8% to $3.3 million from $2.9 million for the prior year, primarily due to additional expenses incurred by the reservation center in meeting the added demand from additional properties served by that department. As a result of the Shoney's Transaction, the Company will no longer be required to pay a portion of its franchise fee revenues to Shoney's in the form of royalty fees. During 1996, franchising operating expenses included $758,000 of royalty fees to Shoney's, compared to $980,000 in 1995.

         General and administrative expense increased 11.9% to $2.2 million in fiscal 1996 from $1.9 million in fiscal 1995, due primarily to additional staffing levels for present and future growth of the Company, and to increased professional fees and expenses incurred.

         Depreciation and amortization expense increased by 46.3% to $8.2 million in fiscal 1996 from $5.6 million in fiscal 1995, due primarily to the 16 hotels opened during fiscal 1995 and fiscal 1996.

         For 1996, interest expense and interest income decreased $1.7 million and $4.5 million, respectively, from 1995, resulting in an increase in net interest expense of $2.8 million. The decrease in interest income resulted primarily from the collection of the balance of first mortgage notes receivable of approximately $44 million from Suites of America in the first quarter of 1996, which resulted in a reduction of interest income for 1996 of $4.2 million. The proceeds were used to reduce outstanding debt, significantly reducing interest expense for 1996 as compared to 1995. Additional borrowings to fund new hotels opened in 1996, however, offset a portion of this reduced interest expense.

         Other income in fiscal 1996 increased to $1.6 million from $765,000 in fiscal 1995. The $834,000 increase was due to gains on the sale of securities available for sale and to a gain on the sale of excess land acquired for the development of a Company owned hotel.

         The loss from discontinued operations, net of applicable income taxes and minority interest, in 1995 resulted from the Company's sale of its 60% interest in a restaurant subsidiary to the 40% owner in the first quarter of 1996. The extraordinary loss, net of income tax benefit, in 1995 represents the extraordinary non-cash write-off of unamortized deferred financing costs, and early redemption premiums paid, associated with the refinancing of certain indebtedness during 1995.


For the Fiscal Years Ended December 31, 1995 and December 25, 1994

         For the fiscal year ended December 31, 1995, total operating revenues increased 29.4% to $78.6 million from $60.8 million for the fiscal year ended December 25, 1994.

         Revenues from hotel operations in fiscal 1995 increased 21.1% to $44.1 million from $36.4 million for fiscal 1994. This increase resulted primarily from more hotels being operated in fiscal 1995 as compared to fiscal 1994. Eleven hotels which opened during fiscal 1994 and fiscal 1995 contributed $7.9 million more to revenues in fiscal 1995 than in fiscal 1994. One hotel was sold during the first quarter of 1995, contributing only $549,000 to hotel revenues in that year compared with $2.3 million in fiscal 1994 when it was owned and operated for the entire fiscal year. Revenues from the 22 same store hotels increased 5.0% to $32.8 million in fiscal 1995 from $31.2 million in fiscal 1994. Average daily room rates from same store hotels increased 6.3% to $47.85 in fiscal 1995 from $45.01 in fiscal 1994, and average occupancy rates on these hotels decreased to 66.6% in fiscal 1995 from 69.1% in fiscal 1994. For all 33 hotels owned at the end of fiscal 1995, total revenues increased 27.8% to $43.6 million in fiscal 1995 from $34.1 million in fiscal 1994. These hotels reflected an increase of 7.0% in average daily room rates to $48.49 in fiscal 1995 from $45.31 in fiscal 1994, and average occupancy rates on these hotels declined to 64.1% in fiscal 1995 from 67.0% in fiscal 1994.

         Construction and development revenues of $9.2 million in fiscal 1995 and $6.2 million in fiscal 1994 were due to construction activities for third parties. In each year construction work was performed on three outside contracts, but revenues from these activities increased by $3.0 million in fiscal 1995 over fiscal 1994 due to variances in percentages completed each year.

         Revenues from Construction and development-other and Management-previously deferred, which together totaled $17.7 million in fiscal 1995, resulted from recognizing, in connection with the consummation of the AmeriSuites Transaction, profits deferred from fiscal 1993 and fiscal 1994 relating to the development and management of hotels for Suites of America. The Company's relationship with Suites of America ended on March 31, 1995, allowing the previously deferred management revenues and a portion of the previously deferred construction profit to be recognized in the first fiscal quarter of 1995. Additional previously deferred construction profit was recognized throughout fiscal 1995, with the final portion recognized in 1996, when the balance of the note receivable from Suites of America was collected. The Company's 100% financing of five hotels developed and managed for Suites of America resulted in the deferral of recognition of these profits from 1993 and 1994 to 1995 and 1996. The revenues from sale of hotels, net of profits not recognized on installment sales, which amounted to $4.2 million in fiscal 1995 and $14.6 million in fiscal 1994, were also part of this arrangement for developing hotels for Suites of America. In fiscal 1994, there were three hotels developed and sold under this arrangement, whereas in fiscal 1995 there was only one hotel which was sold on March 31, 1995. The cost of hotels sold in both years is equal to the net revenues, resulting in no profit to the Company. All the profit on these hotels is recognized in revenues from construction and development-other.

         Franchise revenues in fiscal 1995 increased 11.2% to $2.9 million from $2.6 million in fiscal 1994, as a result of an increase in the number of Shoney's Inn franchises sold, combined with franchisees' increased hotel revenues upon which royalty and reservation fees are based. At the end of fiscal 1995 there were 50 franchised Shoney's Inns in operation compared with 45 at the end of fiscal 1994. Management fee revenue in fiscal 1995 decreased 52.2% to $438,000 from $916,000 in fiscal 1994, due to the cancellation of management contracts on 11 hotels during the first fiscal quarter of 1995 as a part of the AmeriSuites Transaction.

         Hotel operating expenses for fiscal 1995 increased by 24.0% to $26.0 million from $20.9 million in fiscal 1994. The 11 hotels opened during fiscal 1994 and fiscal 1995, which were not in operation during the full year in either fiscal 1994 or fiscal 1995, accounted for 95.3% of the total increase. Additionally, operating expenses for the 22 hotels operated for all of both years increased by $1.1 million, and operating expenses on the hotel sold during the first fiscal quarter of 1995 declined by $904,000. These increases and decreases in operating costs and expenses are related to the corresponding increases and decreases in operating revenues on these hotels. The resulting gross profit margin from hotel operations in fiscal 1995 declined to 41.2% versus 42.5% in fiscal 1994. The gross operating profit margin on the 11 hotels opened during fiscal 1994 and fiscal 1995 improved from 20.5% in fiscal 1994 to 34.3% in fiscal 1995, while the gross profit margin on the 22 hotels operating for all of both years declined from 44.5% in fiscal 1994 to 43.7% in fiscal 1995.

         Construction and development expenses increased by $4.9 million in fiscal 1995 due to the higher level of construction contract work performed in such year and to cost overruns on certain third party contracts. Cost of hotels sold declined by $10.4 million in fiscal 1995 from fiscal 1994.

         Franchising expenses in fiscal 1995 increased 15.6% from fiscal 1994, while franchising revenues only increased by 11.2%, due primarily to the decline of initial franchise fee income in fiscal 1995 for which there was no corresponding decrease in operating expenses.

         General and administrative expense increased 39.9% to $1.9 million in fiscal 1995 from 1.4 million in fiscal 1994, due primarily to additional staffing levels for present and future growth of the Company, and to increased professional fees and expenses incurred.

         Depreciation and amortization expense increased by 38.1% to $5.6 million in fiscal 1995 from $4.1 million in fiscal 1994, due primarily to the 11 hotels opened during fiscal 1994 and fiscal 1995.

         Net interest expense in fiscal 1995 declined to $41,000 from $214,000 in fiscal 1994, due to a significant reduction in interest rates on five industrial revenue bond issues in early fiscal 1995 and to increased first mortgage lending in the first fiscal quarter of 1995 in connection with the AmeriSuites Transaction. Other income decreased by $498,000 in fiscal 1995 compared to fiscal 1994 primarily due to a reclassification of certain miscellaneous hotel revenues from other income to hotel operating revenues in fiscal 1995, and to a decline of $81,000 in gains on the sale of property and equipment.

         The increase in extraordinary charges of $708,000 net of income taxes in fiscal 1995 from $215,000 in fiscal 1994 is due primarily to the write-off of unamortized deferred financing costs associated with the refinancing of five industrial revenue bond issues to substantially lower interest rates in fiscal 1995, compared with similar write-offs of lesser amounts in fiscal 1994.



LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided from operations was $15.8 million in fiscal 1996 and $31.6 million in fiscal 1995 and $5.8 million in fiscal 1994. Fiscal 1995 was an unusual year due to the AmeriSuites Transaction discussed above. The Company currently has a total of $54.0 million in unsecured revolving credit facilities with five banks, of which $42.5 million expires in April 1997, $1.5 million expires in May 1997, and $10.0 million expires in January 1998. Interest rates on these lines of credit are (i) $42.5 million at the lender's prime rate, or two hundred basis points over the 30, 60 or 90 day LIBOR rates, at the Company's option; (ii) $10.0 million at the lender's prime rate, or one hundred ninety basis points over the 30, 60 or 90 days LIBOR rates, at the Company's option; and (iii) $1.5 million at the lender's prime rate. As of December 29, 1996, the Company had $22.1 million outstanding under these credit facilities. On November 15, 1996, the Company issued $33.2 million in 9.75% Senior Subordinated Notes due 2006, Series A, and used the net proceeds to reduce the outstanding balances under the revolving credit facilities. This offering was the first series of notes issued under a $125 million shelf registration. The Company anticipates obtaining a new $75.0 million senior revolving credit facility within the next 30 days to replace its existing bank credit facilities.

         The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $86.6 million in 1996 and $56.2 million in fiscal 1995.

         The Company opened two Shoney's Inns and ten Sumner Suites hotels in 1996 and one Sumner Suites hotel thus far in 1997. Additionally, renovations of several existing properties were completed in 1996 and several others are scheduled for completion in fiscal 1997. The Company also plans to develop and open an additional eight to ten Sumner Suites hotels by the end of fiscal 1997. A new corporate headquarters building is also under construction and is scheduled for completion during the first half of 1997. The Company expects that approximately $80.0 million in additional capital funds will be necessary through fiscal 1997 to fulfill these plans.

         The Company has principal payments totaling $3.7 million due under existing debt instruments, in addition to the repayment of the Company's revolving credit facilities, through 1997. The Company believes that a combination of net proceeds from future offerings under the $125 million registration, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from the sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments through fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements required by Item 8 are filed at the end of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors and officers of the Company under the heading "Election of Director" and the information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 under the heading "Delinquent Filings of Ownership Reports" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the heading "Executive Compensation" and the information under the heading "Performance Graph" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the heading "Certain Transactions" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                           Page
                                                                                                        ---------
(a)       1.      Financial Statements:

                  The following Financial Statements are included herein:

                  Independent Auditors' Report                                                                  F-1

                  Consolidated Balance Sheets at December 31, 1995
                  and December 29, 1996                                                                   F-2 - F-3

                  Consolidated Statements of Earnings for each of the three years
                  in the period ended December 29, 1996                                                   F-4 - F-5

                  Consolidated Statements of Shareholders' Equity for each of the
                  three years in the period ended December 29, 1996                                             F-6

                  Consolidated Statements of Cash Flows for each of the three years
                  in the period ended December 29, 1996                                                         F-7

                  Notes to consolidated financial statements                                             F-8 - F-20

          2.      Financial Statement Schedules:

                  Independent Auditor's Report                                                                  S-1

                  Schedule II       -       Valuation and Qualifying Accounts                                   S-2

                  All other schedules required by Regulation S-X are omitted as the required information is inapplicable or the information requested thereby is set forth in the financial statements or the notes thereto.

          3.      Exhibits:

                  The exhibits required by Item 601 of Regulation S-K and paragraph (c) of this Item 14 are listed below. Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form are:

                  Employment Contract between Registrant and Richard
                  L. Johnson, dated June 15, 1987, as amended December 11, 1991
                  (incorporated by reference to Registration Statement on Form
                  S-1, No. 33-44504, Exhibit 10(24)).

                  1991 Stock Option Plan (incorporated by reference to Registration Statement on Form S-1, No. 33-44504, Exhibit 10(25)) as amended by First Amendment to 1991 Stock Option Plan, filed as Exhibit 10(14.1) hereto.

                  Key Employee Supplemental Income Plan (incorporated by reference to Registration Statement on Form S-1, No. 33-44504, Exhibit 10(26)).

                  Employment Contract between the Registrant and Michael A. Corbett, dated September 11, 1995 (incorporated by reference to Form 10-Q, Exhibit 10.1, filed May 24, 1996).


EXHIBIT
NUMBER                                      EXHIBIT
------                                      -------
3(1)      --      Amended and Restated Charter.(1)

3(2)      --      Amended and Restated Bylaws.(1)

4(1)      --      Amended and Restated Charter.  Section 6 of the Amended and Restated Charter
                  is included in Exhibit 3(1).(1)

4(2)      --      Indenture, dated March 1, 1985, between Shoney's Inns Group III, Inc. and Third
                  National Bank in Nashville, Trustee, relating to $10,000,000 in Revenue
                  Participation Bonds due March 1, 1995.(1)

4(3)      --      First Supplement to Indenture, dated July 31, 1986, by and between Shoney's
                  Inns Group III, Inc. and Third National Bank in Nashville, Trustee.(1)

4(4)      --      Indenture, dated April 15, 1986, by and between Shoney's Inns Group IV, Inc.
                  and Third National Bank in Nashville, Trustee, relating to $11,500,000 Revenue
                  Appreciation Payment and Principal Repayment Bonds due April 15, 2001.(1)

4(5)      --      Stock Purchase and Warrant Agreement, dated October 25, 1991, between the
                  Registrant and Shoney's Investments, Inc.(1)

4(6)      --      Modification Agreement No. 1 to Stock Purchase and Warrant Agreement dated
                  February 11, 1994 between Registrant and Shoney's Investments, Inc.(3)

4(7)      --      Stock Restriction Agreement, dated October 25, 1991, by and among Leon
                  Moore, the Registrant and Shoney's Investments, Inc.(1)

4(8)      --      Registration Rights Agreement, dated December 11, 1991 between the Registrant and Richard L. Johnson.(1)

4(8.1)    --      First Amendment to Registration Rights Agreement between the Registrant and Richard L. Johnson dated as of October 10, 1996(7)

4(9)      --      Asset Sale and Purchase Agreement, dated January 28, 1994, by and among the
                  Registrant, Shoney's Funding Corp. and Shoney's, Inc.(3)

4(10)     --      Indenture dated as of June 6, 1994, by and between the
                  Registrant and Third National Bank in Nashville, Tennessee,
                  Trustee, relating to $54,000,000 in 7 1/2 Convertible
                  Subordinated Debentures due 2004(4)

4(11)     --      Indenture dated as of November 15, 1996, by and between the Registrant and
                  Bankers Trust Company, Trustee, relating to Senior Subordinated Notes(7)

4(12)     --      First Supplemental Indenture dated as of November 15, 1996 by and between the
                  Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior
                  Subordinated Notes due 2006, Series A(7)

          The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any and all instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, the total amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

EXHIBIT
NUMBER                                      EXHIBIT
------                                      -------
10(1)     --      Second Amended and Restated Partnership Agreement of Shoney's Inn of Baton
                  Rouge dated February 16, 1994.(3)

10(2)     --      Second Amended and Restated Partnership Agreement of Shoney's Inn of
                  Independence dated February 16, 1994.(3)

10(3)     --      Amended and Restated Partnership Agreement of Demonbreun Hotel Associates,
                  Ltd., dated October 22, 1991.(1)

10(4)     --      Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated
                  December 31, 1987.(1)

10(5)     --      Partnership Agreement of Shoney's Inn of Atlanta, N.E., dated December 26,
                  1988.(1)

10(6)     --      Partnership Agreement of Shoney's Inn of Stockbridge, dated December 26,
                  1988.(1)

10(7)     --      Joint Venture Agreement of Atlanta Shoney's Inns Joint Venture, dated May 4,
                  1988.(1)

10(8)     --      Amended and Restated Limited Partnership Agreement of Shoney's Inns of
                  Gulfport, Ltd., dated January 1, 1987.(1)

10(9)     --      Second Amended and Restated Limited Partnership Agreement of Shoney's Inn
                  of Bossier City, Ltd., dated January 1, 1987.(1)

10(10)    --      Second Amended and Restated Limited Partnership Agreement of Shoney's Inn
                  of New Orleans, Ltd., dated January 1, 1987.(1)

10(11)    --      Amended and Restated Limited Partnership Agreement of
                  Shoney's Inn of Opryland, Ltd., dated August 4, 1986, and
                  subsequent amendments.(1)

10(12)    --      Employment Contract between Registrant and Richard L. Johnson, dated June 15,
                  1987.(1)

10(13)    --      First Amendment to Employment Contract, dated December 11, 1991 between the Registrant and Richard L. Johnson.(1)



EXHIBIT
NUMBER                           EXHIBIT
------                           -------
10(14)    --      1991 Stock Option Plan.(1)

10(14.1)--        First Amendment to 1991 Stock Option Plan

10(15)    --      Key Employee Supplemental Income Plan.(1)

10(16)    --      License Agreement, dated October 25, 1991, by and among the Registrant,
                  Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.(1)

10(17)    --      Amendment No. 1 to License Agreement, dated September 16, 1992 by and among Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                  Registrant.(2)

10(18)    --      Amendment No. 2 to License Agreement, dated March 18, 1994 by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                  Registrant.(3)

10(19)    --      Amendment No. 3 to License Agreement, dated March 13, 1995 by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                  Registrant.(5)

10(19.1)  --      Amendment No. 4 to License Agreement, dated June 26, 1996, by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                  Registramt.(8)

10(19.2)  --      Amendment No. 5 to License Agreement, dated October 25, 1996, by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                  Registrant.(7)

10(20)    --      Agreement dated March 15, 1994 between Sholodge Franchise Systems, Inc. and
                  Shoney's of Knoxville, Inc.(3)

10(21)    --      Loan Agreement, dated January 7, 1994, between the Registrant and First Union
                  National Bank of Tennessee.(3)

10(22)    --      First Amendment to Loan Agreement dated March 21, 1994, between Registrant and
                  First Union National Bank of Tennessee.(3)

10(23)    --      Second Amendment to Loan Agreement dated June 20, 1994,
                  between Registrant and First Union National Bank of
                  Tennessee.(6)

10(24)    --      Third Amendment to Loan Agreement dated August 17, 1995,
                  between Registrant and First Union National Bank of
                  Tennessee.(6)

10(25)    --      Fourth Amendment to Loan Agreement dated November 14, 1995, between Registrant and First Union National Bank of
                  Tennessee.(6)

10(25.1)  --      Fifth Amendment to Loan Agreement dated October 18, 1996,
                  between Registrant and First Union National Bank of
                  Tennessee.(7)

10(25.2)  --      Sixth Amendment to Loan Agreement dated October 24, 1996,
                  between Registrant and First Union National Bank of
                  Tennessee.(7)

10(26)    --      Agreement of Additional Co-Obligors dated December 27, 1995 among certain of Registrant's subsidiaries and First Union
                  National Bank of Tennessee.(6)


EXHIBIT
NUMBER                           EXHIBIT
------                           -------
10(27)    --      Promissory Note dated November 14, 1995, made by the
                  Registrant and certain of its subsidiaries payable to First
                  Union National Bank of Tennessee.(6)

10(28)    --      Addendum to Promissory Note dated December 27, 1995 made by certain of Registrant's subsidiaries payable to First Union
                  National Bank of Tennessee.(6)

10(29)    --      Loan Agreement, dated March 25, 1994, between the Registrant and First
                  American National Bank.(3)

10(30)    --      First Amendment to Loan Agreement, dated April 21, 1994, between the
                  Registrant and First American National Bank.(6)

10(31)    --      Second Amendment to Loan Agreement, dated August 23, 1995, between the
                  Registrant and First American National Bank.(6)

10(32)    --      Third Amendment to Loan Agreement, dated September 8, 1995, between the
                  Registrant and First American National Bank.(6)

10(33)    --      Fourth Amendment to Loan Agreement, dated December 27, 1995, between the
                  Registrant and First American National Bank.(6)

10(34)    --      Amended and Restated Master Promissory Note dated December
                  27, 1995 made by the Registrant payable to First American
                  National Bank.(6)

10(35)    --      Loan Agreement dated September 26, 1995 between Registrant and First
                  Tennessee Bank National Association.(6)

10(36)    --      First Amendment to Loan Agreement dated December 27, 1995 among
                  Registrant, certain of Registrant's subsidiaries and First Tennessee Bank National
                  Association.(6)

10(37)    --      Amended and Restated Promissory Note dated December 27, 1995 made by
                  Registrant and certain of Registrant's subsidiaries payable to First National Bank
                  National Association.(6)

10(38)    --      Cancellation Agreement among Suites of America, Inc., Prime Hospitality Corp.
                  and the Registrant, as of February 6, 1995 (the "Cancellation Agreement") (5)

10(39)    --      Reimbursement Agreement between Suites of America, Inc. and the Registrant dated as of December 31, 1994 (5)



EXHIBIT
NUMBER                           EXHIBIT
------                           -------
10(40)    --      Termination Agreement among Suites of America, Inc., Prime Hospitality Corp.
                  and the Registrant dated as of December 31, 1994, terminating the Development
                  Agreement, as defined in the Cancellation Agreement (5)

10(41)    --      Termination Agreement among Suites of America, Inc., Prime Hospitality Corp.
                  and the Registrant dated as of December 31, 1994 terminating the Stock Option
                  Agreement, as defined in the Cancellation Agreement (5)

10(42)    --      Promissory Note in the principal amount of $54,371,399 from Suites of America,
                  Inc. to the Registrant dated March 31, 1995 (5)

10(43)    --      Letter Agreement between the Registrant and Don Knight regarding sale of stock of Knight Enterprises, Inc., dated December 29, 1995.(6)

10(44)    --      Stock Purchase Agreement between the Registrant and Don
                  Knight regarding sale of stock of Knight Enterprises, Inc., dated as of December 31, 1995.(6)

10(45)    --      Promissory Note from Don Knight to the Registrant dated December 31, 1995 in the amount of $1,022,092.80.(6)

10(46)    --      First Amendment to Stock Pledge Agreement between Don Knight and the
                  Registrant dated December 31, 1995 and Stock Pledge Agreement dated
                  October 7, 1991.(6)

10(47)    --      Loan Agreement between Knight Enterprises, Inc. and the Registrant dated
                  December 31, 1995.(6)

10(48)    --      Promissory Note from Knight Enterprises, Inc. to the Registrant, dated
                  December 31, 1995 in the amount of $1,076,023.(6)

10(49)    --      Security Agreement between Knight Enterprises, Inc. and the Registrant dated
                  December 31, 1995.(6)

10(50)    --      Collateral Assignment of Leases from Knight Enterprises, Inc. to the Registrant dated December 31, 1995.(6)

10(51)    --      Guaranty Agreement from Don Knight in favor of the Registrant dated
                  December 31, 1995.(6)

10(52)    --      Cancellation of Shareholder Agreement between Don Knight and the Registrant dated December 31, 1995.(6)


10(53)    --      Accounting Services Agreement between the Registrant and Knight Enterprises,
                  Inc. dated December 31, 1995.(6)

10(54)    --      Warrant Purchase Agreement between the Registrant and
                  Shoney's Investments, Inc. dated October 25, 1996(7)

10(55)    --      Loan Agreement between the Registrant and NationsBank of
                  Tennessee, N.A. dated November 6, 1996(7)

10(56)    --      First Amendment to Amended and Rstated Stock Option Agreement
                  dated as of October 10, 1996, between Leon Moore and Richard
                  L. Johnson(7)

10(57)    --      Employment Contract between the Registrant and Michael A.
                  Corbett, dated September 11, 1995(9)

11        --      Computation of Earnings per Common Share Primary and Assuming Full Dilution

21        --      Subsidiaries of the Registrant.

23        --      Consent of Deloitte & Touche LLP.

27        --      Financial Data Schedule.

(b)               No reports on Form 8-K were filed during the fourth quarter ended December 29,
                  1996.

(c)               Exhibits required by Item 601 of Regulation S-K are listed above.

(d) All financial statement schedules required by Regulation S-X are filed following the Financial Statements listed above.

--------------

(1) Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991.

(2) Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 29, 1993.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1994.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 33-77910, filed with the Commission on April 19, 1994.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 11, 1995.

(6) Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 1, 1996.

(7) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 28, 1996.

(9) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on May 24, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SHOLODGE, INC.


                                              By: /s/ Leon Moore
                                                 ----------------------------
                                                   Leon Moore, President and
                                                   Chief Executive Officer

                                                   March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                     Title                                        Date
---------                                     -----                                        ----
/s/ Leon Moore
---------------------------------------                                                    March 27, 1997
Leon Moore                                    President, Chief Executive
                                              Officer, Director
/s/ Bob Marlowe
---------------------------------------                                                    March 27, 1997
Bob Marlowe                                   Secretary, Treasurer, Chief
                                              Accounting Officer, Director
/s/ Michael A. Corbett
---------------------------------------                                                    March 27, 1997
Michael A. Corbett                            Chief Financial Officer
/s/ Richard L. Johnson
---------------------------------------                                                    March 27, 1997
Richard L. Johnson                            Executive Vice President,
                                              Director
 /s/ Earl H. Sadler
---------------------------------------                                                    March 27, 1997
Earl H. Sadler                                Director
/s/ Helen L. Moskovitz
---------------------------------------                                                    March 27, 1997
Helen L. Moskovitz                            Director


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Gallatin, Tennessee

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 29, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoLodge, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1996 in conformity with generally accepted accounting principles.





DELOITTE & TOUCHE LLP


Nashville, Tennessee
March 7, 1997

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND DECEMBER 29, 1996

------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                     1995               1996
                                                                                     -------------      -------------

CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                                 $   2,444,990      $   4,259,768
  Accounts receivable -
    Trade, net of allowance for doubtful accounts of $14,728 and $150,000 as of
      December 31, 1995 and December 29, 1996,
      respectively                                                                       2,545,108          2,676,083
    Construction contracts, no allowance
      considered necessary                                                               1,726,844            259,785
  Note receivable (Note 4)                                                              44,100,071                 --
    Less profits not recognized on installment sales                                    (1,681,312)                --
                                                                                     -------------      -------------
                                                                                        42,418,759                 --

  Prepaid expenses                                                                         385,615            471,823
  Other current assets                                                                     287,871            559,982
                                                                                     -------------      -------------

              Total current assets                                                      49,809,187          8,227,441

DIRECT FINANCING LEASES,
  less current portion (Note 3)                                                            661,631            611,492




PROPERTY AND EQUIPMENT (Notes 1, 5 and 7)                                              176,701,146        262,264,264
  Less accumulated depreciation
    and amortization                                                                   (27,021,202)       (33,888,495)
                                                                                     -------------      -------------
                                                                                       149,679,944        228,375,769




DEFERRED CHARGES (Note 1)                                                                3,437,887          9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED (Note 2)                                        7,618,031          8,255,810

SECURITIES AVAILABLE-FOR-SALE (Note 2)                                                   2,090,943            212,062

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED (Note 1)                                                        3,286,938          3,136,965

OTHER ASSETS (Notes 1 and 6)                                                             4,205,151          4,990,095
                                                                                     -------------      -------------

                                                                                     $ 220,789,712      $ 263,709,178
                                                                                     =============      =============


See notes to consolidated financial statements.

---------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY                                                     1995               1996
                                                                                     -------------      -------------

CURRENT LIABILITIES:
  Accounts payable and accrued
     expenses                                                                        $   7,750,468      $  12,045,715
  Taxes other than on income                                                               689,564            984,855
  Income taxes payable (Notes 1 and 13)                                                  2,274,693          1,116,972
  Current portion of long-term
     debt and capitalized lease
     obligations (Notes 7 and 8)                                                        34,308,402         15,824,914
                                                                                     -------------      -------------

              Total current liabilities                                                 45,023,127         29,972,456

LONG-TERM DEBT ASSOCIATED WITH
  LODGING FACILITIES (Note 7)                                                           33,125,280         40,104,802

OTHER LONG-TERM DEBT (Note 7)                                                           54,112,647         97,227,576

CAPITALIZED LEASE OBLIGATIONS (Note 8)                                                   2,104,765          1,462,044

DEFERRED INCOME TAXES (Notes 1 and 13)                                                   3,153,751          4,702,144

MINORITY INTERESTS IN EQUITY OF
  CONSOLIDATED SUBSIDIARIES AND
  PARTNERSHIPS                                                                             533,642            504,028

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 12):
  Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized; 1,000 shares and no shares issued and outstanding as of
     December 31,
     1995 and December 29, 1996, respectively)                                                  --                 --
  Common stock (no par value; 20,000,000
     shares authorized, 8,228,502 and 8,233,318 shares
     issued and outstanding as of December 31, 1995
     and December 29, 1996, respectively) (Notes 10 and 11)                                  1,000              1,000
  Additional paid-in capital                                                            44,235,396         42,212,042
  Retained earnings                                                                     37,966,623         47,463,347
  Unrealized gain on securities available-for-sale, net
    of income taxes (Note 2)                                                               533,481             59,739
                                                                                     -------------      -------------

              Total shareholders' equity                                                82,736,500         89,736,128
                                                                                     -------------      -------------

                                                                                     $ 220,789,712      $ 263,709,178
                                                                                     =============      =============

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                                                        1994              1995             1996
REVENUES: (Note 1)
  Hotel (Note 7)                                                                     $ 36,440,350      $ 44,144,440      $57,528,105
  Construction and development                                                          6,213,414         9,213,609          889,365
  Construction and development - other (Note 4)                                                --        14,826,675          775,000
  Franchising                                                                           2,623,085         2,917,174        4,105,060
  Management (Note 4)                                                                     916,249           438,363          185,329
  Management - previously deferred (Note 4)                                                    --         2,862,000               --
  Sales of hotels (Note 4)                                                             17,366,000         6,173,500               --
  Profits not recognized on installment sales (Note 4)                                 (2,782,538)       (1,955,791)              --
                                                                                     ------------       -----------      -----------

          Total revenues                                                               60,776,560        78,619,970       63,482,859

COSTS AND EXPENSES:
  Operating expenses:
     Hotel (Note 8)                                                                    20,938,554        25,961,631       31,859,306
     Construction and development                                                       5,242,174        10,096,179        1,199,413
     Franchising (Note 14)                                                              2,475,216         2,861,452        3,255,372
     Cost of hotels sold  (Note 4)                                                     14,583,462         4,217,709               --
                                                                                     ------------      ------------      -----------

          Total operating expenses                                                     43,239,406        43,136,971       36,314,091
                                                                                     ------------      ------------      -----------

              Gross operating profit                                                   17,537,154        35,482,999       27,168,768

  General and administrative                                                            1,378,447         1,928,863        2,157,549
                                                                                     ------------      ------------      -----------

          Earnings before interest, taxes, depreciation and amortization               16,158,707        33,554,136       25,011,219

  Depreciation and amortization (Notes 1 and 5)                                         4,082,273         5,637,862        8,249,666
                                                                                     ------------      ------------      -----------

              Net operating profit                                                     12,076,434        27,916,274       16,761,553

OTHER INCOME AND EXPENSES:
  Interest expense (Notes 5, 7 and 8)                                                   5,525,220         5,856,383        4,219,164
  Interest income (Notes 2 and 4)                                                       5,311,643         5,815,373        1,391,066
                                                                                     ------------      ------------      -----------
     Net interest expense                                                                 213,577            41,010        2,828,098
  Other income (Note 14)                                                                1,262,699           764,869        1,599,127
                                                                                     ------------      ------------      -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, MINORITY INTERESTS AND EXTRAORDINARY LOSS                                     13,125,556        28,640,133       15,532,582

INCOME TAXES (Notes 1 and 13)                                                           4,838,000        10,529,000        5,613,000

MINORITY INTERESTS IN EARNINGS OF
  CONSOLIDATED SUBSIDIARIES AND
  PARTNERSHIPS                                                                            294,175           350,973          422,858
                                                                                     ------------      ------------      -----------

EARNINGS FROM CONTINUING OPERATIONS
  BEFORE EXTRAORDINARY LOSS                                                             7,993,381        17,760,160        9,496,724

DISCONTINUED OPERATIONS -
  INCOME (LOSS) FROM OPERATIONS OF DISCONTINUED BUSINESS SEGMENT, net of income tax (liability) benefit of $(12,000) and $45,000 for the years ended December
  25, 1994 and
  December 31, 1995, respectively and minority interests (Note 14)                         17,748           (75,033)              --

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of income tax benefit of $129,000 and $420,000 for the years ended December 25, 1994 and December 31, 1995,
  respectively (Note 7)                                                                  (215,357)         (708,195)              --
                                                                                     ------------      ------------      -----------

NET EARNINGS                                                                         $  7,795,772      $ 16,976,932      $ 9,496,724
                                                                                     ============      ============      ===========

SHOLODGE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996

------------------------------------------------------------------------------------------------------------------------------------

                                                                                          1994            1995             1996
NET EARNINGS PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 1):
    Primary:
      Continuing operations                                                          $       0.92      $       2.08      $      1.13
      Discontinued operations                                                                0.00             (0.01)              --
      Extraordinary item                                                                    (0.02)            (0.08)              --
                                                                                     ------------      ------------      -----------

            Net earnings                                                             $       0.90      $       1.99      $      1.13
                                                                                     ============      ============      ===========

    Fully diluted:
      Continuing operations                                                          $       0.92      $       1.87      $      1.12
      Discontinued operations                                                                0.00             (0.01)              --
      Extraordinary item                                                                    (0.02)            (0.06)              --
                                                                                     ------------      ------------      -----------

            Net earnings                                                             $       0.90      $       1.80      $      1.12
                                                                                     ============      ============      ===========

WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING (Notes 10 and
  11):
  Primary                                                                               8,653,952         8,525,742        8,440,890
                                                                                     ============      ============      ===========

  Fully diluted                                                                         9,945,903        10,842,344       10,764,473
                                                                                     ============      ============      ===========


See notes to consolidated financial statements.                      (Concluded)

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996

-------------------------------------------------------------------------------------------------------------------



                                                        Series A Redeemable                              Additional
                                                       Nonparticipating Stock     Common Stock            Paid-in
                                                        Shares      Amount     Shares       Amount        Capital

BALANCE, DECEMBER 26, 1993                               1,000      $   -     8,094,411     $1,000     $ 41,688,393

  Issuance of common stock (Note 14)                         -          -       121,212          -        2,409,089

  Exercise of stock options, net (Note 11)                   -          -         6,001          -           49,076

  Net earnings                                               -          -             -          -                -

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 2)                  -          -             -          -                -
                                                         -----      -----     ---------     ------     ------------

BALANCE, DECEMBER 25, 1994                               1,000          -     8,221,624      1,000       44,146,558

  Exercise of stock options, net (Note 11)                   -          -         6,878          -           88,838

  Net earnings                                               -          -             -          -                -

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 2)                  -          -             -          -                -
                                                         -----      -----     ---------     ------     ------------

BALANCE, DECEMBER 31, 1995                               1,000          -     8,228,502      1,000       44,235,396

  Repurchase of stock warrant (Note 10)                      -          -             -          -       (2,063,809)

  Repurchse of Series A redeemable nonparticipating
    stock (Note 14)                                     (1,000)         -             -          -                -

  Exercise of stock options, net (Note 11)                   -          -         4,816          -           40,455

  Net earnings                                               -          -             -          -                -

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 2)                   -          -             -          -                -
                                                         -----      -----     ---------     ------     ------------

BALANCE, DECEMBER 29, 1996                                   -      $   -     8,233,318     $1,000     $ 42,212,042
                                                         =====      =====     =========     ======     ============


                                                                       Unrealized Gain
                                                                        on Securities
                                                                        Available-for-
                                                        Retained         Sale, Net of
                                                        Earnings         Income Taxes       Total
BALANCE, DECEMBER 26, 1993                              $13,193,919     $       -     $  54,883,312

  Issuance of common stock (Note 14)                              -             -         2,409,089

  Exercise of stock options, net (Note 11)                        -             -            49,076

  Net earnings                                            7,795,772             -         7,795,772

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 2)                       -        20,405            20,405
                                                        -----------      --------      ------------

BALANCE, DECEMBER 25, 1994                               20,989,691        20,405        65,157,654

  Exercise of stock options, net (Note 11)                        -             -            88,838

  Net earnings                                           16,976,932             -        16,976,932

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 2)                       -       513,076           513,076
                                                        -----------      --------       -----------
BALANCE, DECEMBER 31, 1995                               37,966,623       533,481        82,736,500

  Repurchase of stock warrant (Note 10)                           -             -        (2,063,809)

  Repurchse of Series A redeemable nonparticipating
    stock (Note 14)                                               -             -                 -

  Exercise of stock options, net (Note 11)                        -             -            40,455

  Net earnings                                            9,496,724             -         9,496,724

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 2)                        -      (473,742)         (473,742)
                                                        -----------     ---------      ------------
BALANCE, DECEMBER 29, 1996                              $47,463,347     $  59,739      $ 89,736,128
                                                        ===========     =========      ============

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996

---------------------------------------------------------------------------------------------------------------------------

                                                                                  1994             1995              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                $  7,795,772    $ 16,976,932    $   9,496,724
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                                              4,082,273       5,637,862        8,249,666
      Accretion of discount on securities held to maturity                      (1,654,528)       (780,779)        (637,779)
      Gain on sale of property and other assets                                   (293,142)       (211,992)        (340,289)
      Gain on sale of securities available-for-sale                                   --              --           (732,339)
      Deferred income taxes                                                     (1,058,243)      6,446,376       (1,695,228)
      Minority interests in earnings of consolidated
        subsidiaries and partnerships                                              294,175         350,973          422,858
      Extraordinary loss on early extinguishment of debt                           344,357       1,128,195             --
    (Increase) decrease in accounts receivable                                  (3,823,892)      1,986,604        1,327,498
    Decrease (increase) in prepaid expenses                                        711,898         (71,786)         (86,208)
    Increase in deferred charges from franchising                                     --              --         (5,394,848)
    Increase in other assets                                                    (1,575,131)       (709,522)      (1,727,868)
    (Decrease) increase in accounts payable and accrued expenses                  (479,604)      3,170,630        4,295,247
    Increase in income and other taxes                                             157,334         508,549        2,671,549
    Increase (decrease) in deferred revenue                                      1,300,000      (2,862,000)            --
                                                                              ------------    ------------    -------------

           Net cash provided by operating activities                             5,801,269      31,570,042       15,848,983

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Advances on) payments from notes receivable                                  (5,657,620)     (3,292,095)      44,100,071
  Recognition of previously deferred profit                                           --              --         (1,681,312)
  Proceeds from maturity of securities held to maturity                               --        10,000,000             --
  Capital expenditures                                                         (44,781,978)    (55,139,418)     (86,583,428)
  Proceeds from sale of property and other assets                                  670,292         573,348        1,282,070
  (Purchase of) proceeds from sale of securities available-for-sale               (909,762)           --          1,847,120
  Acquisition                                                                      (21,635)           --               --
                                                                              ------------    ------------    -------------

           Net cash used in investing activities                               (50,700,703)    (47,858,165)     (41,035,479)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from direct financing leases                                             54,053          51,134           58,725
  Increase in deferred loan financing charges                                   (1,679,883)     (1,106,216)      (1,549,867)
  Proceeds from long-term debt                                                  82,680,385      78,373,185      131,212,249
  Payments on long-term debt                                                   (36,642,004)    (60,015,029)     (99,655,062)
  Payments on capitalized lease obligations                                       (252,609)       (592,977)        (588,945)
  Distributions to minority interests                                              (28,620)       (254,007)        (452,472)
  Exercise of stock options                                                         49,076          88,838           40,455
  Repurchase of stock warrant                                                         --              --         (2,063,809)
                                                                              ------------    ------------    -------------

           Net cash provided by financing activities                            44,180,398      16,544,928       27,001,274
                                                                              ------------    ------------    -------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                                (719,036)        256,805        1,814,778

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   2,907,221       2,188,185        2,444,990
                                                                              ------------    ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  2,188,185    $  2,444,990    $   4,259,768
                                                                              ============    ============    =============


See notes to consolidated financial statements.

SHOLODGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 25, 1994, DECEMBER 31, 1995 AND DECEMBER 29, 1996
--------------------------------------------------------------------------------

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The business activities of ShoLodge, Inc. and subsidiaries (the "Company") are composed primarily of owning, franchising, managing and constructing lodging facilities. A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows.

         The consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries and partnerships. The Company is the managing general partner in the partnership entities. All significant intercompany items and transactions have been eliminated.

         The fiscal year of the Company consists of 52/53 weeks ending the last Sunday of the calendar year.

         Accounting estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also effect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

         Property and equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Significant improvements are capitalized while maintenance and repairs are expensed as incurred.

         Deferred charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective lives of the related debt. In addition, deferred charges include cost incurred in amending the Company's franchise license agreement (see Note 14). This charge is being amortized on the straight-line method over twenty years. The amounts reported are net of accumulated amortization of $4,251,508 and $4,734,566 as of December 31, 1995 and December 29,
         1996, respectively.

         Investments. The Company records investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company's investment securities have been classified as either available-for-sale or held to maturity. The available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. The held to maturity securities are carried at amortized cost.

         Excess of cost over fair value of net assets acquired is being amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $462,388 and $612,361 as of December 31, 1995 and December 29, 1996,
         respectively.

         Other assets include preopening costs and base linens stock. Preopening costs incurred in connection with the opening of new lodging facilities are amortized on the straight-line method over a thirty-six month period commencing with the opening of the related facility. Base linens stock is amortized to fifty percent of its initial cost on a straight-line basis over a thirty-six month period.

         Asset impairment. The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, effective December 26, 1994. The Company assesses the recoverability of property and equipment and other long-lived assets using undiscounted cash flows and, if impairment is present, discounted cash flows to determine the amount of impairment. The adoption of SFAS No. 121 had no effect on the Company's 1995 consolidated financial statements.

         Advertising. The Company charges the costs of advertising to expense at the time the costs are incurred. Advertising expense was approximately $1,443,000, $1,620,000 and $2,012,000 for the years ended December 25,
         1994, December 31, 1995 and December 29, 1996, respectively.

         Income taxes. The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109 the asset and liability method is used for computing future income tax consequences of events which have been recognized in the Company's financial statements or income tax returns.

         Revenues from hotel operations are recognized as services are rendered, while construction and development revenues, which relate to construction and development of hotel properties for others, are recognized based on the percentage of completion method. Franchising and management revenues are recognized under the accrual basis of accounting.

         Net earnings per common and common equivalent share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. Fully diluted net earnings per share is computed assuming the conversion of the convertible subordinated debentures and adjusting earnings for interest that would not be paid if the debentures were converted. For 1994, fully diluted earnings per share is considered to be the same as primary earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

         Stock-based compensation. SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to adopt the fair value method of accounting for stock-based compensation. The Company has chosen to continue to account for stock-based employee compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

2.       INVESTMENT SECURITIES

         The cost, unrealized gain and fair value of the equity securities available-for-sale are as follows:

                                1995       1996

Cost                        $1,235,262   $113,431
Unrealized gain                855,681     98,631
                            ----------   --------

Fair value                  $2,090,943   $212,062
                            ==========   ========

         The Company is required to maintain certain restricted investments in U.S. Treasury securities (see Note 7). The securities are classified as held to maturity and are carried at cost adjusted on the interest method for accretion of discounts which is recognized as interest income.

3.       DIRECT FINANCING LEASES

         Direct financing leases consist of:

                                        1995          1996
Aggregate future lease payments
    (due in monthly installments)     $  796,049    $628,454
Estimated residual values                452,659     443,770
Unearned income to be included
    in future revenues                  (529,367)   (411,608)
                                      ----------    --------
                                         719,341     660,616
Current portion                          (57,710)    (49,124)
                                      ----------    --------

                                      $  661,631    $611,492
                                      ==========    ========


Expected collections under direct financing leases are as follows:

1997                      $  176,484
1998                         176,484
1999                         176,484
2000                         158,753
2001                         106,069
Thereafter                   277,950
                          ----------
                          $1,072,224
                          ==========


         The lease terms are primarily twenty years with renewal options for various periods. The property leased consists primarily of retail restaurant properties. Contingent rentals received during the years ended December 25, 1994, December 31, 1995 and December 29, 1996 were approximately $147,000, $164,000 and $144,000, respectively.

4.       NOTE RECEIVABLE

         The note receivable as of December 31, 1995 represented an amount due from Suites of America, Inc. ("Suites"); a wholly-owned subsidiary of Prime Hospitality Corp. ("Prime"). The note was collateralized by first mortgages on various AmeriSuites hotels and bore interest at 10.25%, and was to mature in March 1997. During January 1996, Suites paid off the entire note receivable balance of $44,100,071. Interest income associated with the note, and other previous Suites indebtedness, was approximately $2,432,000, $4,448,000 and $239,000 for the years ended December 25, 1994, December 31, 1995 and December 29, 1996.

         On March 31, 1995, the Company, Suites and Prime entered into an agreement (the "Cancellation Agreement") under which the Company sold its option to acquire 50% of the voting stock of Suites for approximately $27,327,000. In addition, the Company conveyed one AmeriSuites hotel to Suites for approximately $6,174,000. Approximately $4,997,000 of the aggregate purchase price of $33,501,000 was paid upon closing with the remaining $28,504,000, along with approximately $25,015,000 of existing indebtedness from Suites, consolidated into one note. Approximately $14,880,000 of existing indebtedness from Suites was canceled by the Company in connection with the sale of the option. The transactions, along with the Company's development, construction and subsequent sale of five AmeriSuites hotels during the years ended December 26, 1993 and December 25, 1994 have been accounted for as installment sales of real estate in the accompanying consolidated financial statements. Concurrent with the execution of the Cancellation Agreement, management of the Company resigned from all offices and a directorship held with Suites.

         Prior to March 31, 1995, the Company operated all AmeriSuites hotels for Suites under formal management agreements in return for management fees based upon a percentage of the annual gross revenues of each hotel. The Company also received a profit participation fee on certain of the hotels managed based upon a percentage of the cash flows of each hotel. Revenues of approximately $711,000 and $183,000 were recognized under these management agreements and are included in management revenues for the years ended December 25, 1994 and December 31, 1995, respectively. During January 1993, the Company entered into an agreement with Suites whereby the Company had the right, exercisable in whole or in part, to relinquish its profit participation in all or any of four hotels owned by Suites and managed by the Company in exchange for payments aggregating up to $2,862,000. During the year ended December 26, 1993, the Company elected to exercise its right to relinquish its profit participation in three of the hotels in exchange for payments aggregating $1,562,000. During the year ended December 25, 1994, the Company elected to exercise its right to relinquish its profit participation in the last of the four hotels in exchange for a payment of $1,300,000. The entire $2,862,000, which was originally deferred, was recognized during the year ended December 31, 1995 upon the sale of the option. Concurrent with the execution of the Cancellation Agreement, all of the management agreements were terminated.

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of:


                                                                                                  1995                 1996

            Land and improvements                                                          $    34,529,905     $    42,653,979
            Buildings and improvements                                                          84,576,383         154,494,621
            Furniture, fixtures and equipment                                                   24,417,493          46,247,304
            Equipment under capitalized leases                                                   3,742,949           3,566,345
            Construction in progress                                                            29,434,416          15,302,015
                                                                                           ---------------     ---------------
                                                                                               176,701,146         262,264,264
            Less accumulated depreciation
               and amortization                                                                (27,021,202)        (33,888,495)
                                                                                           ---------------     ---------------

                                                                                           $   149,679,944     $   228,375,769
                                                                                           ===============     ===============

         Interest costs capitalized during the years ended December 25, 1994, December 31, 1995 and December 29, 1996 were approximately $1,892,000, $1,930,000, and $4,657,000, respectively.

6.       OTHER ASSETS

         Other assets consist of:


                                                                                  1995                 1996

            Net assets - discountinued operations (Note 14)                 $     1,224,514     $          --
            Preopening costs, net                                                 1,141,339           1,855,115
            Base linens stock                                                       638,366           1,078,010
            Amounts due from related parties and other
              notes receivable                                                      621,361           1,347,395
            Cash value of life insurance policies                                   371,528             373,323
            Restricted cash and other                                               208,043             336,252
                                                                            ---------------     ---------------

                                                                            $     4,205,151     $     4,990,095
                                                                            ===============     ===============

7.       LONG-TERM DEBT

         Long-term debt associated with lodging facilities consists of:

                                                                                                  1995                 1996
           Industrial Revenue Bonds, bearing interest at 3.98%
              to 6.80% due in varying amounts through 2017                                 $    17,821,040     $    16,943,540

            Notes payable - bank and other, bearing interest at 7.50%
              to 9.03% due in varying amounts through 2003                                       5,186,671          14,855,040

            Revenue Participation Bonds, due April 2001                                         11,355,000          11,355,000
                                                                                           ---------------     ---------------
                                                                                                34,362,711          43,153,580
            Less current portion                                                                (1,237,431)         (3,048,778)
                                                                                           ---------------     ---------------

                                                                                           $    33,125,280     $    40,104,802
                                                                                           ===============     ===============

         Other long-term debt consists of:

                                                                                                  1995                 1996
            7.50% Convertible subordinated debentures                                      $    54,000,000     $    54,000,000
            9.75% Senior subordinates notes                                                           --            33,150,000
            Lines of credit                                                                     32,452,629          22,100,000
            Note payable - other, bearing interest at
              7.00 % due in varying amounts through 2000                                           142,045             110,992
                                                                                           ---------------     ---------------
                                                                                                86,594,674         109,360,992
            Less current portion                                                               (32,482,027)        (12,133,416)
                                                                                           ---------------     ---------------
                                                                                           $    54,112,647     $    97,227,576
                                                                                           ===============     ===============

         All Industrial Revenue Bonds ("IRB's")and substantially all notes payable are collateralized by property and equipment. Additionally, all IRB's as of December 29, 1996 are collateralized by irrevocable letters of credit, approximately $4,208,000 of which is guaranteed by a related party and approximately $12,738,000 is guaranteed by the Company. The Revenue Participation Bonds ("RPB's") are secured by U.S. Treasury securities having a book value of approximately $8,256,000 as of December 29, 1996 (see Note 2). These securities, upon maturity, will fund the complete obligation under the RPB's. In addition, all obligations under the RPB's are collateralized by an assignment of gross room revenues.

         Throughout the year ended December 31, 1995, the Company repaid approximately $15,070,000 of fixed rate IRB's with proceeds from the issuance of variable rate industrial revenue refunding bonds. The refunding bonds bear interest at a rate determined weekly by the bond's remarketing agent whereas the original bonds bore interest at fixed rates ranging from 6.5% to 10%. The early retirement of the indebtedness resulted in an extraordinary pretax charge of approximately $1,128,000 during the year ended December 31, 1995.

         The $11,355,000 RPB's require a 40% participation in the gross room revenues of Shoney's Inns Group IV, Inc. payable to the bondholders in semiannual installments through April 15, 2001. The effective interest rate on these bonds was 8.9%, 9.3%, and 9.4%, respectively, for the years ended December 25, 1994, December 31, 1995 and December 29, 1996.

         During June 1994, the Company issued $54,000,000 of 7.50% convertible subordinated debentures maturing in May 2004 with interest payable in semi-annual installments. The debentures are convertible at any time before maturity, unless previously redeemed, into common stock of the Company at a conversion price of $23.31 per share, subject to adjustment. The debentures are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness as defined in the debentures. The Company, at its option, can redeem the bonds beginning in May 1997 at 105.25% of par, declining .75% each year thereafter to par in May 2004. A portion of the proceeds from the offering was used to repay certain indebtedness which resulted in an extraordinary pretax charge of approximately $344,000 during the year ended December 25, 1994.

         During November 1996, the Company issued $33,150,000 of 9.75% Senior subordinated notes, Series A, under an aggregate $125,000,000 Senior subordinated indenture agreement. These notes mature in November 2006, with interest payable quarterly beginning February 1, 1997. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company and will be senior in right of payment to all other subordinated indebtedness of the Company.

         As of December 29, 1996, the Company had approximately $22,100,000 of borrowings outstanding under unsecured lines of credit aggregating $54,000,000. The borrowings bear interest at the banks' prime rate (8.25% as of December 29, 1996) or the LIBOR (London Interbank Offered
         Rate) rate plus 2% (7.69% as of December 29, 1996) at the option of the Company. Of the amount outstanding, $12,100,000 matures in April 1997 and is therefore classified as current in the accompanying consolidated balance sheet; the remaining $10,000,000 matures in January 1998.

         The loan agreements contain certain financial covenants of which the most restrictive includes maintenance of certain operating ratios, minimum liquidity ratios and minimum tangible net worth. As of December 29, 1996, the Company was not in compliance with certain operating ratios and accordingly, received a waiver from its bank lenders.

         Maturities of long-term debt are as follows:

               1997                    $ 15,182,194
               1998                      13,307,706
               1999                       3,541,975
               2000                       3,694,244
               2001                      14,945,820
            Thereafter                  101,842,633
                                       ------------

                                       $152,514,572
                                       ============

8.       COMMITMENTS AND CONTINGENCIES

         The Company and its subsidiaries lease certain property and equipment under noncancelable operating and capitalized lease agreements. Total rental expense under operating leases for the years ended December 25, 1994, December 31, 1995 and December 29, 1996 was approximately $1,647,000, $1,541,000 and $1,355,000, respectively.

         Minimum rental commitments are as follows:


                                                         Operating    Capitalized
                                                          Leases         Leases
      1997                                             $  978,387   $   804,004
      1998                                                884,676       804,004
      1999                                                809,920       644,408
      2000                                                695,311       160,914
      2001                                                648,104           -
  Thereafter                                            5,940,273           -
                                                       ----------   -----------

                                                       $9,956,671     2,413,330
                                                       ==========
  Less amount representing interest
     at rates ranging from 7.25% to 9.5%                               (308,566)
  Less current portion                                                 (642,720)
                                                                    -----------
                                                                    $ 1,462,044
                                                                    ===========

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

9.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, notes receivable, amounts due from related parties and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of certain industrial revenue bonds approximate fair values due to the recent refinancing of these instruments, while the fair value of all other industrial revenue bonds was estimated based upon current rates available to the Company upon refinancing of similar properties. The fair value of convertible subordinated debentures and senior subordinated notes was based upon quoted market prices. In the opinion of management, the carrying value of all instruments approximates market value as of December 31, 1995 and December 29, 1996.

         As of December 31, 1995 and December 29, 1996, securities available-for-sale are carried at fair value in accordance with SFAS No. 115.
         It was not practicable to estimate the fair value of the restricted securities held to maturity and the related revenue participation bonds. As discussed in Note 7, the restricted securities, upon maturity, will be used to fund the complete obligation under the bonds.

10.      STOCK WARRANT

         In connection with the Company's acquisition of Shoney's Lodging, Inc., in 1991, the Company issued a warrant to a wholly-owned subsidiary of Shoney's, Inc. ("Shoney's") to purchase five percent of the Company's common stock that is issued and outstanding on the date of exercise of the warrant. During October 1996, the Company repurchased the warrant for approximately $2,064,000. This transaction was recorded as a reduction of shareholders' equity in the accompanying consolidated financial statements for the year ended December 29, 1996.

11.      STOCK OPTION PLAN

         During December 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") that authorizes the grant to key employees of options to purchase up to an aggregate of 616,667 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant, and expire ten years after date of grant. During the year ended December 29, 1996 an additional 283,333 shares were authorized for future grants.

         A summary of the status of the Plan for the years ended December 25, 1994, December 31, 1995 and December 29, 1996, follows:


                                                  Shares
                                        ---------------------------
                                        Available                      Weighted Average
                                        for Grant       Outstanding     Exercise Price

      December 26, 1993                 153,334            459,667           $10.37
        Granted                         (20,000)            20,000           $22.00
        Exercised                          --               (6,001)          $ 8.40
        Canceled                          7,534             (7,534)          $12.12
                                      ---------          ---------           ------
      December 25, 1994                 140,868            466,132           $10.87
        Granted                        (109,000)           109,000           $13.36
        Exercised                          --               (6,878)          $12.92
        Canceled                         30,937            (30,937)          $19.36
                                      ---------          ---------           ------
      December 31, 1995                  62,805            537,317           $10.86
        Additional authorized           283,333               --               --
        Granted                        (296,660)           296,660           $13.00
        Exercised                          --               (4,816)          $ 8.40
        Canceled                        187,303           (187,303)          $15.71
                                      ---------          ---------           ------
      December 29, 1996                 236,781            641,858           $10.45
                                      =========          =========           ======

         On July 31, 1996, the Company repriced approximately 168,000 stock options that had been granted in previous years. The options were repriced to $13.00 per share, which was the market value of the Company's stock on July 31, 1996. These repriced options are included as cancellations and new grants in the table above for the year ended December 29, 1996.

         Shares exercisable as of December 29, 1996 were 336,019 with a weighted-average exercise price of $9.29. The weighted average fair value of options granted during the year was $7.83 and $8.75 for the year ended December 31, 1995 and December 29, 1996, respectively.

         The following table summarizes information relating to the stock options outstanding as of December 29, 1996:


                                          Options Outstanding                               Options Exercisable
                                --------------------------------------------------------    -------------------------------------
                                   Number            Weighted-Average       Weighted            Number                Weighted
        Range of                Outstanding              Remaining          Average           Exercisable              Average
     Exercise Price             at 12/29/96          Contractual Life     Exercise Price     at 12/29/96           Exercise Price
      $8.40 - 8.88                358,520                  5.28            $    8.43            271,816               $    8.41
      $8.89 - 13.00               283,338                  8.74            $   13.00             64,203               $   13.00
                                  -------                                                       -------
      $8.40 - 13.00               641,858                  6.81            $   10.45            336,019               $    9.29
                                  =======                                                       =======

         Had the fair value of options granted under the plan beginning in 1995 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and net earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                   1995              1996

Net earnings                            As reported         $    16,976,932    $    9,496,724
                                        Pro forma           $    16,871,114    $    9,250,941

Net earnings per share                  As reported                 $1.99              $1.13
                                        Pro forma                   $1.98              $1.10

         The pro forma effect on net earnings for 1996 and 1995 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

         The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1995 and 1996: no dividend yield for all years; expected volatility of 40% and 45%, respectively; risk free interest rates of 6.09% to 7.16% and 6.79%, respectively; and expected lives of 10 years.

12.      SHAREHOLDERS' EQUITY

         During October 1996, in conjunction with the amendment of the Company's franchise license agreement with Shoney's, all Series A redeemable nonparticipating stock was repurchased by the Company (see Note 14). The Company's charter still authorizes the issuance of 1000 shares of Series A stock, without par value, however as of December 29, 1996 none have been issued.

         The Company's charter authorizes the issuance of 1,000,000 shares of preferred stock without par value. As of December 29, 1996, none have been issued.

13.      INCOME TAXES

         The provision for income taxes from continuing operations consists of the following:



                                                       1994          1995                1996
Currently payable:
   Federal                                        $  4,985,000    $  3,508,000    $   6,408,000
   State                                               794,000         575,000          900,000
                                                  ------------    ------------    -------------
                                                     5,779,000       4,083,000        7,308,000
Deferred                                              (941,000)      6,446,000       (1,695,000)
                                                  ------------    ------------    -------------

                                                  $  4,838,000    $ 10,529,000    $   5,613,000
                                                  ============    ============    =============

         The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

                                                                                   1994          1995                1996

Federal income tax based on the statutory rate                                $  4,463,000    $  9,738,000    $   5,436,000
State income taxes, less federal income tax
  benefit                                                                          433,000         945,000          505,000
Other                                                                              (58,000)       (154,000)        (328,000)
                                                                              ------------    ------------    -------------

                                                                              $  4,838,000    $ 10,529,000    $   5,613,000
                                                                              ============    ============    =============

         Deferred tax assets (liabilities) are comprised of the following:

                                                                                                   1995                1996
            Deferred tax liabilities:
              Differences between book and tax basis of property                           $    (3,087,000)    $    (5,257,000)
              Profits recognized on sale of option                                              (3,598,000)               --
              Other                                                                               (308,000)           (225,000)
                                                                                           ---------------     ---------------
                                                                                                (6,993,000)         (5,482,000)
            Deferred tax assets:
              Profits not recognized on installment sales                                          627,000                --
              Differences between book and tax losses recognized
                by minority interests                                                              556,000             537,000
              Allowance for doubtful accounts and other                                              5,000              56,000
                                                                                           ---------------     ---------------
                                                                                                 1,188,000             593,000
                                                                                           ---------------     ---------------
            Net deferred tax liability                                                     $    (5,805,000)    $    (4,889,000)
                                                                                           ===============     ===============

         As of December 29, 1996, $217,000 of the deferred tax liability was current due to the nature of the items that created the temporary differences. This current deferred tax liability and a current income tax payable of $900,000 is classified as current income taxes payable in the accompanying balance sheet as of December 29, 1996.

         Additionally, as of December 31, 1995 and December 29, 1996, the Company has recorded a deferred tax liability resulting from the unrealized gain on securities available-for-sale of $322,000 and $30,000, respectively.

14.      RELATED PARTY TRANSACTIONS

         During February 1994, the Company acquired all of the minority common stock and partnership interests of one consolidated subsidiary and two consolidated partnerships and all but ten percent of the minority partnership interest in a third consolidated partnership from one of Shoney's wholly-owned subsidiaries in exchange for the issuance of 121,212 shares of the Company's common stock. The pro forma effect on net earnings and net earnings per share, had these acquisitions occurred at the beginning of 1994, is insignificant. Shoney's continues to guarantee approximately $4,208,000 of irrevocable letters of credit which collateralize a portion of the four entities' outstanding indebtedness as of December 29, 1996.

         The Company has had extensive working and contractual relationships with Shoney's which previously held a stock warrant to purchase five percent of the Company's common stock and all of the Company's Series A redeemable nonparticipating stock. In addition, two officers of Shoney's had previously served as directors of the Company. During October 1996, the Company repurchased the stock warrant (see Note 10). As of the same date, the Company amended the franchise license agreement between the Company and Shoney's whereby the Company paid approximately $5,395,000 in exchange for, among other items, 1) the cancellation of Shoney's right to receive a portion of the franchise fees collected by the Company equal to approximately 1.5% of certain Shoney's Inns' gross room revenues through October 1999 and .5% of the remaining and all future Shoney's Inns' gross room revenues for the first ten years of their operations and 2) the repurchase of all of the Company's Series A redeemable nonparticipating stock (see Note 12). As a result of the Company's repurchase of the Series A redeemable nonparticipating stock, Shoney's no longer has the right to designate two members of the Company's board of directors.

         The Company has paid approximately $1,245,000, $922,000 and $911,000 in franchise and royalty fees to Shoney's during the years ended December 25, 1994, December 31, 1995 and December 29, 1996, respectively, under the franchise license agreement. Additionally, the Company purchased food products and supplies approximating $2,896,000 and $1,979,000 from a wholly-owned subsidiary of Shoney's during the years ended December 25, 1994 and December 31, 1995, respectively.

         Effective January 1, 1996, the Company sold its sixty percent interest in Knight Enterprises, Inc. ("KEI") to the minority shareholder in exchange for approximately $848,000. The entire purchase price, along with approximately $1,250,000 of previously existing indebtedness of KEI and the minority shareholder, was financed by the Company over a seven year period with interest accruing annually at the prime rate as defined in the note agreements. The Company has deferred recognition of the approximate $813,000 gain on the sale of its restaurant business segment until such time further principal payments on the note are received. As a result of the transaction, the restaurant business segment operations are reported as discontinued operations in the accompanying consolidated financial statements for the periods ended December 25, 1994 and December 31, 1995.

         During 1996, the Company sold approximately 175,600 shares of its available-for-sale investment securities to the Company's chairman and chief executive officer. The average cost of these securities was approximately $1,117,000 and the total cash proceeds received was approximately $1,847,000 resulting in a realized gain of $730,000.
         The total value received for these securities approximated fair value based upon quoted market prices. The gain is recorded in other income in the accompanying consolidated financial statements for the year ended December 29, 1996.

15.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                                  1994           1995             1996

Cash paid during the year for interest                                        $  6,352,217    $  5,943,447    $   8,484,298
                                                                              ============    ============    =============
Cash paid during the year for income taxes                                    $  3,834,397    $  4,562,755    $   4,389,928
                                                                              ============    ============    =============

Significant non-cash investing and financing activities:

    Sales of hotels:
      Notes receivable                                                        $(17,366,000)   $ (6,173,500)   $        --
      Profits not recognized on installment
        sales                                                                    2,782,538       1,654,228             --
      Property and equipment                                                    14,583,462       4,519,272             --
                                                                              ------------    ------------    -----------
                                                                              $       --      $       --      $        --
                                                                              ============    ============    =============

    Property and equipment acquired under capitalized lease obligations:
        Property and equipment                                                $  2,344,303    $  1,034,788    $        --
        Capitalized lease obligations                                           (2,344,303)     (1,034,788)            --
                                                                              ------------    ------------    -----------
                                                                              $       --      $       --      $        --
                                                                              ============    ============    =============
    Additional paid-in-capital resulting from issuance of common stock for purchase of minority interest in joint ventures:
        Excess of cost over fair value of
          net assets acquired                                                 $  1,736,398    $       --      $        --
        Minority interests                                                         672,691            --               --
        Additional paid-in-capital                                              (2,409,089)           --               --
                                                                              ------------    ------------    -----------
                                                                              $       --      $       --      $        --
                                                                              ============    ============    =============


16.      BUSINESS SEGMENT INFORMATION

         A description of the Company's business segments is included in Note 1 to the consolidated financial statements. None of the Company's segments conduct foreign operations. Operating income includes the operating revenues and expenses directly identifiable with the business segment. Identifiable assets are those used directly in the operations of each segment.


                                                           Net
                                                        Operating                                             Depreciation
                                        Total             Profit            Total              Capital            and
              1994                     Revenues           (loss)            Assets           Expenditures     Amortization

            Hotel                      $36,440,350      $ 11,905,711       $131,338,530      $44,319,079      $3,590,741
            Construction and
              development                6,213,414           770,433          3,340,292          446,820          57,253
            Sales of hotels             14,583,462                 -                  -                -               -
            Other                        3,539,334          (599,710)        45,712,519        2,360,382         434,279
                                       -----------      ------------       ------------      -----------      ----------

                Total                  $60,776,560      $ 12,076,434       $180,391,341      $47,126,281      $4,082,273
                                       ===========      ============       ============      ===========      ==========

              1995

            Hotel                      $44,144,440      $ 13,119,343       $161,356,947      $54,645,591      $5,053,196
            Construction and
              development                9,213,609          (874,124)         1,955,297           19,878          15,358
            Construction and
              development - other       14,826,675        14,826,675                  -                -               -
            Sales of hotels              4,217,709                 -                  -                -               -
            Other                        6,217,537           844,380         57,477,468        1,508,737         569,308
                                       -----------      ------------       ------------      -----------      ----------

                Total                  $78,619,970      $ 27,916,274       $220,789,712      $56,174,206      $5,637,862
                                       ===========      ============       ============      ===========      ==========

              1996

            Hotel                      $57,528,105      $ 18,019,094       $239,098,411      $83,275,738      $7,572,054
            Construction and
              development                  889,365          (296,155)           450,866           17,324          19,079
            Construction and
              development - other          775,000           775,000                  -                -               -
            Other                        4,290,389        (1,736,386)        24,159,901        3,290,366         658,533
                                       -----------      ------------       ------------      -----------      ----------

                Total                  $63,482,859      $ 16,761,553       $263,709,178      $86,583,428      $8,249,666
                                       ===========      ============       ============      ===========      ==========

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Gallatin, Tennessee

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of December 31, 1995 and December 29, 1996 and for each of the three years in the period ended December 29, 1996 and have issued our report thereon dated March 7, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule listed in Item 14. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP


Nashville, Tennessee
March 7, 1997

SHOLODGE, INC. AND SUBSIDIARIES                                      SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

-------------------------------------------------------------------------------------------------------------------------------


                                                                         Additions     Additions
                                                          Balance at    Charged to    Charged to                     Balance at
                                                           Beginning     Costs and       Other                         End of
                                                            of Year      Expenses       Assets         Deductions       Year

            YEAR ENDED DECEMBER 25, 1994:

            Allowance for doubtful accounts receivable      $106,241      $173,052      $       -      $   -          $279,293
                                                            --------      --------      ---------      ---------      --------

            YEAR ENDED DECEMBER 31, 1995:

            Allowance for doubtful accounts receivable      $279,293      $ 91,598      $       -      $(356,163)     $ 14,728
                                                            --------      --------      ---------      ---------      --------

            YEAR ENDED DECEMBER 29, 1996:

            Allowance for doubtful accounts receivable      $ 14,728      $157,264      $       -      $(21,992)      $150,000
                                                            --------      --------      ---------      --------       --------