Form 10-Q
period 1997-04-20
SHOLODGE INC
filed 1997-06-02
CIK 881924

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 -------------------------------------------

For the First Quarter Ended April 20, 1997           Commission File No. 0-19840

                 -------------------------------------------

                               SHOLODGE, INC.
           (Exact name of registrant as specified in its charter)

                 -------------------------------------------

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

                 -------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ------     ------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

              As of May 30, 1997, there were 8,235.152 shares of ShoLodge, Inc.
            common stock outstanding.

                       SHOLODGE, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                                                  APRIL 20,   DECEMBER 29,
                                                                                                    1997        1996 (1)
                        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                   $  4,736,479 $  4,259,768
   Accounts receivable                                                                            3,778,630    2,676,083
   Construction contracts                                                                           252,302      259,785
   Due from related parties
      Less profits not recognized on installment sales

   Prepaid expenses                                                                               1,103,504      471,823
   Other current assets                                                                             530,412      559,982
                                                                                               -------------------------
           Total current assets                                                                  10,401,327    8,227,441

DIRECT FINANCING LEASES, less current portion                                                       468,370      611,492

PROPERTY AND EQUIPMENT                                                                          278,926,118  262,264,264
   Less accumulated depreciation and amortization                                               -36,808,613  -33,888,495
                                                                                               -------------------------
                                                                                                242,117,505  228,375,769

DEFERRED CHARGES                                                                                  9,975,768    9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                                                          8,468,479    8,255,810

SECURITIES AVAILABLE FOR SALE                                                                       212,062      212,062

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                                                          3,090,819    3,136,965

OTHER                                                                                             5,111,019    4,990,095
                                                                                               -------------------------

  TOTAL ASSETS                                                                                 $279,845,349 $263,709,178
                                                                                               =========================




(1) Derived from fiscal year ended December 29, 1996 audited financial statements.

     See notes to consolidated financial statements.

                       SHOLODGE, INC. AND SUBSIDIARIES
             CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)


                                                                                                 APRIL 20,  DECEMBER 29,
                                                                                                    1997      1996(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                                       $  9,337,774 $ 12,045,715
   Taxes other than on income                                                                     1,259,017      984,855
   Income taxes payable                                                                                   0    1,116,972
   Current portion of long-term debt
      and capitalized lease obligations                                                           3,725,013   15,824,914
                                                                                               -------------------------
           Total current liabilities                                                             14,321,804   29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                                                39,370,946   40,104,802

OTHER LONG-TERM DEBT                                                                            127,216,597   97,227,576

CAPITALIZED LEASE OBLIGATIONS                                                                     1,295,379    1,462,044

DEFERRED INCOME TAXES                                                                             4,702,144    4,702,144

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                                       561,631      504,028
                                                                                               -------------------------
   TOTAL LIABILITIES                                                                            187,468,501  173,973,050
                                                                                               -------------------------
SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, none
      issued and outstanding)                                                                            -            -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,233,985 shares issued and outstanding
      as of April 20, 1997 and 8,233,318 shares issued
      and outstanding as of December 29, 1996)                                                        1,000        1,000
  Additional paid-in capital                                                                     42,217,646   42,212,042
  Retained earnings                                                                              50,098,463   47,463,347
  Unrealized gain on securities available for sale (net of tax)                                      59,739       59,739
                                                                                               -------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                                 92,376,848   89,736,128
                                                                                               -------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                            $279,845,349 $263,709,178
                                                                                               =========================




(1) Derived from fiscal year ended December 29, 1996 audited financial statements.

     See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1996





                                                                                        16 WEEKS ENDED
                                                                                   APRIL 20,        APRIL 21,
                                                                                     1997             1996
                                                                                 ----------------------------
REVENUES:
   Hotel                                                                         $20,853,285      $14,080,821
   Construction and development                                                            0          514,234
   Construction and development - other                                                    0          200,000
   Franchising                                                                     1,181,884        1,064,992
   Management                                                                         37,355           48,908
                                                                                 ----------------------------
           Total operating revenues                                               22,072,524       15,908,955

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                                       11,348,184        8,307,842
      Construction and development                                                         0          690,499
      Franchising                                                                    638,562          984,093
                                                                                 ----------------------------
           Total operating expenses                                               11,986,746        9,982,434
                                                                                 ----------------------------
              Gross operating profit                                              10,085,778        5,926,521

   General and administrative                                                        603,206          954,238
                                                                                 ----------------------------
   Earnings before interest, taxes, depreciation and amortization                  9,482,572        4,972,283

   Depreciation and amortization                                                   3,249,473        2,084,212
                                                                                 ----------------------------
              Net operating profit (before interest and  taxes)                    6,233,099        2,888,071

OTHER INCOME AND EXPENSES:
   Interest expense                                                                2,704,938          481,046
   Interest income                                                                   353,856          631,808
                                                                                 ----------------------------
      Net interest expense                                                         2,351,082         -150,762
   Other income                                                                      375,702          175,981
                                                                                 ----------------------------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                                               4,257,719        3,214,814

INCOME TAXES                                                                       1,565,000        1,185,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                                        57,603           35,373
                                                                                 ----------------------------

NET EARNINGS                                                                      $2,635,116       $1,994,441
                                                                                 ============================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
        Primary                                                                        $0.32            $0.24
                                                                                 ============================
        Fully Diluted                                                                  $0.32            $0.24
                                                                                 ============================

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                                                    8,354,236        8,396,361
        Fully Diluted                                                             10,670,838       10,712,963



See notes to consolidated financial statements.

                       SHOLODGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1997 (UNAUDITED)



                                                                                   16 WEEKS ENDED
                                                                                APRIL 20,    APRIL 21,
                                                                                  1997         1996
                                                                             -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                              $  2,635,116 $  1,994,441
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                                        3,249,473    2,084,212
           INCREASE IN DEFERRED INCOME TAXES                                            0            0
           INCREASE IN MINORITY INTEREST IN EQUITY
                OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                      57,603       35,373
           ACCRETION OF DISCOUNT  ON SECURITIES
             HELD TO MATURITY                                                    -212,669     -196,240
   CHANGES IN ASSETS AND LIABILITIES:
           (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                          -1,095,064      586,380
           (INCREASE)  IN PREPAID EXPENSES                                       -631,681     -282,735
           (INCREASE) DECREASE  IN OTHER ASSETS                                  -287,131    1,437,285
           (DECREASE) INCREASE IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                                             -2,707,941    3,632,388
           (DECREASE) INCREASE IN INCOME AND OTHER TAXES                         -842,810      173,701
------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                   164,896    9,464,805

CASH FLOWS FROM INVESTING ACTIVITIES:
   REPAYMENT FROM  (ADVANCES TO) RELATED PARTIES--NET                                   0   42,418,759
   CAPITAL EXPENDITURES                                                       -16,661,854  -32,993,424
------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     -16,661,854    9,425,335

CASH FLOWS FROM FINANCING ACTIVITIES:
  (INCREASE) IN DEFERRED CHARGES                                                 -163,656     -332,346
   PROCEEDS FROM DIRECT FINANCING LEASES                                          143,122       18,069
   PROCEEDS FROM LONG-TERM DEBT                                                17,900,000   20,182,371
   PAYMENTS ON LONG-TERM DEBT                                                    -744,736  -36,646,744
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                     -166,665     -226,884
   DISTRIBUTIONS TO MINORITY INTERESTS                                                  0     -174,978
   SALE OF SECURITIES AVAILABLE FOR SALE                                                0      847,120
   EXERCISE OF STOCK OPTIONS                                                        5,604       25,192
------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                16,973,669  -16,308,200
------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         $    476,711 $  2,581,940
======================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                              $  4,259,768 $  2,444,990
======================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $  4,736,479 $  5,026,930
======================================================================================================



See notes to consolidated financial statements.

                       SHOLODGE, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

         A. The consolidated financial statements have been prepared by the Company without audit.

                In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 29, 1996 and the Company's Quarterly Report on Form 10-Q for the sixteen weeks ended April 20, 1997.

                There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 29, 1996.

                The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

                The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 20, 1997 and April 21, 1996 are not necessarily indicative of the operating results for the entire year.

         B. The net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.

                The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended December 28, 1997. This accounting pronouncement requires the disclosure of basic and diluted earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock warrants and stock options, basic earnings per share will be generally higher than diluted earnings per share.

         C. The number of shares outstanding and earnings per share have been adjusted to reflect the effect of the 5-for-4 stock split on May 14, 1993, and the 4-for-3 stock split on March 28, 1994.

   ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

For the Quarters Ended April 20, 1997 and April 21, 1996

         Total operating revenues for the quarter ended April 20, 1997, were $22.1 million, or 38.7% more than the total operating revenues for the first quarter of 1996.

         Revenues from hotel operations increased by $6.8 million, or 48.1%, over the $14.1 million reported for the same period last year. For the 33 same hotels opened for all of both quarterly periods, an increase of 3.7% in average daily room rates, from $51.27 in first quarter 1996 to $53.19 in first quarter 1997, partially offset by a decline in average occupancy rates on these hotels from 58.1% last year to 56.8% this year, resulted in a net increase in same hotel revenues of 2.9%, from $13.8 million in first quarter 1996 to $14.2 million in first quarter 1997. The 13 hotels opened since the end of 1995 contributed $6.6 million to hotel operating revenues in first quarter this year, compared to only $232,000 in first quarter 1996.

         There were no revenues from regular construction and development in first quarter this year, compared with $514,000 for the same period last year. This was due to no outside construction projects by the company during the first quarter of 1997 versus the final portion of one project completed in early first quarter last year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. No outside construction contracts are currently in progress.

         Revenues of $200,000 from "Construction and development - other" in first quarter 1996 represents a portion of profits not previously recognized on installment sales. No revenues from this source is expected to recur subsequent to 1996.

         Franchising revenues increased by $117,000, or 11.0%, in first quarter 1997 from first quarter 1996. Room revenues of franchised inns increased by 8.8% from first quarter 1996, due to an increase in the number of franchised inns, resulting in an increase of $141,000 in fees based upon percentages of sales. Management contract revenues represent only a small segment of the business. Revenue from this source decreased by $12,000, or 23.6%, from the $49,000 reported for first quarter 1996.

         Operating expenses from hotel operations for the first quarter of 1997 increased by $3.0 million, or 36.6%, from $8.3 million in first quarter 1996 to $11.3 million in first quarter 1997, due to operating expenses associated with the 48.1% increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity decreased from 59.0% in first quarter 1996 to 54.4% in first quarter 1997. The gross profit margin on same hotels increased from 41.1% in first quarter 1996 to 44.5% in first quarter 1997. The 13 hotels opened since the end of 1995 produced a gross profit margin of 47.8% in first quarter 1997, due primarily to significantly higher average daily room rates than for all hotels as a whole.

         Costs and expenses of construction and development in first quarter 1996 were $690,000. One project was completed in early first quarter 1996. No outside construction projects were in progress during first quarter 1997 and none are currently under way.

         Franchising operating expenses decreased by $346,000, or 35.1%, from first quarter 1996, due primarily to the elimination of royalty fees paid prior to October 25, 1996 to an affiliate of Shoney's, Inc. (See 1996 Form 10-K description of "Shoney's Transaction").

         General and administrative expenses decreased by $351,000 from the comparable quarter last year, due primarily to reduced professional fees and to increased capitalization of general and administrative expenses. Depreciation and amortization expense increased by $1.2 million, or 55.9%, over last year's first quarter. This was due primarily to the 13 new hotels opened, beginning in first quarter 1996.

         Interest expense increased by $2.2 million while interest income decreased by $278,000 from first quarter 1996, for an increase of $2.5 million in net interest expense. The primary cause of the decrease in interest income was the elimination of interest earned from Suites of America on first mortgage notes receivable, the balance of which was collected early in first quarter 1996; first quarter 1996 included $238,000 interest earned on these notes, versus none in first quarter 1997. The increase in interest expense was due primarily to the additional borrowings for the 12 hotels opened in 1996 and the one hotel opened in January, 1997.

         Other income increased by $200,000 from first quarter 1996 to first quarter 1997. Revenue from this source varies widely from quarter to quarter due to the nature of other (miscellaneous) income. Minority interest in earnings and losses of consolidated subsidiaries and partnerships was $58,000 in first quarter 1997 compared to $35,000 in first quarter 1996 due to more profitable consolidated entities which include minority ownership.

Liquidity and Capital Resources

         Net cash provided from operations was $15.8 million in fiscal 1996, $31.6 million in fiscal 1995, and $5.8 million in fiscal 1994. Fiscal 1995 was an unusual year due to the AmeriSuites Transaction discussed in the Company's fiscal 1996 Form 10-K. The Company currently has a $75 million unsecured three-year revolving credit facility with a group of five banks, which became effective April 30, 1997. The interest rate on this credit facility is at the lenders' prime rate plus 0.25%, or two hundred basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. As of April 30, 1997 (the initial funding date), the Company had $41.0 million outstanding under this credit facility. The Company also has a $1.5 unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of April 20, 1997, no borrowings were outstanding on this facility. In November of 1996 the Company issued $33.2 million in senior subordinated notes in the first series of notes issued under a $125 million shelf registration, leaving $91.8 million available to issue in the future under this registration.

         The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $86.6 million in 1996 and $56.2 million in 1995.

         The Company opened two Shoney's Inns and ten Sumner Suites hotels in 1996 and one Sumner Suites hotel thus far in 1997. Additionally, renovations of several existing properties were completed in 1996 and several others are scheduled for completion in fiscal 1997. The Company plans to develop and open an additional eight to ten Sumner Suites hotels by the end of fiscal 1997 and an additional eight to ten hotels by the end of 1998. A new corporate headquarters building is also under construction and is scheduled for completion by mid-1997. The Company expects that approximately $85.0 million in additional capital funds will be necessary through first quarter 1998 to fulfill these plans.

         The Company has principal payments totaling approximately $3.7 million due under existing debt instruments through first quarter 1998. The Company believes that a combination of net proceeds from future offerings under the $125 million registration, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from the sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

                        PART II - OTHER INFORMATION

              Item 1.   Legal Proceedings

                        There have been no material developments during the quarter.

              Item 2.   Changes in the Rights of the Company's Security Holders

                        Not applicable

              Item 3.   Defaults by the Company on its Senior Securities

                        None.

              Item 4.   Results of Votes of Security Holders

                        Not applicable

              Item 5.   Other information

                        Not applicable

              Item 6.   Exhibits and Reports on Form 8-K

                        6 (a)  Exhibits -

                                   11    Statement Re:  Computation of per share earnings

                                   27    Financial Data Schedule

                        6 (b)  Reports on Form 8-K

              There were no reports on Form 8-K for the quarter ended April 20, 1997.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ShoLodge, Inc.



Date:  May 30, 1997                      /S/ Leon Moore
                                         ---------------------------------------
                                         Leon Moore
                                         President, Chairman of the Board
                                         and Director (Chief Executive Officer)



Date:  May 30, 1997                      /S/ Bob Marlowe
                                         ---------------------------------------
                                         Bob Marlowe
                                         Secretary, Treasurer and Director
                                         (Chief Accounting Officer)



Date:  May 30, 1997                      /S/ Michael A. Corbett
                                         ---------------------------------------
                                         Michael A. Corbett
                                         Chief Financial Officer