Form 10-Q
period 1997-07-13
SHOLODGE INC
filed 1997-08-27
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

For the Second Quarter Ended July 13, 1997        Commission File No. 0-19840

                 ----------------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                 ----------------------------------------------

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

                 ----------------------------------------------

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

              As of August 22, 1997, there were 8,255,126 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          JULY 13,        DECEMBER 29,
                                                                            1997            1996 (1)
                                ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                               $  3,857,387      $  4,259,768
 Accounts receivable                                                        3,808,823         2,676,083
 Construction contracts                                                       252,301           259,785
 Due from related parties
    Less profits not recognized on installment sales

 Prepaid expenses                                                           1,219,996           471,823
 Other current assets                                                         473,337           559,982

                                                                         ------------      ------------
             Total current assets                                           9,611,844         8,227,441

DIRECT FINANCING LEASES, less current portion                                 457,621           611,492

PROPERTY AND EQUIPMENT                                                    290,340,678       262,264,264
 Less accumulated depreciation and amortization                           -39,107,018       -33,888,495
                                                                         ------------      ------------
                                                                          251,233,660       228,375,769

DEFERRED CHARGES                                                           10,063,050         9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                                    8,681,148         8,255,810

SECURITIES AVAILABLE FOR SALE                                                 212,062           212,062

EXCESS OF COST OVER FAIR VALUE
 OF NET ASSETS ACQUIRED                                                     3,056,209         3,136,965

OTHER                                                                       4,949,921         4,990,095
                                                                         ------------      ------------


 TOTAL ASSETS                                                            $288,265,515      $263,709,178
                                                                         ============      ============






(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                              JULY 13,       DECEMBER 29,
                                                                                1997            1996 (1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                   $  7,747,669      $ 12,045,715
   Taxes other than on income                                                 1,892,109           984,855
   Income taxes payable                                                         337,319         1,116,972
   Current portion of long-term debt
      and capitalized lease obligations                                       4,021,815        15,824,914
                                                                           ------------------------------

               Total current liabilities                                     13,998,912        29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                            42,268,895        40,104,802

OTHER LONG-TERM DEBT                                                        129,508,269        97,227,576

CAPITALIZED LEASE OBLIGATIONS                                                 1,182,539         1,462,044

DEFERRED INCOME TAXES                                                         4,702,144         4,702,144

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                   618,074           504,028

                                                                           ------------------------------
   TOTAL LIABILITIES                                                        192,278,833       173,973,050
                                                                           ------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, none
        issued and outstanding)                                               -                 -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,252,819 shares issued and outstanding
      as of  July 13, 1997 and 8,233,318 shares issued
      and outstanding as of December 29, 1996)                                    1,000             1,000
  Additional paid-in capital                                                 42,393,648        42,212,042
  Retained earnings                                                          53,532,295        47,463,347
  Unrealized gain on securities available for sale (net of tax)                  59,739            59,739
                                                                           ------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                             95,986,682        89,736,128
                                                                           ------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $288,265,515      $263,709,178
                                                                           ==============================




(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996




                                                        12 WEEKS ENDED               28 WEEKS ENDED
                                                     JULY 13,     JULY 14,        JULY 13,       JULY 14,
                                                       1997         1996            1997           1996
                                                   --------------------------------------------------------
REVENUES:
   Hotel                                           $18,295,327    $14,140,194    $39,148,612    $28,221,015
   Construction and development                              0            239              0        514,473
   Construction and development - other                      0              0              0        200,000
   Franchising                                         707,661      1,040,946      1,889,545      2,105,938
   Management                                           35,183         66,628         72,538        115,536

                                                   --------------------------------------------------------
           Total revenues                           19,038,171     15,248,007     41,110,695     31,156,962

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                          9,471,200      7,216,937     20,819,384     15,524,779
      Construction and development                           0            232              0        690,731
      Franchising                                      464,773        791,554      1,103,335      1,775,647

                                                   --------------------------------------------------------
           Total operating expenses                  9,935,973      8,008,723     21,922,719     17,991,157
                                                   --------------------------------------------------------

              Gross operating profit                 9,102,198      7,239,284     19,187,976     13,165,805

   General and administrative                          464,995        537,266      1,068,201      1,491,504
                                                   --------------------------------------------------------
   Earnings before interest, taxes,
     depreciation and amoritization                  8,637,203      6,702,018     18,119,775     11,674,301

   Depreciation and amortization                     2,659,121      1,736,213      5,908,594      3,820,425

                                                   --------------------------------------------------------
              Net operating profit (before
              interest and taxes)                    5,978,082      4,965,805     12,211,181      7,853,876

OTHER INCOME AND EXPENSES:
   Interest expense                                  2,513,145        424,028      5,218,083        905,074
   Interest income                                     311,435        210,738        665,291        842,546
                                                   --------------------------------------------------------
      Net interest expense                           2,201,710        213,290      4,552,792         62,528
   Other income                                      1,283,903        257,860      1,659,605        433,841

                                                   --------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                 5,060,275      5,010,375      9,317,994      8,225,189

INCOME TAXES                                         1,470,000      1,777,000      3,035,000      2,962,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                         156,443        193,893        214,046        229,266


                                                   ========================================================
NET EARNINGS                                       $ 3,433,832    $ 3,039,482    $ 6,068,948    $ 5,033,923
                                                   ========================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
        Primary                                    $      0.41    $      0.36    $      0.72    $      0.60
        Fully Diluted                              $      0.38    $      0.34    $      0.70    $      0.60

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                      8,448,923      8,494,133      8,452,986      8,443,028
        Fully Diluted                               10,765,525     10,810,735     10,769,588     10,759,630
                                                   --------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1997
                                   (UNAUDITED)


                                                                                       28 WEEKS ENDED
                                                                                  JULY 13,         JULY 14,
                                                                                    1997             1996
                                                                              ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                                    $ 6,068,948      $ 5,033,923
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
             DEPRECIATION AND AMORTIZATION                                           5,908,594        3,820,425
             INCREASE IN DEFERRED INCOME TAXES                                               0                0
              INCREASE IN MINORITY INTERESTS IN EQUITY
                  OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                        214,046          229,266
             GAIN ON SALE OF PROPERTY & EQUIPMENT                                   -1,190,687                0
             ACCRETION OF DISCOUNT ON SECURITIES
               HELD TO MATURITY                                                       -425,338         -343,419
   CHANGES IN ASSETS AND LIABILITIES:
             (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                             -1,125,256          857,043
             (INCREASE) IN PREPAID EXPENSES                                         -1,073,173         -301,067
             (INCREASE) DECREASE IN OTHER ASSETS                                          -383          728,819
             (DECREASE) INCREASE IN ACCOUNTS PAYABLE
                AND ACCRUED EXPENSES                                                -4,298,046        1,745,154
             INCREASE IN INCOME AND OTHER TAXES                                        127,601        2,126,086
---------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                      4,206,306       13,896,230

CASH FLOWS FROM INVESTING ACTIVITIES:
   REPAYMENT FROM RELATED PARTIES--NET                                                       0       42,418,759
   CAPITAL EXPENDITURES                                                            -28,629,091      -51,008,531
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                                        1,743,364                0
---------------------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                                        -26,885,727       -8,589,772

CASH FLOWS FROM FINANCING ACTIVITIES:
  (INCREASE) IN DEFERRED CHARGES                                                      -320,619         -303,691
   PROCEEDS FROM DIRECT FINANCING LEASES                                               153,871           31,621
   PROCEEDS FROM LONG-TERM DEBT                                                     61,200,000       52,472,371
   PAYMENTS ON LONG-TERM DEBT                                                      -38,558,313      -53,716,731
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                          -279,505         -287,894
   DISTRIBUTIONS TO MINORITY INTERESTS                                                -100,000         -183,554
   SALE OF SECURITIES AVAILABLE FOR SALE                                                     0          847,120
   EXERCISE OF STOCK OPTIONS                                                           181,606           26,452
---------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           22,277,040       -1,114,306
---------------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 ($402,381)     $ 4,192,152
===============================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                    $ 4,259,768      $ 2,444,990
===============================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                          $ 3,857,387      $ 6,637,142
===============================================================================================================



See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A. The consolidated financial statements have been prepared by the Company without audit.

       In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 29, 1996 and the Company's Quarterly Report on Form 10-Q for the twenty-eight weeks ended July 13, 1997.

       There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 29, 1996.

       The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

       The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended July 13, 1997 and July 14, 1996 are not necessarily indicative of the operating results for the entire year.

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

   ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                Financial Condition and Results of Operations

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 13, 1997 and July 14, 1996

     Total revenues for the fiscal quarter ended July 13, 1997 increased 24.9% to $19.0 million from $15.2 million for the same period in 1996. For the two fiscal quarters ended July 13, 1997, total revenues increased 31.9% to $41.1 million from $31.2 million for the same period in 1996.

     Revenues from hotel operations in the second fiscal quarter of 1997 increased 29.4% to $18.3 million from $14.1 million for the same period in 1996. For the 38 hotels opened for all of both quarterly periods (same hotels), average daily room rates in the second fiscal quarter of 1997 increased 2.8% to $56.00 from $54.48 in the second quarter of 1996 and average occupancy rates increased to 65.8% from 65.4%, resulting in a net increase in same hotel revenues of 0.1%. The eight hotels opened after the first quarter of 1996 contributed $5.6 million to hotel revenues in the second quarter of 1997 compared to $1.5 million for the same period in fiscal 1996. Revenues from hotel operations in the first two quarters of 1997 increased 38.7% to $39.1 million from $28.2 million for the same period in 1996. For the 33 same hotels, average daily room rates in the first two quarters of 1997 increased 3.0% to $53.88 from $52.33 in the first two quarters of 1996 and average occupancy rates decreased to 60.4% from 62.4%, resulting in a net increase in same hotel revenues of 1.5%. The 13 hotels opened during 1996 and the first two quarters of 1997 contributed $12.2 million to hotel revenues in the first two quarters of 1997 compared to $1.7 million for the same period in fiscal 1996.

     There were no revenues from regular construction and development activities for the second fiscal quarter of 1997 compared with a negligible amount for the same period in 1996. There were no revenues from regular construction and development activities for the first two quarters of 1997 compared to $514,000 in the same period last year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. No outside construction projects were in progress during the first two quarters of 1997 compared with the final portion of only one project during the comparable period in 1996. No outside construction contracts are currently in progress.

     There were no revenues from "Construction and development -- other" in the first two quarters of 1997 compared with $200,000 in the first quarter of 1996 and none in the second quarter of 1996, which represents a portion of profits not previously recognized on installment sales. No revenues from this source are expected to be generated in the future.

     Franchise revenues in the second quarter of 1997 decreased 32.0% to $708,000 from $1.0 million for the comparable period last year. This decrease was due primarily to the cancellation of reservation services by two hotel chains in the first quarter of 1997 and a decline of $108,000 in initial franchise fees in the second quarter of 1997 compared to the second quarter of 1996. Franchise revenues in the first two quarters of 1997 decreased 10.3% to $1.9 million from $2.1 million for the comparable period last year. This decrease was due primarily to the cancellation of reservation service contracts by two hotel chains in the first quarter of 1997 and to a decrease of $107,000 in initial franchise fee revenues. Initial franchise fees may vary widely from quarter to quarter.

     Management contract revenues for the second fiscal quarter of 1997 decreased 47.8% to $35,000 from $67,000 for the same period of 1996.
Management contract revenues for the first two quarters of 1997 decreased 37.2% to $73,000 from $116,000 for the same period last year. These decreases were due to the cancellation of one management contract on one hotel in the third quarter of 1996.

     Operating expenses from hotel operations for the second fiscal quarter of 1997 increased 31.2% to $9.5 million from $7.2 million in the second quarter of 1996, due to the 29.4% increase in hotel operating revenues. Operating expenses, expressed as a percentage of hotel operating revenues, increased to 51.8% in the second quarter of 1997 from 51.0% in the second quarter of 1996, thus decreasing the gross profit margin on all hotels to 48.2% in the second quarter of 1997 from 49.0% in the same period of 1996. This decrease was due primarily to (i) a decrease in operating profit margins on the 33 hotels opened prior to 1996 to 48.0% in the second quarter of 1997 from 50.0% in the second quarter of 1996, offset in part by (ii) an increase in operating profit margins for the 13 hotels opened since 1995 to 48.8% in the second quarter of 1997 from 39.6% in the second quarter of 1996. Eleven of the 13 new hotels are Sumner Suites which command significantly higher room rates and generally operate at higher gross operating profit margins as compared with Shoney's Inns. Operating expenses from hotel operations for the first two quarters of 1997 increased 34.1% to $20.8 million in the first two quarters of 1997 from $15.5 million in the first two quarters of 1996, due to the 38.7% increase in hotel operating revenues. Operating expenses from hotel operations, expressed as a percentage of hotel operating revenues, decreased to 53.2% in the first two quarters of 1997 from 55.0% in the same period of 1996, thus increasing the gross profit margin on all hotels to 46.8% in the first two quarters of 1997 from 45.0% in the same period of 1996. The gross profit margin on same hotels for the first two quarters of 1997 increased to 46.2% from 45.3% for the same two quarters in 1996. The new hotels (primarily Sumner Suites) have experienced higher profit margins than the same hotels and have generated a 48.3% profit margin in the first two quarters of 1997.

     There were no costs and expenses of construction and development in the first two quarters of 1997 compared with a negligible amount in the second quarter of 1996 and $691,000 in the first two quarters of 1996. There were no outside construction contracts in the first two fiscal quarters of 1997 compared with one during the comparable period in 1996.

     Franchising operating expenses for the second quarter of 1997 decreased by 41.3% to $465,000 from $792,000 for the second quarter of 1997. Franchising operating expenses for the first two quarters of 1997 decreased to $1.1 million from $1.8 million in the same period last year. The primary reason for these decreases was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's. The reduction in this royalty fee expense was $282,000 in the second quarter of 1997 and $584,000 in the first two quarters of 1997.

     General and administrative expense for the second quarter of 1997 decreased by 13.5% to $465,000 from $537,000 in the second quarter of 1996. General and administrative expense for the first two quarters of 1997 decreased 28.4% to $1.1 million from $1.5 million in the same period of 1996. These decreases were due primarily to reduced professional fees and increased capitalization of general and administrative expenses.

     Depreciation and amortization expense in the second quarter of 1997 increased by 53.2% to $2.7 million from $1.7 million in the second quarter of 1996. Thirteen hotels were opened during 1996 and the first two fiscal quarters of 1997. These additional hotels resulted in $842,000 in depreciation and amortization expense in the second quarter of 1997 as compared with $90,000 in the same period of 1996. For the first two quarters of 1997, depreciation and amortization expense increased 54.7% to $5.9 million from $3.8 million for the same period last year. Increased depreciation and amortization on hotels opened during 1996 and the first two fiscal quarters of 1997 was $1.7 million, while depreciation and amortization due to renovations and other additions to same hotels and to other assets increased by $344,000 over the first two quarters of 1996.

     Interest expense for the second quarter of 1997 increased $2.1 million and interest income increased $101,000, as compared with the second quarter of 1996, resulting in an increase in net interest expense of $2.0 million. For the first two quarters of 1997, interest expense increased $4.3 million and interest income decreased $177,000, resulting in an increase in net interest expense of $4.5 million. The increase in interest expense resulted primarily from the additional borrowings incurred for the 12 hotels opened in 1996 and the one hotel opened in January 1997.

     Other income for the second quarter of 1997 increased to $1.3 million from $258,000 in the second quarter of 1996. Other income for the first two quarters of 1997 increased to $1.7 million compared with $434,000 in the first two quarters of 1996. These increases were due to a gain of $1.2 million on the sale of excess land in the second quarter of 1997. Minority interest in earnings and losses of consolidated subsidiaries and partnerships decreased $37,000 for the second quarter of 1997 compared with the same period in 1996, and $15,000 for the first two quarters of 1997, compared with the same period in 1996, due to less profitable consolidated entities which include minority ownership.

     The lower effective income tax rate (33.3% for the first two quarters of 1997 versus 37.0% for the comparable period last year) is due to a reduction in applicable state tax rates.

Liquidity and Capital Resources

         Net cash provided from operations was $4.2 million in the first two fiscal quarters of 1997, $15.8 million in fiscal 1996, $31.6 million in fiscal 1995, and $5.8 million in fiscal 1994. Fiscal 1995 was an unusual year due to the AmeriSuites Transaction discussed in the Company's Form 10-K relating to fiscal 1996.

         The Company currently has a $75.0 million unsecured three-year revolving credit facility with a group of five banks, which became effective April 30, 1997. The interest rate on this credit facility through the third fiscal quarter of 1997 is at the lenders' prime rate plus 0.25%, or two hundred basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based upon the ratio of senior debt to EBITDA, as defined in the credit facility, (the "Senior Leverage Ratio") and ranges from prime rate to prime rate plus 0.50%, or one hundred seventy five to two hundred fifty basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. The weighted average rate on this facility at July 13, 1997 was 7.74%. The Company pays commitment fees on the unused portion of the facility ranging from 0.20% to 0.50% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, interest coverage and the Senior Leverage Ratio. As of July 13, 1997, the Company had $42.3 million outstanding under this credit facility. In November of 1996 the Company issued $33.2 million in 9 3/4% Senior Subordinated Notes, due 2006, Series A in the first series of notes issued under a $125 million shelf registration. The Company intends to file a prospectus supplement relating to the issuance of $30.0 million of Senior Subordinated Notes, due 2007, Series B ("Series B Notes") under the Company's shelf registration. The Company expects to use the net proceeds of the offering of the Series B Notes to reduce the outstanding balance under this credit facility. The Company also has a $1.5 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of July 13, 1997, no borrowings were outstanding on this facility.

         The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $28.6 million in the first two fiscal quarters of 1997, $86.6 million in 1996 and $56.2 million in 1995.

         The Company opened two Shoney's Inns and ten Sumner Suites hotels in 1996 and three Sumner Suites hotels thus far in 1997. Additionally, renovations of several existing properties were completed in 1996 and in first two quarters of 1997, and several others are scheduled for completion in fiscal 1997. Furthermore, the Company's new corporate headquarters building is substantially complete. The Company has six Summer Suites hotels scheduled to open by the end of the first fiscal quarter of 1998, one of which is under construction. In addition, the Company has another two sites under contract for purchase. The Company expects that approximately $85.0 million in additional capital funds will be necessary through second quarter 1998 to fulfill these plans.

         The Company has principal payments totaling approximately $4.0 million due under existing debt instruments through second fiscal quarter 1998. The Company believes that a combination of net proceeds from the offering of Series B Notes, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from the sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          There have been no material developments during the quarter.

Item 2.   Changes in Securities

          Not applicable

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Shareholders held on May 30, 1997, 8,233,985 shares were outstanding and eligible to vote. The Shareholders considered and voted to reelect the following director:

          Name of Nominee                          Vote Cast
          ---------------                          ---------

                                          For                    Withheld
                                          ---                    --------
          Leon Moore                   6,396,280                 131,782


          The Shareholders also considered and voted for an amendment to the 1991 Stock Option Plan to delete the requirement that members of the committee administering the plan be "disinterested" as defined by former SEC Rule 16b-3 and to reduce the number of required members of such committee from three (3) to two (2). The majority of the shares voted at the meeting were cast in favor of the proposed amendment to the Company's 1991 Stock Option Plan.


Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          6 (a)  Exhibits -

                   3.1 Amendment to Charter filed July 1, 1997 creating Series A Subordinated Preferred Stock(1)

                   4.1 Second Amendment to Registration Rights Agreement between the Company and Richard L. Johnson dated as of June 20, 1997

                   4.2    Second Amendment to the Company's 1991 Stock Option
                          Plan(2)

                  10.1 Second Amendment to Amended and Restated Stock Option Agreement dated as of June 20, 1997, between Leon Moore and Richard L. Johnson.

                  10.2 Credit Agreement dated as of April 30, 1997 by and among the Company and certain subsidiaries of the Company, as Borrowers, and the Lenders referred to therein, First Union National Bank of Tennessee, as Administrative Agent, and NationsBank of Tennessee, as Co-Agent

                  10.3 Joinder Agreement No. 1 to the Credit Agreement, dated as of June 11, 1997.

                  10.4 Rights Agreement between the Company and SunTrust Atlanta, as Rights Agent, dated as of June 27, 1997(1)

                    11    Statement Re:  Computation of per share earnings

                    27    Financial Data Schedule

    ----------
    (1) Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 3, 1997.

    (2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on June 24, 1997.


          6 (b)  Reports on Form 8-K

                    A Form 8-K was filed on July 3, 1997, relating to the Rights Agreement between the Company and SunTrust Atlanta, as Rights Agent, dated as of June 27, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ShoLodge, Inc.



Date:  August 25, 1997         /S/  Leon Moore
                               ---------------------------------------------
                               Leon Moore
                               President, Chairman of the Board
                               and Director (Chief Executive Officer)


Date:  August 25, 1997         /S/  Bob Marlowe
                               ---------------------------------------------
                               Bob Marlowe
                               Secretary, Treasurer and Director
                               (Chief Accounting Officer)



Date:  August 25, 1997         /S/  Michael A. Corbett
                               ---------------------------------------------
                               Michael A. Corbett
                               Chief Financial Officer