Form 10-Q
period 1997-10-05
SHOLODGE INC
filed 1997-11-19
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

    For the Third Quarter Ended October 5, 1997 Commission File No. 0-19840

                 ----------------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                 ----------------------------------------------

                  TENNESSEE                                     62-1015641
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

130 MAPLE DRIVE, HENDERSONVILLE, TENNESSEE                         37075
(address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (615) 452-7200

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
   Yes  X     No
       ----       ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

      As of November 14, 1997, there were 8,255,293 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                             OCTOBER 5,    DECEMBER 29,
                                                               1997          1996 (1)
                                    ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                              $  4,726,457    $  4,259,768
   Accounts receivable                                       4,291,905       2,676,083
   Construction contracts                                      179,960         259,785
   Prepaid expenses                                          1,383,079         471,823
   Other current assets                                      1,061,645         559,982

                                                          ----------------------------
               Total current assets                         11,643,046       8,227,441

DIRECT FINANCING LEASES, less current portion                  446,872         611,492

PROPERTY AND EQUIPMENT                                     302,277,766     262,264,264
   Less accumulated depreciation and amortization          -41,464,036     -33,888,495
                                                          ----------------------------
                                                           260,813,730     228,375,769

DEFERRED CHARGES                                            11,137,685       9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                     8,814,067       8,255,810

SECURITIES AVAILABLE FOR SALE                                  228,399         212,062

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                     3,021,601       3,136,965

OTHER                                                        5,537,991       4,990,095
                                                          ----------------------------


   TOTAL ASSETS                                           $301,643,391    $263,709,178
                                                          ============================






(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)



                                                                   OCTOBER 5,      DECEMBER 29,
                                                                       1997          1996 (1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                         $  8,442,472     $ 12,045,715
   Taxes other than on income                                       1,580,558          984,855
   Income taxes payable                                             1,303,143        1,116,972
   Current portion of long-term debt
      and capitalized lease obligations                             4,179,541       15,824,914
                                                                 -----------------------------

               Total current liabilities                           15,505,714       29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                  41,136,280       40,104,802

OTHER LONG-TERM DEBT                                              139,674,636       97,227,576

CAPITALIZED LEASE OBLIGATIONS                                       1,069,065        1,462,044

DEFERRED INCOME TAXES                                               4,702,144        4,702,144

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                         647,777          504,028

                                                                 -----------------------------
   TOTAL LIABILITIES                                              202,735,616      173,973,050
                                                                 -----------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized,
        no shares issued and outstanding)                             -                -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,253,626 shares issued and outstanding
      as of October 5, 1997 and 8,233,318 shares issued
      and outstanding as of December 29, 1996)                          1,000            1,000
  Additional paid-in capital                                       42,413,175       42,212,042
  Retained earnings                                                56,423,725       47,463,347
  Unrealized gain on securities available for sale (net of tax)        69,875           59,739
                                                                 -----------------------------
      TOTAL SHAREHOLDERS' EQUITY                                   98,907,775       89,736,128
                                                                 -----------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $301,643,391     $263,709,178
                                                                 =============================





(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996


                                                         12 WEEKS ENDED                  40 WEEKS ENDED
                                                    OCTOBER 5,     OCTOBER 6,       OCTOBER 5,    OCTOBER 6,
                                                       1997           1996            1997          1996
                                                   ---------------------------------------------------------
REVENUES:
   Hotel                                            $18,060,165   $16,171,522      $57,208,777  $44,392,537
   Construction and development                               0        14,684                0      529,157
   Construction and development - other                       0       575,000                0      775,000
   Franchising                                          691,306     1,060,099        2,580,851    3,166,037
   Management                                            26,165        39,319           98,703      154,855

                                                    -------------------------------------------------------
           Total operating revenues                  18,777,636    17,860,624       59,888,331   49,017,586

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                           9,553,734     8,342,687       30,373,118   23,867,466
      Construction and development                            0       409,374                0    1,100,105
      Franchising                                       376,803       872,974        1,480,138    2,648,621

                                                    -------------------------------------------------------
           Total operating expenses                   9,930,537     9,625,035       31,853,256   27,616,192
                                                    -------------------------------------------------------

             Gross operating profit                   8,847,099     8,235,589       28,035,075   21,401,394

   General and administrative                           521,094       492,053        1,589,295    1,983,557
   Depreciation and amortization                      2,524,134     2,099,047        8,432,728    5,919,472

                                                    -------------------------------------------------------
             Net operating profit (before
               interest and taxes)                    5,801,871     5,644,489       18,013,052   13,498,365

OTHER INCOME AND EXPENSES:
   Interest expense                                   2,366,916     1,306,555        7,584,999    2,211,629
   Interest income                                      241,404       337,806          906,695    1,180,352
                                                    -------------------------------------------------------
      Net interest expense                            2,125,512       968,749        6,678,304    1,031,277
   Other income                                         525,925       316,348        2,185,530      750,189

                                                    -------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND
  MINORITY INTERESTS                                  4,202,284     4,992,088       13,520,278   13,217,277

INCOME TAXES                                          1,180,000     1,807,000        4,215,000    4,769,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                          130,856       143,761          344,900      373,027


                                                    -------------------------------------------------------
NET EARNINGS                                        $ 2,891,428   $ 3,041,327      $ 8,960,378  $ 8,075,250
                                                    =======================================================

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
        Primary                                           $0.34         $0.36            $1.07        $0.96
        Fully Diluted                                     $0.33         $0.34            $1.02        $0.93

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                       8,476,605     8,470,358        8,389,769    8,451,077
        Fully Diluted                                10,869,886    10,786,960       10,840,750   10,767,679
                                                    -------------------------------------------------------

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996
                                   (UNAUDITED)


                                                                           40 WEEKS ENDED
                                                                     OCTOBER 5,      OCTOBER 6,
                                                                        1997          1996
                                                                    ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                     $ 8,960,378    $ 8,075,250
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY OPERATING ACTIVITIES:
             DEPRECIATION AND AMORTIZATION                            8,432,728      5,919,472
             INCREASE  IN MINORITY INTEREST IN EQUITY
                  OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS         344,900        373,027
             GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                    0       -294,839
             GAIN ON SALE OF PROPERTY & EQUIPMENT                    -1,190,687              0
             ACCRETION OF DISCOUNT  ON SECURITIES
               HELD TO MATURITY                                        -558,257       -490,599
   CHANGES IN ASSETS AND LIABILITIES:
             (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE              -1,535,997        356,680
             (INCREASE)  IN PREPAID EXPENSES                           -911,256       -618,854
             (INCREASE) DECREASE  IN OTHER ASSETS                    -1,251,578     -1,260,471
             (DECREASE) INCREASE IN ACCOUNTS PAYABLE
                AND ACCRUED EXPENSES                                 -3,603,243      5,618,073
             INCREASE IN INCOME AND OTHER TAXES                         781,874      2,438,444
----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                       9,468,862     20,116,183

CASH FLOWS FROM INVESTING ACTIVITIES:
   REPAYMENT FROM  (ADVANCES TO) RELATED PARTIES--NET                         0     42,418,759
   CAPITAL EXPENDITURES                                             -40,566,179    -67,926,532
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                         1,743,364              0
----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           -38,822,815    -25,507,773

CASH FLOWS FROM FINANCING ACTIVITIES:
  (INCREASE) DECREASE  IN DEFERRED CHARGES                           -1,784,146         33,682
   PROCEEDS FROM DIRECT FINANCING LEASES                                164,620         45,172
   PROCEEDS FROM LONG-TERM DEBT                                      73,577,000     63,552,371
   PAYMENTS ON LONG-TERM DEBT                                       -41,743,835    -57,446,166
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                           -392,979       -439,871
   DISTRIBUTIONS TO MINORITY INTERESTS                                 -201,151       -452,471
   SALE OF SECURITIES AVAILABLE FOR SALE                                      0        847,120
   EXERCISE OF STOCK OPTIONS                                            201,133         40,455
----------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                      29,820,642      6,180,292
----------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   $466,689       $788,702
==============================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     $ 4,259,768    $ 2,444,990
==============================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                            $4,726,457     $3,233,692
==============================================================================================


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        A. The consolidated financial statements have been prepared by the Company without audit.

                In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996 and the Company's Quarterly Report on Form 10-Q for the forty weeks ended October 5, 1997.

                There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 29, 1996.

                The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

                The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended October 5, 1997 and October 6, 1996 are not necessarily indicative of the operating results for the entire year.

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

ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 5, 1997 and October 6, 1996.

         Total revenues for the fiscal quarter ended October 5, 1997 increased 5.1% to $18.8 million from $17.9 million for the same period in 1996. For the three fiscal quarters ended October 5, 1997, total revenues increased 22.2% to $59.9 million from $49.0 million for the same period in 1996.

         Revenues from hotel operations in the third fiscal quarter 1997 increased 11.7% to $18.1 million from $16.2 million for the same period in 1996. For the 40 hotels opened for all of both quarterly periods (same hotels), average daily room rates in the third fiscal quarter of 1997 decreased 1.4% to $56.13 from $56.93 in the third quarter of 1996 and average occupancy rates decreased to 62.5% from 63.7%, resulting in a decrease in same hotel revenues of 5.6%. The eight hotels opened after the second quarter of 1996 contributed $6.1 million to hotel revenues in the third quarter of 1997 compared to $3.5 million for the same period in fiscal 1996. Revenues from hotel operations in the first three quarters of 1997 increased 28.9% to $57.2 million from $44.4 million for the same period in 1996. For the 33 same hotels, average daily room rates in the first three quarters of 1997 increased 1.9% to $53.95 from $52.97 in the first three quarters of 1996 and average occupancy rates decreased to 61.0% from 63.5%, resulting in a net decrease in same hotel revenues of 0.8%. The 15 hotels opened during 1996 and the first three quarters of 1997 contributed $18.3 million to hotel revenues in the first three quarters of 1997 compared to $5.1 million for the same period in fiscal 1996.

         There were no revenues from regular construction and development activities for the third fiscal quarter of 1997 compared with a negligible amount for the same period in 1996. There were no revenues from regular construction and development activities for the first three quarters of 1997 compared to $529,000 in the same period last year. Revenues from construction and development can vary widely from quarter to quarter depending upon the volume of outside contract work and the timing of those projects. No outside construction projects were in progress during the first three quarters of 1997 compared with the final portion of only one project during the comparable period in 1996. No outside construction contracts are currently in progress.

         There were no revenues from "Construction and development - other" in the first three quarters of 1997 compared with $775,000 in the first three quarters of 1996, which represents a portion of profits not previously recognized on installment sales. No revenues from this source are expected to be generated in the future.

         Franchise revenues in the third quarter of 1997 decreased 34.8% to $691,000 from $1.1 million for the comparable period last year. This decrease was due primarily to the cancellation of reservation services by two hotel chains in the first quarter of 1997. Franchise revenues in the first three quarters of 1997 decreased 18.5% to $2.6 million from $3.2 million for the comparable period last year. This decrease was due primarily to the cancellation of reservation service contracts by two hotel chains in the first quarter of 1997 and to a decrease of $110,000 in initial franchise fee revenues. Initial franchise fees may vary widely from quarter to quarter.

         Management contract revenues for the third fiscal quarter of 1997 decreased 33.5% to $26,000 from $39,000 for the same period of 1996. Management contract revenues for the first three quarters of 1997 decreased 36.3% to $99,000 from $155,000 for the same period last year. These decreases were due to the cancellation of one management contract on one hotel in the third quarter of 1996.

         Operating expenses from hotel operations for the third fiscal quarter of 1997 increased 14.5% to $9.6 million from $8.3 million in the third quarter of 1996, due to the 11.7% increase in hotel operating revenues. Operating expenses from hotel operations, expressed as a percentage of hotel operating revenues, increased to 52.9% in the third quarter of 1997 from 51.6% in the third quarter of 1996, thus decreasing the gross profit margin on all hotels to 47.1% in the third quarter of 1997 from 48.4% in the same period of 1996. This decrease was due primarily to (i) a decrease in operating profit margins on the 33 hotels opened prior to 1996 to 43.9% in the third quarter of 1997 from 46.6% in the third quarter of 1996, and by (ii) a decrease in operating profit margins for the 15 hotels opened since 1995 to 53.4% in the third quarter of 1997 from 55.2% in the third quarter of 1996. Thirteen of the 15 new hotels are Sumner Suites which command significantly higher room rates and generally operate at higher gross operating profit margins as compared with Shoney's Inns. Operating expenses from hotel operations for the first three quarters of 1997 increased 27.3% to $30.4 million in the first three quarters of 1997 from $23.9 million in the first three quarters of 1996, due to the 28.9% increase in hotel operating revenues. Operating expenses from hotel operations, expressed as a percentage of hotel operating revenues, decreased to 53.1% in the first three quarters of 1997 from 53.8% in the same period of 1996, thus increasing the gross profit margin on all hotels to 46.9% in the first three quarters of 1997 from 46.2% in the same period of 1996. The gross profit margin on same hotels for the first three quarters of 1997 decreased to 45.5% from 45.7% for the same three quarters in 1996. The new hotels (primarily Sumner Suites) have experienced higher profit margins than the same hotels and have generated a 50.0% profit margin in the first three quarters of both 1997 and 1996.

         There were no costs and expenses of construction and development in the first three quarters of 1997 compared with $409,000 in the third quarter of 1996 and $1.1 million in the first three quarters of 1996. There were no outside construction contracts in the first three fiscal quarters of 1997 compared with one during the comparable period in 1996.

         Franchising operating expenses for the third quarter of 1997 decreased by 56.8% to $377,000 from $873,000 for the third quarter of 1996. Franchising operating expenses for the first three quarters of 1997 decreased to $1.5 million from $2.6 million in the same period last year. The primary reason for these decreases was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's, Inc. The reduction in this royalty fee expense was $273,000 in the third quarter of 1997 and $858,000 in the first three quarters of 1997.

         General and administrative expense for the third quarter of 1997 increased by 5.9% to $521,000 from $492,000 in the third quarter of 1996. General and administrative expense for the first three quarters of 1997 decreased 19.9% to $1.6 million from $2.0 million in the same period of 1996. These decreases were due primarily to reduced professional fees and increased capitalization of general and administrative expenses.

         Depreciation and amortization expense in the third quarter of 1997 increased by 20.3% to $2.5 million from $2.1 million in the third quarter of 1996. For the first three quarters of 1997, depreciation and amortization expense increased 42.5% to $8.4 million from $5.9 million for the same period last year. These increases were due primarily to the 15 hotels opened during fiscal 1996 and first three quarters of 1997.

         Interest expense for the third quarter of 1997 increased $1.1 million and interest income decreased $96,000, as compared with the third quarter of 1996, resulting in an increase in net interest expense of $1.2 million. For the first three quarters of 1997, interest expense increased $5.4 million and interest income decreased $274,000, resulting in an increase in net interest expense of $5.6 million. The increase in interest expense resulted primarily from the additional borrowings incurred for the 12 hotels opened in 1996 and the three hotels opened in the first three quarters of 1997.

         Other income for the third quarter of 1997 increased to $526,000 from $316,000 in the third quarter of 1996. Other income for the first three quarters of 1997 increased to $2.2 million compared with $750,000 in the first three quarters of 1996. These increases were due to a gain of $1.5 million on the sale of excess land in the first three quarters of 1997. Minority interest in earnings and losses of consolidated subsidiaries and partnerships decreased $13,000 for the third quarter of 1997 compared with the same period in 1996, and $28,000 for the first three quarters of 1997, compared with the same period in 1996, due to less profitable consolidated entities which include minority ownership.

         The lower effective income tax rate (32.0% for the first three quarters of 1997 versus 37.1% for the comparable period last year) is due to a reduction in applicable state tax rates.

Liquidity and Capital Resources

         The Company's primary sources of cash in the first three quarters of 1997 were (1) net cash flows from operating activities of $9.5 million, (2) net proceeds of approximately $33.6 million from the issuance of 9.55% Senior Subordinated Notes due 2007, (3) proceeds of approximately $4.0 million from the financing of furniture, fixtures and equipment, and (4) net proceeds of approximately $1.7 million from the sale of excess land. The primary sources of cash in the first three quarters of 1996 were (1) net cash flows from operating activities of $20.1 million, (2) the collection of a note receivable of $44.1 million from Suites of America, Inc. (see discussion of AmeriSuites Transaction in 1996 Form 10-K), and (3) proceeds of approximately $5.6 million from the financing of furniture, fixtures and equipment.

         The Company currently has a $75.0 million unsecured three-year revolving credit facility with a group of five banks, which became effective April 30, 1997. The interest rate on this credit facility through the third fiscal quarter of 1997 is at the lenders' prime rate plus 0.25%, or two hundred basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDA, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from prime rate to prime rate plus 0.50% over 175 to 250 basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. The weighted average rate on this facility at October 5, 1997 was 8.00%. The Company pays commitment fees on the unused portion of the facility ranging from 0.20% to 0.50% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, interest coverage and the Senior Leverage Ratio. As of October 5, 1997, the Company had $14.5 million outstanding under this credit facility. In November of 1996 the Company issued $33.2 million in 9.75% Senior Subordinated Notes, due 2006, Series A in the first series of notes issued under a $125 million shelf registration. In September of 1997 the Company issued $35.0 million of 9.55% Senior Subordinated Notes, due 2007, Series B ("Series B Notes") under the Company's shelf registration. The Company also has a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of October 5, 1997, the Company had $977,000 outstanding under this credit facility.

         The Company has announced its intention to sell and leaseback 14 Sumner Suites hotels for a total price of $140.0 million. The transaction is expected to close in November 1997. The Company expects to use the net proceeds to pay off its bank credit facilities and approximately $10.5 million of furniture, fixtures, and equipment loans on the hotels being sold and leased back. The balance of net proceeds will be invested in short-term securities until needed to fund capital expenditures. The holders of the Company's Credit Facility have consented to the sale/leaseback transaction provided that any outstanding balance under the Credit Facility is paid off and no new balance is drawn under the Credit Facility prior to amendment of the terms of the Credit
Facility which must occur by December 15, 1997.

         The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $40.6 million in the first three fiscal quarters of 1997, and $67.9 million in the first three fiscal quarters of 1996.

         The Company opened two Shoney's Inns and ten Sumner Suites hotels in 1996 and three Sumner Suites hotels thus far in 1997. Additionally, renovations of several existing properties were completed in 1996 and in first three quarters of 1997, and several others are scheduled for completion in fiscal 1997 and first half of fiscal 1998. Futhermore, the Company's new corporate headquarters building is substantially complete. The Company has six Sumner Suites hotels scheduled to open by the end of the first fiscal quarter of 1998, all of which are under construction. In addition, the Company has another ten Sumner Suites hotels in various stages of development also scheduled to open in 1998. The Company expects that approximately $90.0 million in additional capital funds will be necessary through third quarter 1998 to fulfill these plans.

         The Company has principal payments totaling approximately $4.2 million due under existing debt instruments through third fiscal quarter 1998. The Company believes that a combination of net proceeds from the sale/leaseback transaction, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from sale of excess land and available furniture, fixtures and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

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

              Not applicable

 Item 6.      Exhibits and Reports on Form 8-K

              6 (a)  Exhibits -

                         11    Statement Re:  Computation of per share earnings

                         27    Financial Data Schedule

              6 (b)  Reports on Form 8-K

                       A Form 8-K was filed on September 25, 1997,
              relating to the closing of its public offering of $35,000,000 of 9.55% Senior Subordinated Notes, due
              2007, Series B.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ShoLodge, Inc.



Date:  November 17, 1997                S/  Leon Moore
                                        --------------
                                        Leon Moore
                                        President, Chairman of the Board
                                        and Director (Chief Executive Officer)


Date:  November 17, 1997                S/  Bob Marlowe
                                        ---------------
                                        Bob Marlowe
                                        Secretary, Treasurer and Director
                                        (Chief Accounting Officer)



Date:  November 17, 1997                S/  Michael A. Corbett
                                        ----------------------
                                        Michael A. Corbett
                                        Chief Financial Officer