Form 10-Q/A
period 1997-04-20
SHOLODGE INC
filed 1998-03-30
CIK 881924

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

   For the First Quarter Ended April 20, 1997      Commission File No. 0-19840

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

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                         APRIL 20,       DECEMBER 29,
                                                            1997           1996 (1)
                                                       (AS RESTATED)
                                                       (SEE NOTE C)
                      ASSETS

CURRENT ASSETS:
   CASH AND CASH EQUIVALENTS                           $  4,736,479      $  4,259,768
   ACCOUNTS RECEIVABLE - NET                              3,560,586         2,676,083
   CONSTRUCTION CONTRACTS                                   197,343           259,785
   PREPAID EXPENSES                                       1,103,504           471,823
   OTHER CURRENT ASSETS                                     517,848           559,982

                                                       ------------      ------------
                TOTAL CURRENT ASSETS                     10,115,760         8,227,441

DIRECT FINANCING LEASES, LESS CURRENT PORTION               468,370           611,492

PROPERTY AND EQUIPMENT                                  278,466,358       262,264,264
   LESS ACCUMULATED DEPRECIATION AND AMORTIZATION       -36,838,064       -33,888,495
                                                       ------------      ------------
                                                        241,628,294       228,375,769

DEFERRED CHARGES                                          9,970,611         9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                  8,468,479         8,255,810

SECURITIES AVAILABLE FOR SALE                               212,062           212,062

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                  3,090,819         3,136,965

OTHER                                                     3,257,844         4,990,095
                                                       ------------      ------------

   TOTAL ASSETS                                        $277,212,239      $263,709,178
                                                       ============      ============



(1) DERIVED FROM FISCAL YEAR ENDED DECEMBER 29, 1996 AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                       APRIL 20,       DECEMBER 29,
                                                                         1997            1996 (1)
                                                                     (AS RESTATED)
                                                                     (SEE NOTE C)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $  9,438,524      $ 12,045,715
   TAXES OTHER THAN ON INCOME                                           1,259,017           984,855
   INCOME TAXES PAYABLE                                                         0         1,116,972
   CURRENT PORTION OF LONG-TERM DEBT
      AND CAPITALIZED LEASE OBLIGATIONS .                               3,725,013        15,824,914
                                                                     ------------      ------------
                TOTAL CURRENT LIABILITIES                              14,422,554        29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                      39,370,946        40,104,802

OTHER LONG-TERM DEBT                                                  127,216,597        97,227,576

CAPITALIZED LEASE OBLIGATIONS                                           1,295,379         1,462,044

DEFERRED INCOME TAXES                                                   3,656,144         4,702,144

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             633,858           504,028
                                                                     ------------      ------------
   TOTAL LIABILITIES                                                  186,595,478       173,973,050
                                                                     ------------      ------------

SHAREHOLDERS' EQUITY:
   SERIES A REDEEMABLE NONPARTICIPATING STOCK
      (NO PAR VALUE; 1,000 SHARES AUTHORIZED, NONE
        ISSUED AND OUTSTANDING)                                                --                --
   COMMON STOCK (NO PAR VALUE; 20,000,000 SHARES
      AUTHORIZED, 8,233,985 SHARES ISSUED AND OUTSTANDING
      AS OF APRIL 20, 1997 AND 8,233,318 SHARES ISSUED
      AND OUTSTANDING AS OF DECEMBER 29, 1996)                              1,000             1,000
  ADDITIONAL PAID-IN CAPITAL                                           42,217,646        42,212,042
  RETAINED EARNINGS                                                    48,338,376        47,463,347
  UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE (NET OF TAX)            59,739            59,739
                                                                     ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY                                       90,616,761        89,736,128
                                                                     ------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $277,212,239      $263,709,178
                                                                     ============      ============




(1) DERIVED FROM FISCAL YEAR ENDED DECEMBER 29, 1996 AUDITED FINANCIAL STATEMENTS. SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1996



                                                                              16 WEEKS ENDED
                                                                        APRIL 20,         APRIL 21,
                                                                          1997               1996
                                                                     (AS RESTATED)
                                                                     (SEE NOTE C)
                                                                   -----------------------------------
REVENUES:
   HOTEL                                                               $ 20,694,148       $14,080,821
   CONSTRUCTION AND DEVELOPMENT                                                  --           514,234
   CONSTRUCTION AND DEVELOPMENT - OTHER                                          --           200,000
   FRANCHISING                                                            1,181,884         1,064,992
   MANAGEMENT                                                                37,355            48,908
                                                                       ------------       -----------
             TOTAL OPERATING REVENUES                                    21,913,387        15,908,955

COSTS AND EXPENSES:
   OPERATING EXPENSES:
      HOTEL                                                              11,676,097         8,307,842
      CONSTRUCTION AND DEVELOPMENT                                          170,869           690,499
      FRANCHISING                                               .           711,579           984,093
                                                                       ------------       -----------
             TOTAL OPERATING EXPENSES                                    12,558,545         9,982,434
                                                                       ------------       -----------

                GROSS OPERATING PROFIT                                    9,354,842         5,926,521

   GENERAL AND ADMINISTRATIVE                                               757,645           954,238
   DEPRECIATION AND AMORTIZATION                                          2,929,057         2,084,212
                                                                       ------------       -----------
                NET OPERATING PROFIT (BEFORE INTEREST AND  TAXES)         5,668,140         2,888,071

OTHER INCOME AND EXPENSES:
   INTEREST EXPENSE                                                       2,866,225           481,046
   INTEREST INCOME                                                          353,856           631,808
                                                                       ------------       -----------
      NET INTEREST EXPENSE (INCOME)                                       2,512,369          -150,762
   OTHER INCOME                                                             223,202           175,981
                                                                       ------------       -----------

EARNINGS BEFORE INCOME TAXES MINORITY INTERESTS
   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                             3,378,973         3,214,814

INCOME TAXES                                                              1,210,000         1,185,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                              129,830            35,373
                                                                       ------------       -----------
EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                    2,039,143         1,994,441

CUMULATIVE EFFECT OF CHANGE IN AN ACCOUNTING
   PRINCIPLE - NET OF $691,000 OF RELATED TAX EFFECT                     (1,164,114)

                                                                       ============       ===========
NET EARNINGS                                                           $    875,029       $ 1,994,441
                                                                       ============       ===========

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
             EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE    $       0.24       $      0.24
             CUMULATIVE EFFECT OF ACCOUNTING CHANGE                                       $     (0.14)
             NET EARNINGS                                              $       0.10       $      0.24

        PRO FORMA:
             NET EARNINGS ASSUMING ACCOUNTING CHANGE IS
             APPLIED RETROACTIVELY                                     $  2,039,143       $ 1,762,922
                   EARNINGS PER SHARE                                  $       0.24       $      0.21

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        PRIMARY AND FULLY DILUTED                                         8,354,236         8,396,361
                                                                       ------------       -----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 20, 1997 AND APRIL 21, 1996
                                   (UNAUDITED)

                                                                              16 WEEKS ENDED
                                                                         APRIL 20,       APRIL 21,
                                                                           1997            1996
                                                                      (AS RESTATED)
                                                                      (SEE NOTE C)
                                                                      ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE              $ 2,039,143      $ 1,994,441
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
               DEPRECIATION AND AMORTIZATION                             2,929,057        2,084,212
               DECREASE IN DEFERRED INCOME TAXES                          -355,000                0
                INCREASE IN MINORITY INTEREST IN EQUITY
                    OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS          129,830           35,373
               ACCRETION OF DISCOUNT  ON SECURITIES
                 HELD TO MATURITY                                         -212,669         -196,240
   CHANGES IN ASSETS AND LIABILITIES:
               (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                 -822,061          586,380
               INCREASE  IN PREPAID EXPENSES                              -631,681         -282,735
               DECREASE  IN OTHER ASSETS                                    73,361        1,437,285
               (DECREASE) INCREASE IN ACCOUNTS PAYABLE
                  AND ACCRUED EXPENSES                                  -2,607,191        3,632,388
               (DECREASE) INCREASE IN INCOME AND OTHER TAXES              -842,810          173,701
---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 -300,021        9,464,805

CASH FLOWS FROM INVESTING ACTIVITIES:
   REPAYMENT FROM  RELATED PARTIES--NET                                          0       42,418,759
   SALE OF SECURITIES AVAILABLE FOR SALE                                         0          847,120
   CAPITAL EXPENDITURES                                                -16,202,094      -32,993,424
---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              -16,202,094       10,272,455

CASH FLOWS FROM FINANCING ACTIVITIES:
  INCREASE IN DEFERRED CHARGES                                            -158,499         -332,346
   PROCEEDS FROM DIRECT FINANCING LEASES                                   143,122           18,069
   PROCEEDS FROM LONG-TERM DEBT                                         17,900,000       20,182,371
   PAYMENTS ON LONG-TERM DEBT                                             -744,736      -36,646,744
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                              -166,665         -226,884
    DISTRIBUTIONS TO MINORITY INTERESTS                                          0         -174,978
   EXERCISE OF STOCK OPTIONS                                                 5,604           25,192
---------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               16,978,826      -17,155,320
---------------------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                              $   476,711      $ 2,581,940
===================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        $ 4,259,768      $ 2,444,990
===================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 4,736,479      $ 5,026,930
===================================================================================================




      See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         A.       BASIS OF PRESENTATION

                  The consolidated financial statements have been prepared by the Company without audit. In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 29, 1996.

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

         B.       ACCOUNTING CHANGE

                  In the fourth quarter of fiscal 1997, the Company changed its method of accounting for pre-opening costs, effective December 30, 1996, whereby pre-opening costs are expensed as incurred rather than the previous method of capitalizing such costs and amortizing them over a three-year period. The Company believes the new method is preferable in the circumstances and conforms to the predominant practice in the industry.

                  The cumulative effect of the change for periods prior to fiscal 1997, net of income tax effect, is a reduction in net earnings of $1,164,000 or $0.14 per share and was recognized in the first quarter of 1997. The pro forma effect on the first quarter of 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $521,000 and to reduce depreciation and amortization expense by $152,000, resulting in a reduction of earnings before income taxes of $369,000 ($231,000 after income taxes) to $1,763,000, or $0.21 per share for the first quarter of 1996, from $1,994,000 or $0.24 per share as previously reported.

         C.       RESTATEMENT

                  Subsequent to the issuance of the consolidated financial statements for the first three quarters of fiscal 1997, the Company's management determined that certain transactions, primarily relating to the capitalization of various expenses, the timing of recognition of profits on the sales of real estate, and the recording of depreciation and amortization, bad debts and income tax expense, were improperly recorded in the consolidated financial statements. As a result, the consolidated financial statements for the first three quarters of fiscal 1997 have been restated from the amounts previously reported.

                  A summary of the effects of the restatement, and the effect of the accounting change discussed in Note B above, on the consolidated financial statements as of and for the sixteen weeks ended April 20, 1997 (amounts in thousands, except per share data) is as follows:

                                                 As Previously
                                                   Reported         As Restated
                                                   --------         -----------
For the sixteen weeks ended April 20, 1997:


Hotel revenues                                      $20,853           $20,694
Operating expenses:
  Hotel                                              11,348            11,676
  Construction and development                           --               171
  Franchising                                           639               712
Operating profit                                     10,086             9,355
General and administrative expense                      603               758
Depreciation and amortization                         3,249             2,929
Interest expense                                      2,705             2,866
Other income                                            375               223
Income taxes                                          1,565             1,210
Minority interests                                       58               130
Cumulative effect of accounting change                   --             1,164
Net earnings                                          2,635               875

Earnings per common share:
  Earnings before cumulative effect of
    accounting change                                   .32               .24
  Cumulative effect of accounting change                 --              (.14)
  Net earnings                                          .32               .10

At April 20, 1997:

  Accounts receivable-net                             3,779             3,561
  Construction contracts                                252               197
  Other current assets                                  530               518
  Property and equipment                            278,926           278,466
  Accumulated depreciation & amortization           (36,809)          (36,838)
  Deferred charges                                    9,976             9,971
  Other assets                                        5,111             3,258
  Accounts payable & accrued expenses                 9,338             9,439
  Deferred income taxes                               4,702             3,656
  Minority interests in subsidiaries                    562               634
  Retained earnings                                  50,098            48,338

         D.       EARNINGS PER SHARE

                  The net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding. Fully diluted earnings per share is not presented as the after tax effects of the conversion of the Company's subordinated convertible debentures is antidilutive.

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

     ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Restatement and Accounting Change

         The Company has restated previously issued financial results, for the first three quarters of fiscal 1997. After the consolidated financial statements were originally issued, the Company became aware of additional information indicating that certain transactions had been improperly reported. The restatements involve all non-cash items and relate primarily to capitalization of various expenses; the timing of recognition of profits on the sales of real estate; depreciation and amortization expense; increases of reserves for doubtful accounts; and adjustment of income tax provisions.

         Additionally, the Company has, effective December 30, 1996, changed its accounting for pre-opening costs to expense such costs as incurred, rather than capitalizing those expenditures and amortizing them over a three year period. See Notes B and C of the Notes to the consolidated financial statements for a discussion of the effects of the restatement and accounting change on the Company's previously reported results of operations and financial position.

         The comments included in this Management's Discussion and Analysis have been revised to give effect to the restatement and accounting change.

Results of Operations

For the Quarters Ended April 20, 1997 and April 21, 1996

         Total operating revenues for the quarter ended April 20, 1997, were $21.9 million, or 37.7% more than the total operating revenues for the first quarter of 1996.

         Revenues from hotel operations increased by $6.6 million, or 47.0%, over the $14.1 million reported for the same period last year. For the 33 same hotels opened for all of both quarterly periods, an increase of 3.7% in average daily room rates, from $51.27 in first quarter 1996 to $53.19 in first quarter 1997, partially offset by a decline in average occupancy rates on these hotels from 58.1% last year to 56.8% this year, resulted in a net increase in same hotel revenues of 1.7%, from $13.8 million in first quarter 1996 to $14.1 million in first quarter 1997. The 13 hotels opened since the end of 1995 contributed $6.6 million to hotel operating revenues in first quarter this year, compared to only $232,000 in first quarter 1995.

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

         Operating expenses from hotel operations for the first quarter of 1997 increased by $3.4 million, or 40.5%, from $8.3 million in first quarter 1996 to $11.7 million in first quarter 1997, due primarily to operating expenses associated with the 47.0% increase in hotel operating revenues. $173,000 of the increase was due to the change in accounting for pre-opening costs to expense these costs as incurred. Operating expenses as a percentage of operating revenues for this activity decreased from 59.0% in first quarter 1996 to 56.4% in first quarter 1997. The gross profit margin on same hotels increased from 41.1% in first quarter 1996 to 43.4% in first quarter 1997. The 13 hotels opened since the end of 1995 produced a gross profit margin of 44.0% in first quarter 1997, due primarily to significantly higher average daily room rates than for all hotels as a whole. However, the first quarter 1997 new hotel profit margin was negatively impacted by $173,000 due to a change in accounting for pre-opening costs in 1997 to expense these costs as incurred.

         Costs and expenses of construction and development in first quarter 1996 were $690,000. One project was completed in early first quarter 1996. No outside construction projects were in progress during first quarter 1997 and none are currently under way. However, internal development expenses of $171,000 were incurred in the first quarter of 1997.

         Franchising operating expenses decreased by $273,000, or 27.7%, from first quarter 1996, due primarily to the elimination of royalty fees paid prior to October 25, 1996 to an affiliate of Shoney's, Inc. (See 1996 Form 10-K description of "Shoney's Transaction").

         General and administrative expenses decreased by $197,000 from the comparable quarter last year, due primarily to reduced professional fees. Depreciation and amortization expense increased by $845,000, or 40.5%, over last year's first quarter. This was due primarily to the 13 new hotels opened, beginning in first quarter 1996. Amortization of pre-opening costs in the first quarter of 1996 was $152,000, versus none in 1997 due to the accounting change in 1997 to expense these costs as incurred.

         Interest expense increased by $2.4 million while interest income decreased by $278,000 from first quarter 1996, for an increase of $2.7 million in net interest expense. The primary cause of the decrease in interest income was the elimination of interest earned from Suites of America on first mortgage notes receivable, the balance of which was collected early in first quarter 1996; first quarter 1996 included $238,000 interest earned on these notes, versus none in first quarter 1997. The increase in interest expense was due primarily to the additional borrowings for the 12 hotels opened in 1996 and the one hotel opened in January, 1997.

         Other income increased by $47,000 from first quarter 1996 to first quarter 1997. Revenue from this source varies widely from quarter to quarter due to the nature of other (miscellaneous) income. Minority interest in earnings and losses of consolidated subsidiaries and partnerships was $130,000 in first quarter 1997 compared to $35,000 in first quarter 1996 due to more profitable consolidated entities which include minority ownership, and to a negative adjustment of $72,000 in minority interests receivable.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         6 (a)  Exhibits -

                  11       Statement Re: Computation of per share earnings

                  18       Letter Re: Change in accounting principles

                  27       Financial Data Schedule (for SEC use only)








                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      ShoLodge, Inc.



Date:  March 25, 1998                 /s/ Leon Moore
                                      --------------------------------------
                                      Leon Moore
                                      President, Chairman of the Board
                                      and Director (Chief Executive Officer)


Date:  March 25, 1998                 /s/ Bob Marlowe
                                      --------------------------------------
                                      Bob Marlowe
                                      Secretary, Treasurer and Director
                                      (Chief Accounting Officer)



Date:  March 25, 1998                 /s/ Michael A. Corbett
                                      --------------------------------------
                                      Michael A. Corbett
                                      Chief Financial Officer