Form 10-Q/A
period 1997-07-13
SHOLODGE INC
filed 1998-03-30
CIK 881924

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                -------------------------------------------------

For the Second Quarter Ended July 13, 1997         Commission File No. 0-19840

                -------------------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                -------------------------------------------------

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

                -------------------------------------------------

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

     As of August 31, 1997, there were 8,255,126 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      JULY 13,           DECEMBER 29,
                                                                        1997                1996 (1)
                                                                    (AS RESTATED)
                                                                    (SEE NOTE C)
                                ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                         $  3,857,387        $  4,259,768
   Accounts receivable - net                                            3,435,779           2,676,083
   Construction contracts                                                 197,342             259,785
   Prepaid expenses                                                     1,219,996             471,823
   Other current assets                                                   460,773             559,982
                                                                     --------------------------------
               Total current assets                                     9,171,277           8,227,441

DIRECT FINANCING LEASES, less current portion                             457,621             611,492

PROPERTY AND EQUIPMENT                                                289,595,648         262,264,264
   Less accumulated depreciation and amortization                     -39,195,314         -33,888,495
                                                                     --------------------------------
                                                                      250,400,334         228,375,769

DEFERRED CHARGES                                                       10,005,659           9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                                8,681,148           8,255,810

SECURITIES AVAILABLE FOR SALE                                             212,062             212,062

EXCESS OF COST OVER FAIR VALUE

  OF NET ASSETS ACQUIRED                                                3,056,209           3,136,965

OTHER                                                                   3,136,666           4,990,095
                                                                     --------------------------------


   TOTAL ASSETS                                                      $285,120,976        $263,709,178
                                                                     ================================


(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                       JULY 13,          DECEMBER 29,
                                                                        1997               1996 (1)
                                                                    (AS RESTATED)
                                                                    (SEE NOTE C)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable and accrued expenses                             $  7,848,419        $ 12,045,715
   Taxes other than on income                                           1,892,109             984,855
   Income taxes payable                                                   337,319           1,116,972
   Current portion of long-term debt
      and capitalized lease obligations                                 4,021,815          15,824,914
                                                                     --------------------------------

               Total current liabilities                               14,099,662          29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                      42,268,895          40,104,802

OTHER LONG-TERM DEBT                                                  129,508,269          97,227,576

CAPITALIZED LEASE OBLIGATIONS                                           1,182,539           1,462,044

DEFERRED INCOME TAXES                                                   3,737,144           4,702,144

MINORITY INTERESTS IN EQUITY OF

   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             690,301             504,028
                                                                     --------------------------------
   TOTAL LIABILITIES                                                  191,486,810         173,973,050
                                                                     --------------------------------

SHAREHOLDERS' EQUITY:

   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, none
        issued and outstanding)                                                 -                   -
   Common stock (no par value; 20,000,000 shares
      authorized, 8,252,819 shares issued and outstanding
      as of July 13, 1997 and 8,233,318 shares issued
      and outstanding as of December 29, 1996)                              1,000               1,000
  Additional paid-in capital                                           42,393,648          42,212,042
  Retained earnings                                                    51,179,779          47,463,347
  Unrealized gain on securities available for sale (net of tax)            59,739              59,739
                                                                     --------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                       93,634,166          89,736,128
                                                                     --------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $285,120,976        $263,709,178
                                                                     ================================


(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996

                                                                                     12 WEEKS ENDED             28 WEEKS ENDED
                                                                                 JULY 13,      JULY 14,      JULY 13,     JULY 14,
                                                                                  1997          1996          1997         1996
                                                                              (AS RESTATED)               (AS RESTATED)
                                                                              (SEE NOTE C)                (SEE NOTE C)
                                                                             -----------------------------------------------------
REVENUES:
   Hotel                                                                     $ 17,950,886   $14,140,194   $38,645,034  $28,221,015
   Construction and development                                                         -           239             -      514,473
   Construction and development - other                                                 -             -             -      200,000
   Franchising                                                                    707,661     1,040,946     1,889,545    2,105,938
   Management                                                                      35,183        66,628        72,538      115,536
                                                                             -----------------------------------------------------
           Total operating revenues                                            18,693,730    15,248,007    40,607,117   31,156,962

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                                     9,625,874     7,216,937    21,301,971   15,524,779
      Construction and development                                                  6,000           232       176,869      690,731
      Franchising                                                                 504,422       791,554     1,216,001    1,775,647
                                                                             -----------------------------------------------------
           Total operating expenses                                            10,136,296     8,008,723    22,694,841   17,991,157
                                                                             -----------------------------------------------------
              Gross operating profit                                            8,557,434     7,239,284    17,912,276   13,165,805

   General and administrative                                                     633,738       537,266     1,391,383    1,491,504
   Depreciation and amortization                                                2,473,983     1,736,213     5,403,040    3,820,425
                                                                             -----------------------------------------------------
              Net operating profit (before interest and taxes)                  5,449,713     4,965,805    11,117,853    7,853,876

OTHER INCOME AND EXPENSES:

   Interest expense                                                             2,678,055       424,028     5,544,280      905,074
   Interest income                                                                311,435       210,738       665,291      842,546
                                                                             -----------------------------------------------------
      Net interest expense                                                      2,366,620       213,290     4,878,989       62,528
   Other income                                                                 1,465,753       257,860     1,688,955      433,841
                                                                             -----------------------------------------------------
EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS AND
  CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         4,548,846     5,010,375     7,927,819    8,225,189

INCOME TAXES                                                                    1,551,000     1,777,000     2,761,000    2,962,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                                    156,443       193,893       286,273      229,266
                                                                             -----------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE
   IN ACCOUNTING PRINCIPLE                                                   $  2,841,403   $ 3,039,482   $ 4,880,546  $ 5,033,923

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
   - net of $691,000 of related tax effect                                                                 (1,164,114)
                                                                             -----------------------------------------------------
NET EARNINGS                                                                 $  2,841,403   $ 3,039,482   $ 3,716,432  $ 5,033,923
                                                                             =====================================================
EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:
   Primary
        Earnings before cumulative effect of accounting change               $       0.34   $      0.36   $      0.58  $      0.60
        Cumulative effect of a change in accounting principle - net of tax                                $     (0.14)
        Net Earnings                                                         $       0.34   $      0.36   $      0.44  $      0.60

   Fully diluted
        Earnings before cumulative effect of accounting change               $       0.32   $      0.34   $      0.58  $      0.60
        Cumulative effect of a change in accounting principle - net of tax                                      (0.14)
        Net Earnings                                                         $       0.32   $      0.34   $      0.44  $      0.60

   Pro forma
      Net earnings assuming accounting change is
         applied retroactively                                               $  2,841,403   $ 2,823,346   $ 4,880,546  $ 4,586,268
      Earnings per share:
         Primary                                                             $       0.34   $      0.33   $      0.58  $      0.54
         Fully diluted                                                       $       0.32   $      0.32   $      0.58  $      0.54

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
        Primary                                                                 8,368,852     8,494,133     8,356,121    8,443,028
        Fully Diluted                                                          10,765,525    10,810,735     8,452,986   10,759,630
                                                                             =====================================================



See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 13, 1997 AND JULY 14, 1996
                                   (UNAUDITED)

                                                                               28 WEEKS ENDED
                                                                        JULY 13,            JULY 14,
                                                                          1997                1996
                                                                     (AS RESTATED)
                                                                     (SEE NOTE C)
                                                                     --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE            $  4,880,546        $  5,033,923
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                             5,403,040           3,820,425
              DECREASE IN DEFERRED INCOME TAXES                          -274,000                   0
               INCREASE IN MINORITY INTEREST IN EQUITY
                   OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS          286,273             229,266
              GAIN ON SALE OF PROPERTY & EQUIPMENT                     -1,190,687                   0
              ACCRETION OF DISCOUNT ON SECURITIES
                HELD TO MATURITY                                         -425,338            -343,419
   CHANGES IN ASSETS AND LIABILITIES:
              (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                 -697,253             857,043
              INCREASE IN PREPAID EXPENSES                               -748,173            -301,067
              DECREASE IN OTHER ASSETS                                    239,172             728,819
              (DECREASE) INCREASE IN ACCOUNTS PAYABLE
                 AND ACCRUED EXPENSES                                  -4,197,296           1,745,154
              INCREASE IN INCOME AND OTHER TAXES                          127,601           2,126,086
-----------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                         3,403,885          13,896,230

CASH FLOWS FROM INVESTING ACTIVITIES:
   REPAYMENT FROM RELATED PARTIES--NET                                          0          42,418,759
   CAPITAL EXPENDITURES                                               -27,884,061         -51,008,531
   SALE OF SECURITIES AVAILABLE FOR SALE                                        0             847,120
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                           1,743,364                   0
-----------------------------------------------------------------------------------------------------
      NET CASH USED IN INVESTING ACTIVITIES                           -26,140,697          -7,742,652

CASH FLOWS FROM FINANCING ACTIVITIES:
   INCREASE IN DEFERRED CHARGES                                          -263,228            -303,691
   PROCEEDS FROM DIRECT FINANCING LEASES                                  153,871              31,621
   PROCEEDS FROM LONG-TERM DEBT                                        61,200,000          52,472,371
   PAYMENTS ON LONG-TERM DEBT                                         -38,558,313         -53,716,731
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                             -279,505            -287,894
   DISTRIBUTIONS TO MINORITY INTERESTS                                   -100,000            -183,554
   EXERCISE OF STOCK OPTIONS                                              181,606              26,452
-----------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              22,334,431          -1,961,426
-----------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 $(   402,381)       $  4,192,152
=====================================================================================================
CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                      $  4,259,768        $  2,444,990
=====================================================================================================
CASH AND CASH EQUIVALENTS - END OF PERIOD                            $  3,857,387        $  6,637,142
=====================================================================================================


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

     The cumulative effect of the change for periods prior to fiscal 1997, net of income tax effect, is a reduction in net earnings of $1,164,000 or $0.14 per share and was recognized in the first quarter of 1997. The pro forma effect on the second quarter of 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $479,000 and to reduce depreciation and amortization expense by $137,000, resulting in a reduction of earnings before income taxes of $343,000 ($216,000 after income taxes) to $2,823,000, or $0.32 per share for the second quarter of 1996, from $3,039,000 or $0.34 per share as previously reported. The pro forma effect on the first two quarters of 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $1,000,000 and to reduce depreciation and amortization expense by $288,000, resulting in a reduction of earnings before income taxes of $712,000 ($448,000 after income taxes) to $4,586,000, or $0.54 per share for the first two quarters of 1996, from $5,034,000 or $0.60 per share as previously reported.

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

     A summary of the effects of the restatement, and the effect of the accounting change discussed in Note B above, on the consolidated financial statements as of and for the sixteen weeks ended April 20, 1997 (amounts in thousands, except per share data) is as follows:

                                                        Twelve Weeks Ended              Twenty-eight Weeks Ended
                                                 -------------------------------      -----------------------------
                                                 July 13, 1997                        July 13, 1997
                                                 As Previously                        As Previously
                                                   Reported          As Restated        Reported        As Restated
                                                   --------          -----------        ---------       -----------
Hotel revenues                                   $ 18,295           $ 17,951            $39,149         $38,645
Operating expenses:
  Hotel                                             9,471              9,626             20,819          21,302
  Construction and development                        --                   6                --              177
  Franchising                                         465                504              1,103           1,216
Operating profit                                    9,102              8,557             19,188          17,912
General and administrative expense                    465                634              1,068           1,391
Depreciation and amortization                       2,659              2,474              5,909           5,403
Interest expense                                    2,513              2,678              5,218           5,544
Other income                                        1,284              1,466              1,660           1,689
Income taxes                                        1,470              1,551              3,035           2,761
Minority interests                                    156                156                214             286
Cumulative effect of accounting change                --                 --                 --           (1,164)
Net earnings                                        3,434              2,841              6,069           3,716

Earnings per common share (Fully Diluted):
  Earnings before cumulative effect of
    accounting change                                 .38                .32                .70             .58
  Cumulative effect of accounting change              --                 --                 --             (.14)
  Net earnings                                        .38                .32                .70             .44

As of July 13, 1997:

  Accounts receivable-net                           3,809              3,436
  Construction contracts                              252                197
  Other current assets                                473                461
  Property and equipment                          290,341            289,596
  Accumulated depreciation & amortization         (39,107)           (39,195)
  Deferred charges                                 10,063             10,006
  Other assets                                      4,950              3,137
  Accounts payable & accrued expenses               7,748              7,848
  Deferred income taxes                             4,702              3,737
  Minority interests in subsidiaries                  618                690
  Retained earnings                                53,532             51,180

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

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 13, 1997 And July 14, 1996

         Total Revenues for the fiscal quarter ended July 13, 1997 increased 22.6% to $18.7 million from $15.2 million for the same period in 1996. For the two fiscal quarters ended July 13, 1997, total revenues increased 30.3% to $40.6 million from $31.2 million for the same period in 1996.

         Revenues from hotel operations in the second fiscal quarter of 1997 increased 26.9% to $18.0 million from $14.1 million for the same period in 1996. For the 38 hotels opened for all of both quarterly periods (same hotels), average daily room rates in the second fiscal quarter of 1997 increased 2.8% to $56.00 from $54.48 in the second quarter of 1996 and average occupancy rates increased to 65.8% from 65.4%, resulting in a net increase in same hotel revenues per available room (RevPAR) of 3.5%. The eight hotels opened after the first quarter of 1996 contributed $3.4 million to hotel revenues in the second quarter of 1997 compared to $61,000 for the same period in fiscal 1996. Revenues from hotel operations in the first two quarters of 1997 increased 36.9% to $38.6 million from $28.2 million for the same period in 1996. For the 33 same hotels, average daily room rates in the first two quarters of 1997 increased 3.0% to $53.88 from $52.33 in the first two quarters of 1996 and average occupancy rates decreased to 60.4% from 62.4%, resulting in a net decrease in same hotel RevPAR of 0.3%. The 13 hotels opened during 1996 and the first two quarters of 1997 contributed $12.2 million to hotel revenues in the first two quarters of 1997 compared to $1.7 million for the same period in fiscal 1996.

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

         There were no revenues from "Construction and development - other" in the first two quarters of 1997 compared with $200,000 in the first quarter of 1996 and none in the second quarter of 1996, which represents a portion of profits not previously recognized on installment sales. No revenues from this source are expected to be generated in the future.

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

         Management contract revenues for the second fiscal quarter of 1997 decreased 47.2% to $35,000 from $67,000 for the same period of 1996. Management contract revenues for the first two quarters of 1997 decreased 37.2% to $73,000 from $116,000 for the same period last year. These decreases were due to the cancellation of one management contract on one hotel in the third quarter of 1996.

         Operating expenses from hotel operations for the second fiscal quarter of 1997 increased 33.4% to $9.6 million from $7.2 million in the second quarter of 1996, due primarily to the 26.9% increase in hotel operating revenues. The change in accounting for pre-opening expenses accounted for $143,000 of the increase. Operating expenses, expressed as a percentage of hotel operating revenues, increased to 53.6% in the second quarter of 1997 from 51.0% in the second quarter of 1996, thus decreasing the gross profit margin on all hotels to 46.4% in the second quarter of 1997 from 49.0% in the same period of 1996. This decrease was due primarily to (i) a decrease in operating profit margins on the 33 hotels opened prior to 1996 to 46.4% in the second quarter of 1997 from 50.0% in the second quarter of 1996, offset in part by (ii) an increase in operating profit margins for the 13 hotels opened since 1995 to 46.4% in the second quarter of 1997 from 39.6% in the second quarter of 1996. Eleven of the 13 new hotels are Sumner Suites which command significantly higher room rates and generally operate at higher gross operating profit margins as compared with Shoney's Inns. Operating expenses from hotel operations for the first two quarters of 1997 increased 37.2% to $21.3 million in the first two quarters of 1997 from $15.5 million in the first two quarters of 1996, due primarily to the 36.9% increase in hotel operating revenues. $315,000 of the increase was due to the change in accounting for pre-opening costs. Operating expenses from hotel operations, expressed as a percentage of hotel operating revenues, increased to 55.1% in the first two quarters of 1997 from 55.0% in the same period of 1996, thus decreasing the gross profit margin on all hotels to 44.9% in the first two quarters of 1997 from 45.0% in the same period of 1996. The gross profit margin on same hotels for the first two quarters of 1997 decreased to 44.8% from 45.3% for the same two quarters in 1996. The new hotels (primarily Sumner Suites) have experienced higher profit margins than the same hotels and have generated a 45.1% profit margin in the first two quarters of 1997.

         There were $177,000 of internal costs and expenses of construction and development in the first two quarters of 1997 compared with $691,000 of costs and expenses on outside construction contracts in the first two quarters of 1996. There were no outside construction contracts in the first two fiscal quarters of 1997 compared with one during the comparable period in 1996.

         Franchising operating expenses for the second quarter of 1997 decreased by 36.3% to $504,000 from $792,000 for the second quarter of 1997. Franchising operating expenses for the first two quarters of 1997 decreased to $1.2 million from $1.8 million in the same period last year. The primary reason for these decreases was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's. The reduction in this royalty fee expense was $282,000 in the second quarter of 1997 and $584,000 in the first two quarters of 1997.

         General and administrative expense for the second quarter of 1997 increased by 18.0% to $634,000 from $537,000 in the second quarter of 1996. General and administrative expense for the first two quarters of 1997 decreased 6.7% to $1.4 million from $1.5 million in the same period of 1996. These decreases were due primarily to reduced professional fees.

         Depreciation and amortization expense in the second quarter of 1997 increased by 42.5% to $2.5 million from $1.7 million in the second quarter of 1996. Thirteen hotels were opened during 1996 and the first two fiscal quarters of 1997. These additional hotels resulted in $901,000 in depreciation and amortization expense in the second quarter of 1997 as compared with $90,000 in the same period of 1996. For the first two quarters of 1997, depreciation and amortization expense increased 41.4% to $5.4 million from $3.8 million for the same period last year. Increased depreciation and amortization on hotels opened during 1996 and the first two fiscal quarters of 1997 was $1.4 million, while depreciation and amortization due to renovations and other additions to same hotels and to other assets increased by $194,000 over the first two quarters of 1996. Amortization of pre-opening costs in the first two quarters of 1996 was $288,000, versus none in 1997 due to the accounting change in 1997 to expense these costs as incurred.

         Interest expense for the second quarter of 1997 increased $2.3 million and interest income increased $101,000, as compared with the second quarter of 1996, resulting in an increase in net interest expense of $2.2 million. For the first two quarters of 1997, interest expense increased $4.6 million and interest income decreased $177,000, resulting in an increase in net interest expense of $4.8 million. The increase in interest expense resulted primarily from the additional borrowings incurred for the 12 hotels opened in 1996 and the one hotel opened in January 1997.

         Other income for the second quarter of 1997 increased to $1.5 million from $258,000 in the second quarter of 1996. Other income for the first two quarters of 1997 increased to $1.7 million compared with $434,000 in the first two quarters of 1996. These increases were due to a gain of $1.3 million on the sale of excess land in the second quarter of 1997. Minority interest in earnings and losses of consolidated subsidiaries and partnerships decreased $37,000 for the second quarter of 1997 compared with the same period in 1996, and increased $57,000 for the first two quarters of 1997, compared with the same period in 1996, due to less profitable consolidated entities which include minority ownership, and to the write-off of $72,000 minority interest receivable.

         The lower effective income tax rate (36.1% for the first two quarters of 1997 versus 37.0% for the comparable period last year) is due to a reduction in applicable state tax rates.

Liquidity and Capital Resources

         Net cash provided from operations was $3.4 million in the first two fiscal quarters of 1997, $15.8 million in fiscal 1996, $31.6 million in fiscal 1995, and $5.8 million in fiscal 1994. Fiscal 1995 was an unusual year due to the AmeriSuites Transaction discussed in the Company's Form 10-K relating to fiscal 1996.

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

         The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $27.9 million in the first two fiscal quarters of 1997, $86.6 million in 1996 and $56.2 million in 1995.

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


                                        ShoLodge, Inc.



     Date:  March 25, 1998              S/ Leon Moore
                                        ----------------------------------
                                        Leon Moore
                                        President, Chairman of the Board
                                        and Director (Chief Executive Officer)



     Date:  March 25, 1998              S/ Bob Marlowe
                                        ----------------------------------
                                        Bob Marlowe
                                        Secretary, Treasurer and Director
                                        (Chief Accounting Officer)



     Date:  March 25, 1998              S/ Michael A. Corbett
                                        ----------------------------------
                                        Michael A. Corbett
                                        Chief Financial Officer