Form 10-Q/A
period 1997-10-05
SHOLODGE INC
filed 1998-03-30
CIK 881924

                                   FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            --------------------------------------------------------

For the Third Quarter Ended October 5, 1997          Commission File No. 0-19840

            --------------------------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

            --------------------------------------------------------

          Tennessee                                        62-1015641
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

130 Maple Drive North, Hendersonville, Tennessee              37075
(address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (615) 264-8000

            --------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

         As of November 14, 1997, there were 8,255,293 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         OCTOBER 5,           DECEMBER 29,
                                                                           1997                 1996 (1)
                                                                       (AS RESTATED)
                                                                       (SEE NOTE C)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                           $    4,726,457         $    4,259,768
   Accounts receivable - net                                                3,317,987              2,676,083
   Construction contracts                                                     125,001                259,785
   Prepaid expenses                                                         1,383,079                471,823
   Other current assets                                                       767,054                559,982

                                                                       --------------         --------------
                     Total current assets                                  10,319,578              8,227,441

DIRECT FINANCING LEASES, less current portion                                 446,872                611,492

PROPERTY AND EQUIPMENT                                                    301,032,066            262,264,264
   Less accumulated depreciation and amortization                         (41,654,528)           (33,888,495)
                                                                       --------------         --------------
                                                                          259,377,538            228,375,769

DEFERRED CHARGES                                                           11,083,461              9,899,544

SECURITIES HELD TO MATURITY - RESTRICTED                                    8,814,067              8,255,810

SECURITIES AVAILABLE FOR SALE                                                 228,399                212,062

EXCESS OF COST OVER FAIR VALUE
  OF NET ASSETS ACQUIRED                                                    3,021,601              3,136,965

OTHER                                                                       3,176,827              4,990,095
                                                                       --------------         --------------

   TOTAL ASSETS                                                        $  296,468,343         $  263,709,178
                                                                       ==============         ==============




(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)

                                                                                 OCTOBER 5,      DECEMBER 29,
                                                                                   1997            1996 (1)
                                                                               (AS RESTATED)
                                                                               (SEE NOTE C)
   LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                       $    8,618,222    $   12,045,715
   Taxes other than on income                                                       1,580,558           984,855
   Income taxes payable                                                             1,303,143         1,116,972
   Current portion of long-term debt
      and capitalized lease obligations                                             4,179,541        15,824,914
                                                                               --------------    --------------

                     Total current liabilities                                     15,681,464        29,972,456

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                                  41,136,280        40,104,802

OTHER LONG-TERM DEBT                                                              139,674,636        97,227,576

CAPITALIZED LEASE OBLIGATIONS                                                       1,069,065         1,462,044

DEFERRED INCOME TAXES                                                               3,335,144         4,702,144

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                         481,165           504,028

                                                                               --------------    --------------
   TOTAL LIABILITIES                                                              201,377,754       173,973,050
                                                                               --------------    --------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized,
        no shares issued and outstanding)                                                  --                --
   Common stock (no par value; 20,000,000 shares
      authorized, 8,253,626 shares issued and outstanding
      as of October 5, 1997 and 8,233,318 shares issued
      and outstanding as of December 29, 1996)                                          1,000             1,000
  Additional paid-in capital                                                       42,413,175        42,212,042
  Retained earnings                                                                52,606,539        47,463,347
  Unrealized gain on securities available for sale (net of tax)                        69,875            59,739
                                                                               --------------    --------------
      TOTAL SHAREHOLDERS' EQUITY                                                   95,090,589        89,736,128
                                                                               --------------    --------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  296,468,343    $  263,709,178
                                                                               ==============    ==============


(1) Derived from fiscal year ended December 29, 1996 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996



                                                                               12 WEEKS ENDED                 40 WEEKS ENDED
                                                                           OCTOBER 5,     OCTOBER 6,     OCTOBER 5,   OCTOBER 6,
                                                                             1997            1996          1997         1996
                                                                          (AS RESTATED)                (AS RESTATED)
                                                                          (SEE NOTE C)                 (SEE NOTE C)
                                                                          ------------------------------------------------------
REVENUES:
   Hotel                                                                  $  17,695,080   $16,171,522  $56,340,114   $44,392,537
   Construction and development                                                       0        14,684            0       529,157
   Construction and development - other                                               0       575,000            0       775,000
   Franchising                                                                  691,306     1,060,099    2,580,851     3,166,037
   Management                                                                    26,165        39,319       98,703       154,855

                                                                          ------------------------------------------------------
           Total operating revenues                                          18,412,551    17,860,624   59,019,668    49,017,586

COSTS AND EXPENSES:
   Operating expenses:
    Hotel                                                                    10,245,045     8,342,687   31,547,016    23,867,466
    Construction and development                                                 12,000       409,374      188,869     1,100,105
    Franchising                                                                 436,379       872,974    1,652,380     2,648,621

                                                                          ------------------------------------------------------
           Total operating expenses                                          10,693,424     9,625,035   33,388,265    27,616,192
                                                                          ------------------------------------------------------

             Gross operating profit                                           7,719,127     8,235,589   25,631,403    21,401,394

   General and administrative                                                   833,175       492,053    2,224,558     1,983,557
   Depreciation and amortization                                              2,615,558     2,099,047    8,018,598     5,919,472

                                                                          ------------------------------------------------------
              Net operating profit (before interest and taxes)                4,270,394     5,644,489   15,388,247    13,498,365

OTHER INCOME AND EXPENSES:
 Interest expense                                                             2,569,796     1,306,555    8,114,076     2,211,629
 Interest income                                                                241,404       337,806      906,695     1,180,352
                                                                          ------------------------------------------------------
   Net interest expense                                                       2,328,392       968,749    7,207,381     1,031,277
 Other income                                                                   154,773       316,348    1,843,728       750,189

                                                                          ------------------------------------------------------

EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS AND
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE                         2,096,775     4,992,088   10,024,594    13,217,277

INCOME TAXES                                                                    778,000     1,807,000    3,539,000     4,769,000

MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
 SUBSIDIARIES & PARTNERSHIPS                                                   -107,983       143,761      178,288       373,027

                                                                          ------------------------------------------------------

EARNINGS BEFORE CUMULATIVE EFFECT OF A CHANGE IN
 ACCOUNTING PRINCIPLE                                                     $   1,426,758   $ 3,041,327  $ 6,307,306   $ 8,075,250

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
 - net of $691,000 related tax effect                                                                   -1,164,114

                                                                          ------------------------------------------------------
NET EARNINGS                                                              $   1,426,758   $ 3,041,327  $ 5,143,192   $ 8,075,250
                                                                          ======================================================


EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
  Primary
    Earnings before cumulative effect of accounting change                $        0.17   $      0.36  $      0.75   $      0.96
    Cumulative effect of a change in accounting principle - net of tax                                 $     (0.14)
    Net earnings                                                          $        0.17   $      0.36  $      0.61   $      0.96

  Fully Diluted
    Earnings before cumulative effect of accounting change                $        0.17   $      0.34  $      0.74   $      0.93
    Cumulative effect of a change in accounting principle - net of tax                                 $     (0.14)
    Net earnings                                                          $        0.17   $      0.34  $      0.60   $      0.93

  Pro forma
    Net earnings assuming accounting change is
     applied retroactively                                                $   1,426,758   $ 2,945,210  $ 6,307,306   $ 7,531,478
    Earnings per share:
     Primary                                                              $        0.17   $      0.35  $      0.75   $      0.89
     Fully diluted                                                        $        0.17   $      0.33  $      0.74   $      0.88

WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING
    Primary                                                                   8,476,605     8,470,358    8,389,769     8,451,077
    Fully Diluted                                                             8,553,284    10,786,960    8,524,148    10,767,679
                                                                          ------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FORTY WEEKS ENDED OCTOBER 5, 1997 AND OCTOBER 6, 1996
                                   (UNAUDITED)


                                                                40 WEEKS ENDED
                                                           OCTOBER 5,      OCTOBER 6,
                                                             1997            1996
                                                         (AS RESTATED)   (SEE NOTE C)
                                                         (SEE NOTE C)
                                                         ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE  $ 6,307,306     $ 8,075,250
 ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION                         8,018,598       5,919,472
     DECREASE IN DEFERRED INCOME TAXES                      -676,000               0
     INCREASE IN MINORITY INTEREST IN EQUITY
       OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS         178,288         373,027
     GAIN ON SALE OF SECURITIES AVAILABLE FOR SALE                 0        -294,839
     GAIN ON SALE OF PROPERTY & EQUIPMENT                 -1,190,687               0
     ACCRETION OF DISCOUNT ON SECURITIES
       HELD TO MATURITY                                     -558,257        -490,599
CHANGES IN ASSETS AND LIABILITIES:
     (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE             -507,120         356,680
     (INCREASE) IN PREPAID EXPENSES                         -911,256        -618,854
     DECREASE (INCREASE) IN OTHER ASSETS                     153,685      -1,260,471
     (DECREASE) INCREASE IN ACCOUNTS PAYABLE
        AND ACCRUED EXPENSES                              -3,427,493       5,618,073
        INCREASE IN INCOME AND OTHER TAXES                   781,874       2,438,444
------------------------------------------------------------------------------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES               8,168,938      20,116,183

CASH FLOWS FROM INVESTING ACTIVITIES:
 REPAYMENT FROM RELATED PARTIES--NET                               0      42,418,759
 CAPITAL EXPENDITURES                                    -39,320,479     -67,926,532
 SALE OF SECURITIES AVAILABLE FOR SALE                             0         847,120
 PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                1,743,364               0
------------------------------------------------------------------------------------
  NET CASH USED IN INVESTING ACTIVITIES                  -37,577,115     -24,660,653

CASH FLOWS FROM FINANCING ACTIVITIES:
  (INCREASE) DECREASE IN DEFERRED CHARGES                 -1,729,922          33,682
   PROCEEDS FROM DIRECT FINANCING LEASES                     164,620          45,172
   PROCEEDS FROM LONG-TERM DEBT                           73,577,000      63,552,371
   PAYMENTS ON LONG-TERM DEBT                            -41,743,835     -57,446,166
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                -392,979        -439,871
   DISTRIBUTIONS TO MINORITY INTERESTS                      -201,151        -452,471
   EXERCISE OF STOCK OPTIONS                                 201,133          40,455
------------------------------------------------------------------------------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES             29,874,866       5,333,172
------------------------------------------------------------------------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                $   466,689     $   788,702
====================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD          $ 4,259,768     $ 2,444,990
====================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                $ 4,726,457     $ 3,233,692
====================================================================================

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

     The cumulative effect of the change for periods prior to fiscal 1997, net of income tax effect, is a reduction in net earnings of $1,164,000 or $0.14 per share and was recognized in the first quarter of 1997. The pro forma effect on the third quarter of 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $329,000 and to reduce depreciation and amortization expense by $175,000, resulting in a reduction of earnings before income taxes of $153,000 ($96,000 after income taxes) to $2,945,000, or $0.33 per share for the third quarter of 1996, from $3,041,000 or $0.34 per share as previously reported. The pro forma effect on the first three quarters of 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $1,329,000 and to reduce depreciation and amortization expenses by $464,000, resulting in a reduction of earnings before income taxes of $865,000 ($544,000 after income taxes) to $7,531,000, or $0.88 per share for the first three quarters of 1996, from $8,075,000 or $0.93 per share as previously reported.

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

     A summary of the effects of the restatement, and the effect of the accounting change discussed in Note B above, on the consolidated financial statements as of and for the sixteen weeks ended April 20, 1997 (amounts in thousands, except per share data) is as follows:

                                                      TWELVE WEEKS ENDED               FORTY WEEKS ENDED
                                                ------------------------------     ---------------------------
                                                         OCTOBER 5, 1997                 OCTOBER 5, 1997
                                                 AS PREVIOUSLY                     AS PREVIOUSLY
                                                   REPORTED         AS RESTATED      REPORTED      AS RESTATED
                                                   --------         -----------      --------      -----------

Hotel revenues                                     $ 18,060           $17,695        $57,209        $56,340
Operating expenses:
  Hotel                                               9,554            10,245         30,373         31,547
  Construction and development                          --                 12            --             189
  Franchising                                           377               436          1,480          1,652
Operating profit                                      8,847             7,719         28,035         25,631
General and administrative expense                      521               833          1,589          2,225
Depreciation and amortization                         2,524             2,616          8,433          8,019
Interest expense                                      2,367             2,570          7,585          8,114
Other income                                            526               155          2,186          1,844
Income taxes                                          1,180               778          4,215          3,539
Minority interests                                      131              (108)           345            178
Cumulative effect of accounting change                  --                --             --          (1,164)
Net earnings                                          2,891             1,427          8,960          5,143

Earnings per common share (Fully Diluted):
  Earnings before cumulative effect of
    accounting change                                   .33               .17           1.02            .74
  Cumulative effect of accounting change                --                --             --            (.14)
  Net earnings                                          .33               .17           1.02            .60

As of October 5, 1997:

  Accounts receivable-net                             4,292             3,318
  Construction contracts                                180               125
  Other current assets                                1,062               767
  Property and equipment                            302,278           301,032
  Accumulated depreciation & amortization           (41,464)          (41,655)
  Deferred charges                                   11,138            11,083
  Other assets                                        5,538             3,177
  Accounts payable & accrued expenses                 8,442             8,618
  Deferred income taxes                               4,702             3,335
  Minority interests in subsidiaries                    648               481
  Retained earnings                                  56,424            52,607

D.   EARNINGS PER SHARE

     The net earnings per share is computed by dividing net earnings by the weighted average number of common and common equivalent shares outstanding.

     The Company will adopt Statement of Financial Accounting Standards No. 128 "Earnings Per Share" for the year ended December 28, 1997. This accounting pronouncement requires the disclosure of basic and dilute earnings per share. The Company believes that, upon adoption, diluted earnings per share will approximate earnings per share as previously reported. Because the concept of basic earnings per share does not include the impact of common stock equivalents, such as stock warrants and stock options, basic earnings per share will be generally higher than diluted earnings per share.

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

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 5, 1997 and October 6, 1996.

     Total revenues for the fiscal quarter ended October 5, 1997 increased 3.1% to $18.4 million from $17.9 million for the same period in 1996. For the three fiscal quarters ended October 5, 1997, total revenues increased 20.4% to $59.0 million from $49.0 million for the same period in 1996.

     Revenues from hotel operations in third fiscal quarter 1997 increased 9.4% to $17.7 million from $16.2 million for the same period in 1996. For the 40 hotels opened for all of both quarterly periods (same hotels), average daily room rates in the third fiscal quarter of 1997 decreased 1.4% to $56.13 from $56.93 in the third quarter of 1996 and average occupancy rates decreased to 62.5% from 63.7%, resulting in a decrease in same hotel revenue per available room (RevPAR) of 3.1% from $36.25 to $35.11. The eight hotels opened after the second quarter of 1996 contributed $3.1 million to room revenues in the third quarter of 1997 compared to $855,000 for the same period in fiscal 1996. Revenues from hotel operations in the first three quarters of 1997 increased 26.9% to $56.3 million from $44.4 million for the same period in 1996. For the 33 same hotels, average daily room rates in the first three quarters of 1997 increased 1.9% to $53.95 from $52.97 in the first three quarters of 1996 and average occupancy rates decreased to 61.0% from 63.5%, resulting in a net decrease in same hotel RevPAR of 2.2%. The 15 hotels opened during 1996 and the first three quarters of 1997 contributed $18.3 million to hotel revenues in the first three quarters of 1997 compared to $5.1 million for the same period in fiscal 1996.

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

     Operating expenses from hotel operations for the third fiscal quarter of 1997 increased 22.8% to $10.2 million from $8.3 million in the third quarter of 1996, due partially to the 9.4% increase in hotel operating revenues. Approximately $430,000 of the increase was due to the expensing of supplies and other operating expenses which had previously been capitalized. The change in accounting for pre-opening expenses as incurred beginning with fiscal 1997 accounted for an additional $236,000 of the increase over third quarter 1996. Hotel operating expenses, expressed as a percentage of hotel operating revenues, increased to 57.9% in the third quarter of 1997 from 51.6% in the third quarter of 1996, thus decreasing the gross profit margin on all hotels to 42.1% in the third quarter of 1997 from 48.4% in the same period of 1996. This decrease was due primarily to (i) a decrease in operating profit margins on the 33 hotels opened prior to 1996 to 44.2% in the third quarter of 1997 from 46.6% in the third quarter of 1996, and by (ii) a decrease in operating profit margins for the 15 hotels opened since 1995 to 38.0% in the third quarter of 1997 from 55.2% in the third quarter of 1996. Operating expenses from hotel operations for the first three quarters of 1997 increased 32.2% to $31.5 million in the first three quarters of 1997 from $23.9 million in the first three quarters of 1996, due partially to the 26.9% increase in hotel operating revenues. Other causes of the increase were (1) the expensing of previously capitalized supplies and other previously capitalized operating expenses, (2) provisions for doubtful accounts, and (3) the expensing of pre-opening costs as incurred. Operating expenses from hotel operations, expressed as a percentage of hotel operating revenues, increased to 56.0% in the first three quarters of 1997 from 53.8% in the same period of 1996, thus reducing the gross profit margin on all hotels to 44.0% in the first three quarters of 1997 from 46.2% in the same period of 1996. The gross profit margin on same hotels for the first three quarters of 1997 decreased to 44.6% from 45.7% for the same three quarters in 1996. The new hotels (primarily Sumner Suites) have generally experienced higher profit margins than the same hotels but incurred $551,000 in pre-opening expenses during the first three quarters of 1997 due to the adoption of the accounting principle to expense these costs as incurred beginning with 1997.

     There were only $189,000 of costs and expenses of construction and development in the first three quarters of 1997 compared with $409,000 in the third quarter of 1996 and $1.1 million in the first three quarters of 1996. There were no outside construction contracts in the first three fiscal quarters of 1997 compared with one during the comparable period in 1996.

     Franchising operating expenses for the third quarter of 1997 decreased by 50.0% to $436,000 from $873,000 for the third quarter of 1996. Franchising operating expenses for the first three quarters of 1997 decreased to $1.7 million from $2.6 million in the same period last year. The primary reason for these decreases was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's, Inc. The reduction in this royalty fee expense was $273,000 in the third quarter of 1997 and $858,000 in the first three quarters of 1997.

     General and administrative expense for the third quarter of 1997 increased by 69.3% to $833,000 from $492,000 in the third quarter of 1996. General and administrative expense for the first three quarters of 1997 increased 12.1% to $2.2 million from $2.0 million in the same period of 1996. These increases were due primarily to an increase in professional fees incurred.

     Depreciation and amortization expense in the third quarter of 1997 increased by 24.6% to $2.6 million from $2.1 million in the third quarter of 1996. For the first three quarters of 1997, depreciation and amortization expense increased 35.5% to $8.0 million from $5.9 million for the same period last year. These increases were due primarily to the 15 hotels opened during fiscal 1996 and first three quarters of 1997, partially offset by the benefit in 1997 of reduced amortization due to the change in accounting principle; this amortization in the first three quarters of 1996 was $464,000 versus none in 1997.

     Interest expense for the third quarter of 1997 increased $1.3 million and interest income decreased $96,000, as compared with the third quarter of 1996, resulting in an increase in net interest expense of $1.4 million. For the first three quarters of 1997, interest expense increased $5.9 million and interest income decreased $274,000, resulting in an increase in net interest expense of $6.2 million. The increase in interest expense resulted primarily from the additional borrowings incurred for the 12 hotels opened in 1996 and the three hotels opened in the first three quarters of 1997.

     Other income for the third quarter of 1997 decreased to $155,000 from $316,000 in the third quarter of 1996. Other income for the first three quarters of 1997 increased to $1.8 million compared with $750,000 in the first three quarters of 1996. These increases were due to a gain of $1.3 million on the sale of excess land in the first three quarters of 1997. Minority interest in earnings and losses of consolidated subsidiaries and partnerships decreased $252,000 for the third quarter of 1997 compared with the same period in 1996, and $195,000 for the first three quarters of 1997, compared with the same period in 1996, due to less profitable consolidated entities which include minority ownership, the write-off of a $72,000 minority interest receivable in the first quarter, and to the recovery of fees and expenses from a subsidiary partnership in the third quarter.

     The lower effective income tax rate (35.9% for the first three quarters of 1997 versus 37.1% for the comparable period last year) is due to a reduction in applicable state tax rates.

Liquidity and Capital Resources

     The Company's primary sources of cash in the first three quarters of 1997 were (1) net cash flows from operating activities of $8.2 million, (2) net proceeds of approximately $33.6 million from the issuance of 9.55% Senior Subordinated Notes due 2007, (3) proceeds of approximately $4.0 million from the financing of furniture, fixtures and equipment, and (4) net proceeds of approximately $1.7 million from the sale of excess land. The primary sources of cash in the first three quarters of 1996 were (1) net cash flows from operating activities of $20.1 million, (2) the collection of a note receivable of $44.1 million from Suites of America, Inc. (see discussion of AmeriSuites Transaction in 1996 Form 10-K), and (3) proceeds of approximately $5.6 million from the financing of furniture, fixtures and equipment.

     The Company currently has a $75.0 million unsecured three-year revolving credit facility with a group of five banks, which became effective April 30, 1997. The interest rate on this credit facility through the third fiscal quarter of 1997 is at the lenders' prime rate plus 0.25%, or two hundred basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDA, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from prime rate plus 0.50% over 175 to 250 basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. The weighted average rate on this facility at October 5, 1997 was 8.00%. The Company pays commitment fees on the unused portion of the facility ranging from 0.20% to 0.50% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, interest coverage and the Senior Leverage Ratio. As of October 5, 1997, the Company had $14.5 million outstanding under this credit facility. In November of 1996 the Company issued $33.2 million in 9.75% Senior Subordinated Notes, due 2006, Series A in the first series of notes issued under a $125 million shelf registration. In September of 1997 the

Company issued $35.0 million of 9.55% Senior Subordinated Notes, due 2007, Series B ("Series B Notes") under the Company's shelf registration. The Company also has a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of October 5, 1997, the Company had $977,000 outstanding under this credit facility.

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

     The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $39.3 million in the first three fiscal quarters of 1997, and $67.9 million in the first three fiscal quarters of 1996.

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


                                ShoLodge, Inc.


     Date:  March 25, 1998      /s/ Leon Moore
                                ----------------------------------------
                                Leon Moore
                                President, Chairman of the Board
                                and Director (Chief Executive Officer)


     Date:  March 25, 1998      /s/ Bob Marlowe
                                ----------------------------------------
                                Bob Marlowe
                                Secretary, Treasurer and Director
                                (Chief Accounting Officer)



     Date:  March 25, 1998      /s/ Michael A. Corbett
                                ----------------------------------------
                                Michael A. Corbett
                                Chief Financial Officer