Form 10-K
period 1997-12-28
SHOLODGE INC
filed 1998-04-14
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      ------------------------------------

For the fiscal year ended December 28, 1997       Commission File Number 0-19840

                      ------------------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                      ------------------------------------

         Tennessee                                              62-1015641
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                         Identification Number)

130 Maple Drive, North, Hendersonville, Tennessee                 37075
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (615) 264-8000

                      ------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on April 9, 1998, was approximately $59,000,000. The market value calculation was determined using the last sale price of registrant's common stock on April 9, 1998, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on April 9, 1998, were 8,255,810.

                       DOCUMENTS INCORPORATED BY REFERENCE


                                   Documents from which portions are
Part of Form 10-K                  incorporated by reference
-----------------                  -----------------------------------------------
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

Part IV                            Registration Statement on Form S-1,
                                   Commission File No. 33-44504.

Part IV                            Registration Statement on Form S-3,
                                   Commission File No. 33-77910.

Part IV                            Registration Statement on Form S-3,
                                   Commission File No. 333-14463

Part IV                            Registration Statement on Form S-8,
                                   filed with the Commission on June 24, 1997

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 17 Sumner Suites are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, New Mexico, Ohio, Tennessee and Texas. The Shoney's Inn lodging system consists of 88 Shoney's Inns Containing approximately 8,800 rooms of which 33 containing approximately 4,000 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

         Sumner Suites hotels are marketed primarily to business travelers and, to a lesser extent, leisure travelers by offering an all-suite setting in a convenient location at an attractive price/value relationship. Sumner Suites offer mid-scale accommodations at rates between $75 and $95 per night and are usually located in or near business or leisure travel destinations in mid-sized and larger metropolitan markets. A typical Sumner Suites contains from 110 to 135 rooms, lounge facilities, meeting rooms, swimming pool and a fitness room, and offers a deluxe continental breakfast.

         The Sumner Suites concept was launched in 1995 with three hotels. From 1990 until 1995, the Company developed and managed 12 mid-scale, all-suites hotels under another brand name before selling its interests in those hotels in March 1995. The Company believes that its experience in developing, constructing and managing mid-scale, all-suites hotels will enable it to expand effectively its development and ownership of the Sumner Suites system. In addition, as Sumner Suites has a limited presence in the marketplace, the Company is utilizing its proprietary reservation system, INNLINK, to further expand awareness of Sumner Suites.

         Shoney's Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney's Inn includes 100 to 125 rooms and, in most cases, meeting rooms. Although Shoney's Inns do not offer full food service, most offer continental breakfast and 77 of the 88 Shoney's Inns are located adjacent or in close proximity to Shoney's restaurants. Management believes that its strategy of locating most of its Shoney's Inns in close proximity to free-standing Shoney's restaurants has given it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

         The Company was incorporated under the laws of the State of Tennessee in 1976.

GROWTH STRATEGY

         The Company's strategy is to increase cash flow and earnings by (i) developing additional Sumner Suites, (ii) increasing REVPAR while maintaining the Company's attractive suite and room price/value relationships and controlling operating costs, and (iii) expanding the Shoney's Inn system through the addition of new franchised units.

         Development of Additional Sumner Suites. The Company intends to continue to develop Sumner Suites in mid-sized and larger metropolitan markets across the United States. In addition to the two Sumner Suites that were opened in December 1995 and a property that was converted to a Sumner Suites in July 1995, the Company developed and opened ten Sumner Suites in fiscal 1996 and four Sumner Suites in fiscal 1997. Currently, ten additional Sumner Suites are scheduled to be open by the end of fiscal 1998, six of which are currently under construction. In addition, the Company has another eight sites under contract for purchase. The Company expects to finance the construction and development of additional Sumner Suites currently under development primarily through a combination of available cash and available credit under the Company's revolving credit facility. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

         Internal Growth. The Company intends to increase cash flow and earnings from its existing hotels through increases in REVPAR while controlling operating costs. The Company seeks to increase REVPAR by increasing average daily room rates and supporting or increasing occupancy rates through targeted marketing and advertising strategies, employing promotional activities in local markets and capitalizing on the Company's proprietary central reservation system. In addition, the Company is committed to sustaining the quality of its properties through an ongoing renovation and maintenance program in order to increase REVPAR. The Company seeks to minimize costs throughout its operations primarily through the use of an in-house development and construction team and increased economies of scale in purchasing.

         Expansion of Shoney's Inn System. The Company is expanding the Shoney's Inn system principally through the addition of new franchises. Four franchised Shoney's Inns were opened in fiscal 1997, four hotels left the Shoney's Inn system and currently six franchised Shoney's Inns are under construction. As of 1997 fiscal year-end, there were 88 Shoney's Inns (of which 31 are Company owned) with a total of 8,826 rooms. Through March 31, 1998, three additional franchised Shoney's Inns have opened, three hotels have left the Shoney's Inn system and the Company has received notice that five other hotels intend to leave the system. The Company targets existing Shoney's Inn franchises, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney's Inns.

SUMNER SUITES CONCEPT

         Sumner Suites are all-suites hotels positioned in the mid-scale segment to appeal primarily to business travelers and, to a lesser extent, leisure travelers. The Sumner Suites hotels are generally located in mid-sized to larger metropolitan markets near business and leisure travel destinations such as business parks, office buildings, local attractions and restaurants. The current daily room rates typically range from $75 to $95; however, room rates vary depending upon a number of factors, including location and competition. For fiscal 1997, the average daily room rate for the Sumner Suites hotels was $71.94.

         The Sumner Suites prototype hotel is a five story, interior corridor, stucco building containing 110 to 135 rooms. The bedroom in each suite is furnished with either a king size bed or two double beds, a night stand, vanity, and closet area, and the sitting area contains a sleeper sofa, a desk, chairs and reading lamps. A kitchenette area includes a sink, refrigerator, microwave oven and cabinets that contain kitchen and cooking utensils. Additional room amenities include new 26 inch remote control color televisions with premium channel selections, in room coffee makers and dual line telephones for computer connections.

         The lobby area of each Sumner Suites hotel features marble floors and seating areas with numerous couches, tables and chairs allowing for informal meeting and lounge space. Adjacent to the seating area is a combination buffet and beverage service area. Each Sumner Suites is equipped with large meeting rooms that can be sectioned to meet individual guests' or groups' needs. An exercise facility and swimming pool are additional features. Guests at the Sumner Suites are offered a wide range of amenities and services, such as deluxe continental breakfast, fitness center, free unlimited local telephone calls, on premises coin operated laundry, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Typically, the Sumner Suites are located near free standing restaurants such as Ruby Tuesday's, Applebee's, Chili's, O'Charley's and Red Lobster. The Company believes that Sumner Suites provides its guests with quality accommodations at an attractive price/value relationship within the all-suites segment.

SHONEY'S INNS CONCEPT

         Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 21 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Seventy-seven of the 88 Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney's Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 1997, the average daily room rate for Company-owned Shoney's Inns was $52.07.

         Historically, the typical Shoney's Inn has been a two story, exterior corridor, brick veneer building with plate glass fronts, containing 100 to 125 rooms. New prototypes for Shoney's Inns include a four story, interior corridor, brick or stucco building containing 100 to 120 rooms as well as smaller prototype buildings containing 80 rooms. In some cases franchisees construct smaller Shoney's Inns. Each room is professionally decorated and is generally furnished with two double beds, a dresser, table and chairs and a color television.

         Amenities featured at most Shoney's Inns include swimming pools, meeting rooms, facsimile machine service and continental breakfast. The Company believes that Shoney's Inns provides its guests with quality accommodations at an attractive price/value relationship within the upper economy segment.

HOTEL CONSTRUCTION AND DEVELOPMENT

         The Company's construction subsidiary has a full time core staff of approximately 145 people who manage, supervise, control and perform the construction of the Company's hotels. Local subcontractors are employed by the Company for most of the major construction components of a new hotel, including plumbing, electrical, and mechanical subcontracts. The Company intends to continue to build its own hotels because it believes that its in-house capabilities provide advantages in controlling costs, quality, and development schedule as compared to using independent contractors. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

         The Company devotes significant resources to the identification and evaluation of potential sites for its hotels. The Company generally targets mid-sized to larger metropolitan markets for locating its Sumner Suites. In identifying cities for possible expansion, the Company typically targets markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process for Sumner Suites focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company focuses on sites for its Shoney's Inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

         The Company anticipates developing Sumner Suites hotels averaging from 110 to 135 suites. Management believes that the development cost of a new Sumner Suites hotel will be approximately $62,000 to $66,000 per suite, depending on the location of the hotel, size of the hotel (number of suites), cost of land, local zoning and permitting costs, construction period and local building costs which are affected by the cost of building materials and construction labor. Based on the Company's experience to date, the capital investment (including land and construction period interest) for a typical 135 suite Sumner Suites is approximately $8.5 million (approximately $63,000 per suite).

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

         Sumner Suites. Marketing of the Sumner Suites brand is targeted primarily towards the business traveler through a variety of efforts. Initially, pre-opening sales calls are made by the general manager and director of sales of each property in the local market area during the 90 days prior to opening. In addition, advertisements are placed in the Hotel Travel Index, a comprehensive listing of hotels worldwide used by travel agents for booking clients into destination cities. Advertising is also placed in local business publications, direct mail to targeted business travel and a comprehensive on-line directory on the worldwide web at www.sumnersuites.com. The Sumner Suites toll-free reservation number, 1-800-74-SUITE, is promoted to the travel agents through advertising and direct mailings. The Company believes that approximately one quarter of all Sumner Suites room sales are booked through the reservation center.

         Shoney's Inns. All Shoney's Inns participate in the "Sho Business" frequent traveler program, entitling members to receive the lowest available corporate rate, complimentary coffee and newspaper, free room upgrades, express check-in and other privileges upon presentation of a membership card. Approximately 9% of the rooms booked through INNLINK for Shoney's Inns during fiscal 1997 have been reserved by guests who are members of the Sho Business program. Historically, the Company has also marketed its hotels directly to businesses whose employees travel in the southeastern United States.

         Additionally, the Company attempts to take advantage of the Shoney's brand name recognition in the over-50 age group and in the package tour market through advertisement in publications targeting such readers and by encouraging franchisee participation in promotional discounts for frequent customers over-50 and for tour operators. The Company's program for the over-50 age group is tied to AARP membership and entitles its members to receive special room rate discounts, complimentary coffee and newspaper and other benefits. The Shoney's Inn system also advertises in Shoney's restaurants, and individual Shoney's Inns are encouraged to participate in joint mailings and other promotions with local Shoney's restaurants.

         The Company annually publishes a Shoney's Inn system directory showing, for each Inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, the services and amenities provided and other relevant information. These directories are distributed in each Shoney's Inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers. The Company also provides a comprehensive on-line directory on the worldwide web at www.shoneysinns.com.

         Many properties have a full-time director of sales whose responsibilities include local marketing and direct and group sales. At the corporate level, a Director of Marketing oversees national marketing plans and provides marketing support for each corporate and franchised property. The Director of Marketing also oversees management of the Shoney's Inn national advertising fund, into which all Shoney's Inns pay 1% of revenue to support national marketing efforts such as the annual system directory and national advertising (e.g. USA Today, Reader's Digest, Compass Travel Directory inserts).

         Travel Agents. The Company has a policy of paying to travel agents a commission, standard in the hotel industry, on all revenue booked by them. The Company, with respect to all Sumner Suites and both owned and franchised Shoney's Inns, has joined the TACS-Lite Program run by Citibank. TACS-Lite (Travel Agent Commission Settlement) is a program where each hotel property reports to the Company each week by fax (or by electronic transmission if capable) all of its room sales generated through travel agents. The Company in turn forwards this information to Citibank which automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a Shoney's Inn or Sumner Suite knowing that their commissions will be paid by Citibank without the travel agent having to go to the trouble and expense of billing each separate location.

LODGING OPERATIONS

         Hotel Management. Overall hotel operations are the responsibility of the Director of Operations for Shoney's Inns and the Vice President of Operations for Sumner Suites. Shoney's Inns and Sumner Suites are further managed by regional managers, who directly supervise the general managers of each property. The general manager of each Shoney's Inns or Sumner Suites is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property's operating budget and is held accountable for meeting the goals and objectives of the hotel.

         Reservation System. The Company's proprietary central reservation system, INNLINK, provides important support for the room reservation process for both Sumner Suites and Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Country Hearth Inns, Key West Inns and Wilson Inns & Hotels. INNLINK operates 24 hours a day, 7 days a week. The INNLINK system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-222-2222 for Shoney's Inns and 1-800-74-SUITE for Sumner Suites. Electronically, INNLINK is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 28% and 17% of room sales for Sumner Suites and Shoney's Inns, respectively, are made through INNLINK.

         Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each Shoney's Inn in the Shoney's Inn system for compliance with facility and service standards. The Company also conducts unannounced visits by unidentified "guests" who report on the quality of services at individual hotels. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned Shoney's Inns after approximately seven years of operation and expects a similar renovation schedule for Sumner Suites. During fiscal 1997 the Company completed full or partial renovations of eleven Company-owned Shoney's Inns and is in the process of completing the renovations of two additional Shoney's Inns that will be completed in fiscal 1998.

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

FRANCHISE OPERATIONS

         Franchise Sales. The Company markets the Shoney's Inn franchise principally to existing Shoney's Inn franchisees, other hotel brand developers and other prospects known through management's contacts in the lodging industry. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

         Management believes that the Company attracts potential new franchisees by offering a comparable level of franchisee support services at a lower price than its competitors. Management periodically monitors the initial fee, royalty fee, advertising fee, reservation fee and other charges imposed by other franchisors with whom the Company competes and believes that the fees charged by the Company are competitive and, in most cases, lower than such other franchisors.

         Fees. Under the standard Shoney's Inn franchise arrangement offered to prospective franchisees, a potential franchisee pays a $2,500 application fee. Upon approval of the application, the Company and the franchisee enter into a 20-year license agreement, and the franchisee generally pays a license fee equal to the greater of $250 per room or $15,000. The application fee is applied against the license fee.

         Under the standard Shoney's Inn franchise arrangement offered to prospective franchisees, the franchisee pays monthly royalties of 3.5% of the licensed hotel's gross sales during the term of the license agreement. Additionally, a marketing cooperative fee of 1% of gross sales and a fee for participation in the Shoney's Inn central reservation system of 1% of gross sales are charged.

         Franchisee Services. Management believes that the support the Company offers to franchisees is a significant factor in determining its success as a franchisor and that the Company's successful record as a Shoney's Inn builder, owner and operator evidences valuable experience and abilities which can enhance the franchisee support function. As franchisor, the Company draws on its own operational experience to assist franchisees.

         Once a Shoney's Inn is constructed, the Company requires the franchisee to send the site general manager to a management training class conducted by the Company covering topics including human resources, sales and marketing, yield management and cost controls. The Company also makes available some of the most successful Company-owned Shoney's Inns as training centers. Currently the Company does not charge for the training program but reserves the right to do so in the future.

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

LICENSE AGREEMENT WITH SHONEY'S

     Under the License Agreement with Shoney's, Inc., the Company acts as exclusive franchisor of Shoney's Inns and has certain rights to use and to license the use of the service marks "Shoney's Inn" and "Shoney's Inn & Suites" in connection with lodging operations. Under the License Agreement, Shoney's retains certain rights, including the right to approve the styles, shapes, colors and forms in which the "Shoney's Inn" and "Shoney's Inn & Suites" marks are displayed, the nature and extent of on-site food and beverage service and the terms of franchise agreements (other than the maximum fees and other financial terms). Further, Shoney's retains the right to terminate the License Agreement under limited circumstances, including the bankruptcy of the Company, the failure to comply with the terms of the License Agreement and the failure to desist from conduct likely to impair Shoney's goodwill and reputation.

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

LODGING INDUSTRY

         Smith Travel Research divides lodging chains into various segments based on price. Shoney's Inns would be included in the economy segment. Sumner Suites would be included in the mid-scale (without food and beverage) segment, although because the average daily room rate at Sumner Suites exceeds $75.00, the Sumner Suites could be included in the upscale segment.

         The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

                                                                          AVERAGE                        AVERAGE DAILY
                                          REVPAR                       OCCUPANCY RATE                     ROOM RATE (1)
                           --------------------------------- --------------------------------- -------------------------------
                              1995       1996        1997       1995       1996        1997       1995       1996        1997
                           ----------  ---------  ---------- ----------  ---------  ---------- ----------  ---------  --------
Industry-wide.............   $43.48     $46.24      $48.68      65.2%      65.1%      %64.6      $66.72     $71.00      $75.30
Economy segment...........    24.65      25.01       25.17      61.3       59.7        58.1       40.25      41.89       43.33
Mid-scale (w/o food and
   beverage)  segment.....    36.91      38.32       39.77      70.2       68.5        67.5       52.56      55.96       58.94
Upscale segment...........    56.44      60.70       63.97      72.3       72.4        71.9       78.06      83.80       88.94
All Shoney's Inns.........    28.09      28.18       28.00      64.9       61.5        59.2       43.28      45.86       47.30
Company-owned Shoney's
   Inns...................    30.97      31.41       30.83      64.3       61.1        59.2       48.17      51.45       52.07
Same hotel Sumner
   Suites (2).............    N/A        42.26       49.04      N/A        54.5        61.9       N/A        77.55       79.22
All Sumner Suites (2).....    N/A        36.05       41.66      N/A        48.4        57.9       N/A        74.55       71.94

(1)      Room revenues divided by the number of rented rooms.
(2) Information with respect to Sumner Suites is unavailable or not meaningful prior to 1996, as two of the first three Sumner Suites hotels did not open until late 1995.

Source: Smith Travel Research, Standard Historical Trend Report for years ended 1995, 1996 and 1997, for industry wide, economy, mid-scale (w/o food and beverage) and upscale lodging chains, and the Company's internal data for all Shoney's Inns and Sumner Suites statistics.

COMPETITION

         The lodging industry is highly competitive. In franchising the Shoney's Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney's Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodges. The Company's Sumner Suites hotels experience competition from chains such as Embassy Suites, Hampton Inns, Residence Inn, Courtyard by Marriott, Quality Suites, AmeriSuites and Comfort Suites. Each of the Company's hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

SERVICE MARKS

         The Company has the right to use the "Shoney's Inn" and "Shoney's Inns & Suites" service marks in its lodging operations under its License Agreement with Shoney's (See "License Agreement with Shoney's," above). The "Shoney's Inn" and "Shoney's Inns and Suites" marks may not be used in certain limited areas in southern and western Virginia and in northeastern Tennessee; however, the Company does not believe that these limitations are material to its present business or its expansion strategy. The Company believes that its ability to use the Shoney's marks is material to its business. The Company has registered the service mark "INNLINK," which it uses in connection with its reservation system, with the United States Patent and Trademark Office. The Company has applied to register the service mark "Sumner Suites" with the United States Patent and Trademark Office.

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

EMPLOYEES

         As of December 28, 1997 the Company had approximately 1,785 employees, including approximately 113 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM     2. PROPERTIES.

         The Company's corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and food services. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company's currently anticipated needs.

         Approximately 28 of the 48 Company-owned hotels are located on sites owned by the Company or a partnership in which the Company holds a majority interest. The remaining hotels are located on sites that are leased pursuant to long-term leases.

ITEM     3. LEGAL PROCEEDINGS.

         The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any material legal action pending or threatened against it, except for the following:

         Frank Rudy Heirs Associates, et. al. v. Moore and Associates, Inc., Leon Moore and Gulf Coast Development, Inc., was filed in the Chancery Court for Davidson County, Tennessee (93- 2957-II) on October 8, 1994. The plaintiff, a limited partner in one of the Company's partnerships, claims, among other things, that the Company breached the partnership agreement by not offering the partnership the right to participate in the profits from the management of a neighboring AmeriSuites hotel. In February 1995, the court entered summary judgment in favor of the plaintiff on this claim and referred the issue of damages to a special master of the court. In November 1995, the special master issued her report finding damages on this claim payable to the partnership (of which the Company is a 60% partner) in the amount of approximately $3.0 million. The report of the special master was confirmed by the court in December 1995 and the Company subsequently appealed the judgment in March 1996. In March 1997, the Court of Appeals reversed the trial court's ruling in favor of the plaintiff, vacated the judgment against the Company and remanded the case to the trial court to enter summary judgment on this claim in favor of the Company. The plaintiff filed an application for permission to appeal to the Supreme Court of Tennessee but the court has refused to grant such permission. In May 1997, the trial court granted summary judgment in favor of the Company on five additional claims that were made by the plaintiff. The trial of the remaining issues was held in December 1997. On March 4, 1998, the trial court found in favor of the Company as to each of the issues for which a trial was held. It is likely that the plaintiff will appeal. The Company currently does not anticipate that the pending litigation will have any material adverse effect on the Company.

         Tri-State Inns, Inc. and Motels of America, Inc. v. ShoLodge Franchise Systems, Inc., Superior Court of Liberty County, Georgia, Civil Action File No. 97-V-00591. In this action, Tri-State Inns, Inc., the franchisee of the Shoney's Inn located in Hinesville, Georgia, originally sought to be discharged, relieved and excused of any future performance under the License Agreement relating to such Shoney's Inn, and Motels of America, Inc. sought to be discharged, relieved and excused of any further performance under a Guaranty Agreement whereby the obligations of Tri-State Inns, Inc. under such License Agreement were guaranteed by Motels of America, Inc., or in the alternative compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. This action was removed to the U.S. District Court for the Southern District of Georgia, Case No. CV- 497-129. Subsequent to removal, the action was thereafter transferred to the U.S. District Court for the Middle District of Tennessee, where it is now pending as Civil Action No. 3-98-0028. On December 19, 1997, the plaintiffs filed a Second Amended Complaint in which they sought to be relieved of obligations not simply as to the Hinesville Shoney's Inn but also with regard to 13 other license agreements between plaintiffs and the Company. In the alternative, the plaintiffs seek an as yet undisclosed amount in compensatory damages. The case is currently in the discovery stage. The Company intends to continue to defend the case vigorously.

         Lorraine Donergue v. ShoLodge, Inc., et al., Case No. 3-98-0295, United States District Court for the Middle District of Tennessee. On March 31, 1998, the Company was named as a defendant in a purported class action lawsuit filed by Lorraine Donergue, who claims to be a shareholder of the Company. The lawsuit alleges that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by issuing allegedly false and misleading statements and financial information to the investing public during 1997. The lawsuit also names as defendants three of the Company's officers, Leon Moore, Bob Marlowe, and Michael
A. Corbett. The plaintiff seeks
an unspecified amount of damages. The Company has not yet filed a response to the lawsuit but intends to defend the case vigorously.

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


                   FISCAL 1996                       HIGH                              LOW
                   -----------                       ----                              ---
First Quarter....................................   $13 1/4                          $ 9 1/2
Second Quarter...................................    15 1/2                           10
Third Quarter....................................    14 1/4                           10 1/2
Fourth Quarter...................................    15 1/2                           12 1/4


                   FISCAL 1997                       HIGH                              LOW
                   -----------                       ----                              ---
First Quarter ...................................    14                               11 1/2
Second Quarter...................................    15                               11
Third Quarter ...................................    16 7/8                           13
Fourth Quarter...................................    18                               14 1/2

                   FISCAL 1998                       HIGH                              LOW
                   -----------                       ----                              ---
First Quarter (through April 9, 1998)............    16 1/2                            7 7/8

         On April 9, 1998, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $10.00 per share. As of April 9, 1998, there were approximately 63 holders of record of the Company's Common Stock and approximately 1,300 beneficial owners.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and does not therefore anticipate paying any cash dividends in the foreseeable future. The Company's primary revolving credit agreements prohibit the payment of dividends without the lender's consent.

         The Company declared a five-to-four stock split of its Common Stock to be effected as a 25% stock dividend which was payable on May 14, 1993 to those shareholders of record on April 30, 1993. The Company more recently declared a four-to-three stock split of its Common Stock to be effected as a 33 1/3% stock dividend payable on March 28, 1994 to the shareholders of record on March 14, 1994.

ITEM 6.  SELECTED FINANCIAL DATA.

                  The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 28, 1997 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the two fiscal years ended December 29, 1996 and December 28, 1997, which have been audited by Deloitte & Touche LLP, independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                         SHOLODGE, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA


                                                                                             FISCAL YEAR ENDED
                                                                         --------------------------------------------------------
                                                                         DECEMBER    DECEMBER    DECEMBER    DECEMBER    DECEMBER
                                                                            26,         25,         31,         29,         28,
                                                                           1993        1994        1995        1996        1997
                                                                         --------------------------------------------------------
REVENUES:
   HOTEL                                                                 $ 29,890    $ 36,440    $ 44,144    $ 57,528    $ 71,945
   CONSTRUCTION AND DEVELOPMENT                                                 0       6,213       9,214         890           0
   CONSTRUCTION AND DEVELOPMENT - OTHER                                         0           0      14,827         775           0
   FRANCHISING                                                              2,079       2,623       2,917       4,105       3,025
   MANAGEMENT                                                                 979         916       3,300         185         139
   SALE OF HOTELS                                                           9,080      17,366       6,174           0           0
   PROFITS NOT RECOGNIZED ON INSTALLMENT SALES                             (1,295)     (2,782)     (1,956)          0           0
                                                                         --------------------------------------------------------
              TOTAL OPERATING REVENUES                                     40,733      60,776      78,620      63,483      75,109

COSTS AND EXPENSES:
   OPERATING EXPENSES:
      HOTEL                                                                16,364      20,211      25,178      30,998      42,988
      CONSTRUCTION AND DEVELOPMENT                                              0       5,242      10,096       1,200           0
      FRANCHISING                                                           2,153       2,475       2,861       3,255       2,301
      COST OF HOTELS SOLD                                                   7,785      14,584       4,218           0           0
                                                                         --------------------------------------------------------
              TOTAL OPERATING EXPENSES                                     26,302      42,512      42,353      35,453      45,289
                                                                         --------------------------------------------------------
                 GROSS OPERATING PROFIT                                    14,431      18,264      36,267      28,030      29,820

   GENERAL AND ADMINISTRATIVE                                               1,349       1,378       1,929       2,158       3,953
   RENT EXPENSE                                                               678         727         784         861       1,991
   DEPRECIATION AND AMORTIZATION                                            3,129       3,831       5,272       7,863      10,376
                                                                         --------------------------------------------------------
                 OPERATING PROFIT                                           9,275      12,328      28,282      17,148      13,500

OTHER INCOME AND EXPENSES:
   INTEREST EXPENSE                                                         4,803       5,777       6,222       4,605      11,298
   INTEREST INCOME                                                          3,345       5,311       5,815       1,391       1,762
                                                                         --------------------------------------------------------
      NET INTEREST EXPENSE                                                  1,458         466         407       3,214       9,536
   OTHER INCOME                                                             1,012       1,263         765       1,559       4,656
                                                                         --------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
    MINORITY INTEREST, EXTRAORDINARY ITEMS, AND
      CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                      8,829      13,125      28,640      15,493       8,620

INCOME TAXES                                                                3,077       4,838      10,529       5,598       2,259

MINORITY INTEREST IN EARNINGS OF CONSOL-
   IDATED SUBSIDIARIES & PARTNERSHIPS                                         513         294         351         423         173
                                                                         --------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING POLICY                                             5,239       7,993      17,760       9,472       6,188

DISCONTINUED OPERATIONS:
   INCOME (LOSS) FROM OPERATIONS OF RESTAURANT
      SUBSIDIARY DISPOSED OF, NET OF APPLICABLE
        INCOME TAXES & MINORITY INTEREST                                      (41)         18         (75)          0           0
   GAIN ON DISPOSAL OF DISCONTINUED BUSINESS
       SEGMENT, NET OF INCOME TAX EFFECT                                                                           25         526

      EXTRAORDINARY LOSSES, NET OF INCOME TAX BENEFIT                           0         215         708           0         186

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   POLICY, NET OF INCOME TAX EFFECT                                                                                        (1,164)
                                                                         --------------------------------------------------------
NET EARNINGS                                                             $  5,198    $  7,796    $ 16,977    $  9,497    $  5,364
                                                                         ========================================================
EARNINGS PER COMMON SHARE

  BASIC:
        EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS
            AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY         $   0.70    $   0.97    $   2.16    $   1.15    $   0.75
                                                                         ========================================================
        NET EARNINGS                                                     $   0.69    $   0.95    $   2.06    $   1.15    $   0.65
                                                                         ========================================================
  DILUTED:
        EARNINGS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEMS
            AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY         $   0.67    $   0.80    $   1.87    $   1.12    $   0.74
                                                                         ========================================================
        NET EARNINGS                                                     $   0.66    $   0.78    $   1.80    $   1.12    $   0.64
                                                                         ========================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        BASIC                                                               7,534       8,203       8,227       8,232       8,245
                                                                         ========================================================
        DILUTED                                                             7,872       9,946      10,842      10,757       8,415
                                                                         ========================================================
BALANCE SHEET DATA:

   WORKING CAPITAL                                                           (370)   $    714    $  4,786    $(21,745)   $ 54,120

   TOTAL ASSETS                                                           120,486     180,391     220,790     263,709     299,877

   LONG-TERM DEBT AND CAPITALIZED LEASES                                   52,020      87,739      89,343     138,794     154,638

   SHAREHOLDERS' EQUITY                                                    54,883      65,158      82,737      89,736      95,352

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW

            The Company derives revenue primarily from hotel room sales at its Sumner Suites and Company-owned Shoney's Inn hotels. Through March 1995, the Company managed AmeriSuites hotels and earned management fees for such services. The Company also receives management fees for services it performs for two franchised Shoney's Inns. The Company derives additional revenue from franchise fees it receives as the exclusive franchisor of Shoney's Inns.

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

            During first quarter of fiscal 1996, the Company sold its 60% ownership in five restaurants to the 40% owner for a note receivable. The income or loss from restaurant operations for each of the reported periods is reported as discontinued operations net of applicable income taxes and minority interest. The Company initially deferred recognition of the gain from the sale of this segment until further principal payments on the note were received. In fiscal 1996 $40,000 of this gain was recognized and in fiscal 1997, the remaining $813,000 was recognized as gain on disposal of discontinued business segment.

            The Company's hotel operations have historically been seasonal in nature, reflecting higher occupancy rates during spring and summer months, which may be expected to cause fluctuations in the Company's quarterly revenues and earnings from hotel operations. The Company's fiscal year ends on the last Sunday of the calendar year. This resulted in fiscal 1995 consisting of 53 weeks as compared with 52 weeks in fiscal 1996 and 1997.

      The Company has elected to make a change in accounting for pre-opening costs effective with the beginning of its 1997 fiscal year to reflect the preferable method of expensing pre-opening costs as incurred, rather than capitalizing those expenditures and amortizing them over a three-year period. The cumulative effect of this accounting change for periods prior to 1997 recognized in 1997, net of income tax effect, is a reduction in net earnings of $1,164,000, or $0.14 per share. The pro forma effect of this change in accounting for pre-opening costs on 1995 and 1996 would be to increase hotel operating expenses by $462,000 and $1,265,000, respectively, for expensing these costs as incurred, and to reduce depreciation and amortization expense for 1995 and 1996 by $356,000 and $550,000, respectively.

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

                                                                                           FISCAL YEAR ENDED
                                                                                   ---------------------------------
                                                                                   DECEMBER     DECEMBER    DECEMBER
                                                                                      31,          29,         28,
                                                                                   ---------------------------------
                                                                                     1995         1996        1997
                                                                                   ---------------------------------
Revenues:
   Hotel                                                                             56.1%        90.6%       95.8%
   Construction and development                                                      11.7%         1.4%        0.0%
   Construction and development - other                                              18.9%         1.2%        0.0%
   Franchising                                                                        3.7%         6.5%        4.0%
   Management                                                                         4.2%         0.3%        0.2%
   Sale of Hotels                                                                     7.9%         0.0%        0.0%
   Profits not recognized on installment sales                                       (2.5)%        0.0%        0.0%
                                                                                    ------------------------------
           Total operating revenues                                                 100.0%       100.0%      100.0%
Costs and Expenses:
   Operating expenses:
      Hotel                                                                          32.0%        48.8%       57.2%
      Construction and development                                                   12.8%         1.9%        0.0%
      Franchising                                                                     3.6%         5.1%        3.1%
      Cost of hotels sold                                                             5.4%         0.0%        0.0%
                                                                                    ------------------------------
           Total operating expenses                                                  53.9%        55.8%       60.3%
                                                                                    ------------------------------
              Gross operating profit                                                 46.1%        44.2%       39.7%
   General and administrative                                                         2.5%         3.4%        5.3%
   Depreciation and amortization                                                      6.7%        12.4%       13.8%
   Rent expense                                                                       1.0%         1.4%        2.7%
                                                                                    ------------------------------
              Operating profit                                                       36.0%        27.0%       18.0%
Other Income and Expenses:
   Interest expense                                                                   7.9%         7.3%       15.0%
   Interest income                                                                    7.4%         2.2%        2.3%
                                                                                    ------------------------------
      Net interest expense                                                            0.5%         5.1%       12.7%
   Other income                                                                       1.0%         2.5%        6.2%
                                                                                    ------------------------------
Earnings from Continuing Operations Before Income Taxes,
   Minority Interest, Extraordinary Items and Cumulative
     Effect of Change in Accounting Policy                                           36.4%        24.4%       11.5%
Income Taxes                                                                         13.4%         8.8%        3.0%
Minority Interest in Earnings of Consolidated Subsidiaries
    and Partnerships                                                                  0.4%         0.7%        0.2%
                                                                                    ------------------------------
Earnings from Continuing Operations Before Extraordinary Items
   and Cumulative Effect of Change in Accounting Policy                              22.6%        14.9%        8.2%
Discontinued Operations:
   Income (Loss) From Operations of Restaurant Subsidiary
      Disposed of, net of applicable income taxes and minority interest              (0.1)%        0.0%        0.0%
   Gain on disposal of discontinued business segment, net of income tax effect        0.0%         0.0%        0.7%
Extraordinary Losses, net of income tax benefit                                       0.9%         0.0%        0.2%
Cumulative Effect of Change in Accounting Policy, net of
   income tax effect                                                                                          (1.5)%
                                                                                    ==============================
Net earnings                                                                         21.6%        15.0%        7.1%
                                                                                    ==============================

For the Fiscal Years Ended December 28, 1997 and December 29, 1996

         For the fiscal year ended December 28, 1997, total operating revenues increased 18.3% to $75.1 million from $63.5 million for the fiscal year ended December 29, 1996.

         Revenues from hotel operations in fiscal 1997 increased 25.1% to $71.9 million from $57.5 million for fiscal 1996. This increase resulted primarily from more available hotel rooms in 1997 as compared to fiscal 1996. Sixteen hotels which opened during fiscal 1996 and fiscal 1997 contributed $15.4 million more to room revenues in fiscal 1997 than in fiscal 1996. Two Shoney's Inns were opened in the first quarter of 1996; the remaining 14 hotels opened during 1996 and 1997 were Sumner Suites hotels. All-Hotels RevPAR (revenue per available room) from the 17 Sumner Suites hotels increased by $5.61, or 15.6%, from $36.05 in 1996 to $41.66 in 1997. Same-Hotels RevPAR from the Sumner Suites hotels increased by $6.78, or 16.1%, from $42.24 in 1996 to $49.02 in 1997. RevPAR for the Company-owned Shoney's Inns declined slightly from $31.41 in 1996 to $30.83 in 1997.

         There were no revenues from construction and development activities during 1997 compared with $1.7 million in 1996. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. Only one outside construction project was finished in early 1996 and the balance of construction and development-other related to the AmeriSuites Transaction (discussed in the overview) was earned in 1996. No outside construction contracts are currently in progress nor planned at present.

         Franchise revenues in fiscal 1997 declined 26.3% to $3.0 million from $4.1 million in fiscal 1996. The decrease was due primarily to the cancellation of reservation services by two hotel chains in the first quarter of 1997 and to a decrease of $315,000 in initial franchise fee revenue from 1996 to 1997. Initial franchise fees may vary widely from year to year. At the end of fiscal 1997 there were 57 franchised Shoney's Inns in operation. One franchisee has given the Company notice of cancellation of license agreements on 14 Shoney's Inns; therefore, future franchise revenues could be negatively impacted by the potential loss of these franchises. Management Fee revenue in fiscal 1997 decreased 25.2% to $139,000 from $185,000 in fiscal 1996, due to the cancellation of one management contract on one hotel in the third quarter of 1996.

         Hotel operating expenses for fiscal 1997 increased by 38.7% to $43.0 million from $31.0 million in fiscal 1996. Operating expenses of the 32 Shoney's Inns increased by $1.9 million in 1997 over 1996 even though revenues from these Inns declined by $1.3 million. The gross operating profit margin on these 32 Inns declined from 46.6% in 1996 to 40.7% in 1997. The increases in operating expenses which accounted for the negative impact on profit margin were primarily in the areas of real estate taxes, insurance, advertising, complimentary food and beverage, and payroll related expenses. Operating expenses of the same-hotel Sumner Suites increased by $277,000 due primarily to the $557,000 increase in hotel revenues. The gross profit margin on these same-hotels increased from 46.0% in 1996 to 46.4% in 1997. All 17 Sumner Suites hotels reflected an increase in hotel operating expenses of $10.1 million from $6.3 million in 1996 to $16.4 million in 1997, due primarily to the $15.8 million increase in revenues from these properties. The 14 non-same Sumner Suites hotels (those not open for the full year in both 1996 and 1997) reduced the gross operating profit margin on all Sumner Suites hotels from 44.4% in 1996 to 39.5% in 1997. The change in accounting for pre-opening costs effective with the 1997 fiscal year to expense these costs as incurred versus the capitalization of such costs in 1996 and prior years, accounted for $664,000 of the increase in hotel operating expenses in 1997 over 1996. This negatively impacted the gross profit margin on all-hotel Sumner Suites by 2.4 percentage points, or approximately 50% of the total decline in gross profit margin from 1996 to 1997.

         There were no costs and expenses of construction and development in 1997 as there were no outside construction contracts, compared with $1.2 million in 1996 as one outside construction contract was completed early in the year.

         Franchising operating expenses for 1997 decreased 29.3% to $2.3 million from $3.3 million in 1996. The primary reason for this decrease was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's, Inc. The reduction of this royalty fee expense from 1996 to 1997 was $758,000. The balance of the reduction in franchise operating expenses from 1996 to 1997 was due primarily to reduced expenses associated with loss of revenues from the cancellation of reservation services by two hotel chains in the first quarter of 1997.

         General and administrative expense increased 83.2% to $4.0 million in fiscal 1997 from $2.2 million in 1996. This increase was due primarily to an increase in professional fees, payroll costs, insurance, internal development expenses, and taxes other than income taxes.

         Depreciation and amortization expense increased by 32.0% to $10.4 million in fiscal 1997 from $7.9 million in fiscal 1996, due primarily to the 16 hotels opened during fiscal 1996 and fiscal 1997. This increase was partially offset by the effect of the change in accounting for pre-opening costs in 1997 to expense these costs as incurred. Consequently there was no pre-opening cost amortization in 1997 versus $550,000 reported for 1996.

         Rent expense increased from $861,000 in 1996 to $2.0 million in 1997. The $1.1 million increase was due entirely to a sale/leaseback transaction on 14 of the Company's Sumner Suites hotels in the fourth quarter of 1997. Net rent expense on these 14 hotels is currently at a rate of approximately $9.0 million per year.

         For 1997, interest expense and interest income increased $6.7 million and $371,000, respectively, from 1996, resulting in an increase in net interest expense of $6.3 million. The increase in interest expense resulted primarily from the additional borrowings incurred for the 16 hotels opened in 1996 and 1997.

         Other income in fiscal 1997 increased by $3.1 million over fiscal 1996, from $1.6 million to $4.7 million. The increase was due primarily to gains of $1.6 million relating to the sale of excess land and $2.2 million relating to the sale of one hotel in 1997, compared with only $340,000 from the sale of excess land in 1996. Minority interests in earnings and losses of consolidated subsidiaries and partnerships decreased $250,000 in 1997 compared with 1996, due to less profitable consolidated entities which include minority ownership, the write-off of a $72,000 minority interest receivable in 1997, and the recovery of fees and expenses from a subsidiary partnership in 1997.

         The lower effective income tax rate in 1997 is due primarily to refunds of prior years' state taxes.

         The gain on disposal of a discontinued business segment in 1997 was the result of the recognition of previously deferred profit from the sale of the Company's 60% interest in a restaurant subsidiary to the then 40% owner.

         The extraordinary loss on early extinguishment of debt in 1997 was due to approximately $10.5 million of equipment loans being paid off in connection with the sale/leaseback transaction with a real estate investment trust. The cumulative effect of a change in accounting principle represents the write-off of the unamortized balance of previously capitalized pre-opening costs as of the beginning of the 1997 fiscal year. Beginning with 1997, these costs are expensed as incurred.


For the Fiscal Years Ended December 29, 1996 and December 31, 1995

         For the fiscal year ended December 29, 1996, total operating revenues declined 19.3% to $63.5 million from $78.6 million for the fiscal year ended December 31, 1995. However, revenues in fiscal 1995 included $21.9 million from the AmeriSuites Transaction, in contrast to only $775,000 from this source in fiscal 1996. Exclusive of the AmeriSuites Transaction, total revenues increased by $6.0 million, or 10.6%, from $56.7 million in fiscal 1995 to $62.7 million in fiscal 1996.

         Revenues from hotel operations in fiscal 1996 increased 30.3% to $57.5 million from $44.1 million for fiscal 1995. This increase resulted primarily from more hotels being operated in fiscal 1996 as compared to fiscal 1995. Sixteen hotels which opened during fiscal 1995 and fiscal 1996 contributed $14.3 million more to revenues in fiscal 1996 than in fiscal 1995. One hotel which was sold during 1995, contributed $549,000 to hotel revenues in that year. Revenues from the 29 same-hotels declined slightly to $42.0 million in fiscal 1996 from $42.4 million in fiscal 1995. Average daily room rates from same-hotels increased 5.1% to $50.66 in fiscal 1996 from $48.18 in fiscal 1995, and average occupancy rates on these hotels decreased to 61.7% in fiscal 1996 from 64.5% in fiscal 1995. For all 45 hotels owned at the end of fiscal 1996, total revenues increased 32.0% to $57.5 million in fiscal 1996 from $43.6 million in fiscal 1995. These hotels reflected an increase of 12.8% in average daily room rates to $54.69 in fiscal 1996 from $48.49 in fiscal 1995, and average occupancy rates on these hotels declined to 58.9% in fiscal 1996 from 64.1% in fiscal 1995.

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

         Revenues from Construction and development-other of $14.8 million in fiscal 1995, resulted from recognizing, in connection with the consummation of the AmeriSuites Transaction, profits deferred from fiscal 1993 and fiscal 1994 relating to the development and management of hotels for Suites of America. The Company's relationship with Suites of America ended on March 31, 1995, allowing portion of the previously deferred construction profit to be recognized in the first fiscal quarter of 1995. Additional previously deferred construction profit was recognized throughout fiscal 1995, with the final $775,000 recognized in 1996, when the balance of the note receivable from Suites of America was collected.

         Revenue from the sale of hotels in 1995 was $4.2 million, net of profits not recognized on installment sales of $2.0 million, representing the sale of one hotel in 1995 in conjunction with the AmeriSuites Transaction. These net revenues were offset by the cost of hotels sold, resulting in no gross operating profit from these transactions.

         Franchise revenues in fiscal 1996 increased 40.7% to $4.1 million from $2.9 million in fiscal 1995, as a result of an increase in the number of Shoney's Inn franchises sold, combined with franchisees' increased hotel revenues upon which royalty and reservation fees are based. At the end of fiscal 1996 there were 56 franchised Shoney's Inns in operation compared with 50 at the end of fiscal 1995. Management fee revenue in fiscal 1996 decreased to $185,000 from $3.3 million in fiscal 1995, due to the cancellation of management contracts on 11 hotels on March 31, 1995 as a part of the AmeriSuites Transaction, and to the cancellation of a management contract on one franchised Shoney's Inn in 1996. $2.9 million of the management revenue in 1995 had been previously deferred to 1995 when it was recognized in connection with the consummation of the AmeriSuite Transaction on March 31, 1995.

         Hotel operating expenses for fiscal 1996 increased by 23.1% to $31.0 million from $25.2 million in fiscal 1995. The 16 hotels opened during fiscal 1995 and fiscal 1996, which were not in operation during the full year in either fiscal 1995 or fiscal 1996, accounted for $7.6 million of the total increase. Additionally, operating expenses for the 29 hotels operating for all of both years declined by $1.4 million, and operating expenses on the hotel sold during the first fiscal quarter of 1995 declined by $400,000. These increases and decreases in operating costs and expenses are related to the corresponding increases and decreases in operating revenues on these hotels. The resulting gross profit margin on the hotels operating for all of both years increased from 42.8% in fiscal 1995 to 45.7% in fiscal 1996.

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

         Depreciation and amortization expense increased by 49.1% to $7.9 million in fiscal 1996 from $5.3 million in fiscal 1995, due primarily to the 16 hotels opened during fiscal 1995 and fiscal 1996. Rent expense increased 9.9% in 1996 over 1995 due primarily to rent paid based upon the financial performance of certain hotels.

         For 1996, interest expense and interest income decreased $1.6 million and $4.4 million, respectively, from 1995, resulting in an increase in net interest expense of $2.8 million. The decrease in interest income resulted primarily from the collection of the balance of first mortgage notes receivable of approximately $44 million from Suites of America in the first quarter of 1996, which resulted in a reduction of interest income for 1996 of $4.2 million. The proceeds were used to reduce outstanding debt, significantly reducing interest expense for 1996 as compared to 1995. Additional borrowings to fund new hotels opened in 1996, however, offset a portion of this reduced interest expense.

         Other income in fiscal 1996 increased to $1.6 million from $765,000 in fiscal 1995. The $834,000 increase was due to gains on the sale of securities available for sale and to a gain on the sale of excess land acquired for the development of a Company owned hotel.

         The loss from discontinued operations, net of applicable income taxes and minority interest, in 1995 resulted from the Company's sale of its 60% interest in a restaurant subsidiary in the first quarter of 1996 to Mr. Don Knight, previously the 40% owner. Also, during fiscal 1996, a gain of $40,000 was recognized on the disposal of discontinued business segment. The extraordinary loss, net of income tax benefit, in 1995 represents the extraordinary non-cash write-off of unamortized deferred financing costs, and early redemption premiums paid, associated with the refinancing of certain indebtedness during 1995.

Liquidity and Capital Resources

         The Company's cash flows used in operating activities were $2.4 million in 1997, compared with $15.8 million provided by operating activities in 1996 and $31.6 million provided in 1995. Fiscal 1995 was unusually high due to the AmeriSuites Transaction discussed above. A large payment of estimated income taxes in the fourth quarter of 1997 on taxable income on the sale/leaseback transaction, most of which does not constitute earnings in 1997 for financial statement purposes, resulted in a use of cash from operating activities. Deferred income taxes positively impacted cash flow by $6.9 million in fiscal 1995, due to the AmeriSuites Transaction. The $6.1 million in income taxes receivable in fiscal 1997 was due primarily to the overpayment of state and federal taxes totaling $6.1 million at fiscal year-end 1997, for which refunds are expected to be received in 1998. The decrease in accounts payable and accrued expenses in fiscal 1997 of $1.1 million contrasted to an increase in fiscal 1996 of $4.3 million, accounting for a total reduction in operating cash flows of $5.4 million from this source from fiscal 1996 to fiscal 1997.

         The Company's cash flows provided by investing activities were $56.9 million in fiscal 1997, in contrast to cash flows used in investing activities of $41.0 million in fiscal 1996 and $47.9 million in fiscal 1995. The increase of $97.9 million in cash provided by investing activities in fiscal 1997 over fiscal 1996 was due primarily to the sale/leaseback of 14 hotels in 1997, of which net proceeds approximated $137.0 million. An additional $4.9 million in 1997 was provided from the sale of one other hotel and excess land. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $55.9 million in 1997, $86.6 million in 1996, and $56.2 million in 1995. The $44.1 million repayment from related parties in 1996 represented the collection by the Company of the balance of notes receivable from Suites of America, Inc. related to the AmeriSuites Transaction previously discussed.

         Net cash provided by financing activities was $393,000 in 1997, $27.0 million in 1996 and $16.5 million in 1995. In November of 1996 the Company issued $33.2 million in 9.75% Senior Subordinated Notes, due 2006, Series A in the first series of notes issued under a $125 million shelf registration. In September of 1997 the Company issued $35.0 million of 9.55% Senior Subordinated Notes, due 2007, Series B under the Company's shelf registration. Net proceeds of both of these issues were used to reduce the outstanding balances under the Company's revolving credit facilities. A portion of the net proceeds from the sale/leaseback of 14 hotels in 1997 was also used to pay off the balance of the revolving credit facilities, a bank line of credit loan, and approximately $10.5 million of furniture, fixture and equipment loans. Proceeds from the financing of new furniture, fixtures and equipment were approximately $4.0 million in 1997 and $5.6 million in 1996. In fiscal 1996 the Company paid approximately $2.1 million to Shoney's Inc. to repurchase a stock warrant in conjunction with the Shoney's Transaction.

         At December 28, 1997 the company had a $75.0 million unsecured three-year revolving credit facility with a group of five banks, which became effective April 30, 1997. The interest rate on this credit facility at December 28, 1997 was at the lender's base rate, or one hundred seventy-five basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDA, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from base rate to base rate plus 0.50% or 175 to 250 basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. The Company pays commitment fees on the unused portion of the facility ranging from 0.20% to 0.50% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, interest coverage and the Senior Leverage Ratio. As of December 28, 1997, the Company had no borrowings outstanding under this credit facility.

         Effective January 16, 1998, the company amended its $75.0 million unsecured three-year revolving credit facility with the same group of five banks. The interest rate on this amended credit facility is at the lender's base rate or one hundred seventy-five basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDAR, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from base rate minus .25% to base rate plus
 .50% or 150 to 250 basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. The Company pays commitment fees on the unused portion of the facility ranging from .15% to .40% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, interest coverage and the Senior Leverage Ratio. Currently the Company has no borrowings outstanding under this credit facility.

         The Company also has a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of December 28, 1997, the Company had no borrowings outstanding under this credit facility.

         The Company sold and leased back 14 Sumner Suites hotels for a total price of $140.0 million. The transaction was consummated in November 1997. The Company used the net proceeds to pay off its bank credit facilities and approximately $10.5 million of furniture, fixtures, and equipment loans on the hotels being sold and leased back. The balance of net proceeds was invested in short-term securities until needed to fund capital expenditures. The holders of the Company's Credit Facility consented to the sale/leaseback transaction provided that any outstanding balance under the Credit Facility was paid off and no new balance was drawn under the Credit Facility prior to amendment of the terms of the Credit Facility, which occurred January 16, 1998.

         The Company opened two Shoney's Inns and ten Sumner Suites hotels in 1996 and four Sumner Suites hotels in 1997. Additionally, renovations of several existing properties were completed in 1996 and 1997, and several others are scheduled for completion in fiscal 1998. Furthermore, the Company's new corporate headquarters building was completed in 1997. The Company currently has six Sumner Suites hotels under construction. In addition, the Company has another eight Sumner Suites hotels under contract which are scheduled to open in 1998. The Company expects that approximately $100 million in additional capital funds will be necessary through 1998 to fulfill these plans.

         The Company has principal payments totaling approximately $2.6 million due under existing debt instruments through 1998. The Company believes that a combination of the balance of net proceeds from the sale/leaseback transaction, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from sale of excess land and available furniture, fixtures, and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

Year 2000 Compliance

         The Company has commenced a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issues and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have two-digit time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations. The Company has designated its Information Systems Director to coordinate its Year 2000 compliance program. Preliminary analysis has been conducted and areas have been identified where the Company might be most vulnerable. A sample of hardware and software has been tested and has operated satisfactorily. Vendors of all the major third party applications have been contacted and the Company is obtaining assurances of Year 2000 compliance from those vendors. The Company currently believes that it will be Year 2000 compliant on a timely basis to avoid any material operations disruptions. To date the Company has not identified any material expenditures which will be required to become Year 2000 compliant. However, there can be no assurance that such operations difficulties or expenditures will not be identified or experienced in the future.

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

                                     PART IV

ITEM     14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                               Page
                                                                                                               ----

(a)       1.      Financial Statements:

                  The following Financial Statements are included herein:

                  Independent Auditors' Report                                                                  F-1

                  Consolidated Balance Sheets at December 29, 1996
                  and December 28, 1997                                                                   F-2 - F-3

                  Consolidated Statements of Earnings for each of the three years
                  in the period ended December 28, 1997                                                   F-4 - F-5

                  Consolidated Statements of Shareholders' Equity for each of the
                  three years in the period ended December 28, 1997                                             F-6

                  Consolidated Statements of Cash Flows for each of the three years
                  in the period ended December 28, 1997                                                         F-7

                  Notes to consolidated financial statements                                             F-8 - F-22

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

                  10(14) --  1991 Stock Option Plan

                  10(15) -- First Amendment to 1991 Stock Option Plan

                  10(16) -- Second Amendment to 1991 Stock Option Plan

                  10(17) --  Key Employee Supplemental Income Plan


INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoLodge, Inc. and subsidiaries as of December 29, 1996, and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements the Company changed its method of accounting for pre-opening costs for the year ended December 28, 1997.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Nashville, Tennessee
April 1, 1998

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------

ASSETS                                                                     1996               1997
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                                   $  4,259,768       $ 59,105,505
  Accounts receivable -
    Trade, net of allowance for doubtful accounts of $150,000 and
      $352,500 for 1996 and 1997, respectively                            2,676,083          3,053,422
    Construction contracts, no allowance necessary                          259,785            125,001
  Income taxes receivable (Note 15)                                              --          6,132,154
  Prepaid expenses                                                          471,823            532,698
  Other current assets                                                      559,982            205,891
                                                                       ------------       ------------

              Total current assets                                        8,227,441         69,154,671

DIRECT FINANCING LEASES, less current portion (Note 4)                      611,492            297,037



PROPERTY AND EQUIPMENT (Notes 1, 5, 7 and 17)                           255,569,665        197,129,415
  Less accumulated depreciation
    and amortization                                                    (33,888,495)       (39,790,321)
                                                                       ------------       ------------
                                                                        221,681,170        157,339,094

LAND UNDER DEVELOPMENT OR HELD FOR SALE (Note 1)                          6,694,599          9,404,966


DEFERRED CHARGES (Note 1)                                                 9,899,544         10,787,233

SECURITIES HELD TO MATURITY RESTRICTED (Notes 1, 3 and 7)                 8,255,810          8,946,985

SECURITIES AVAILABLE-FOR-SALE (Notes 1 and 3)                               212,062            264,581

DEPOSITS ON SALE/LEASEBACK (Note 17)                                             --         28,000,000

DEFERRED TAX ASSET (Notes 1 and 15)                                              --          4,416,887

INTANGIBLE ASSETS (Note 1)                                                3,136,965          3,435,725

OTHER ASSETS (Notes 1 and 6)                                              4,990,095          7,829,813
                                                                       ------------       ------------
                                                                       $263,709,178       $299,876,992
                                                                       ============       ============


See notes to consolidated financial statements.

--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                             1996              1997
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                      $ 12,045,715      $ 10,919,712
  Taxes payable other than on income                              984,855         1,040,956
  Income taxes payable (Notes 1 and 15)                         1,116,972           473,962
  Current portion of long-term debt and capitalized
    lease obligations (Notes 7 and 8)                          15,824,914         2,599,740
                                                             ------------      ------------

              Total current liabilities                        29,972,456        15,034,370

LONG-TERM DEBT ASSOCIATED WITH
  LODGING FACILITIES (Note 7)                                  40,104,802        31,710,579

OTHER LONG-TERM DEBT (Note 7)                                  97,227,576       122,166,745

CAPITALIZED LEASE OBLIGATIONS (Note 8)                          1,462,044           760,605

DEFERRED INCOME TAXES (Notes 1 and 15)                          4,702,144                --

DEFERRED GAIN ON SALE/LEASEBACK (Note 17)                              --        34,377,131

MINORITY INTERESTS IN EQUITY OF CONSOLIDATED
  SUBSIDIARIES AND PARTNERSHIPS                                   504,028           475,590

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY (Note 14):
  Series A redeemable nonparticipating stock (no par
     value; 1,000 shares authorized; no shares
     issued as of December 29, 1996 and
     December 28, 1997)                                                --                --
  Common stock (no par value; 20,000,000
     shares authorized, 8,233,318 and 8,255,810 shares
     issued and outstanding as of December 29, 1996 and
     December 28, 1997, respectively) (Notes 12 and 13)             1,000             1,000
  Additional paid-in capital                                   42,212,042        42,431,520
  Retained earnings                                            47,463,347        52,827,145
  Unrealized gain on securities available-for-sale, net
     of income taxes (Note 3)                                      59,739            92,307
                                                             ------------      ------------

              Total shareholders' equity                       89,736,128        95,351,972
                                                             ------------      ------------

                                                             $263,709,178      $299,876,992
                                                             ============      ============

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------

                                                                                1995              1996             1997
REVENUES: (Note 1)
  Hotel                                                                     $ 44,144,440       $57,528,105      $71,944,716
  Construction and development                                                 9,213,609           889,365               --
  Construction and development - other (Note 9)                               14,826,675           775,000               --
  Franchising                                                                  2,917,174         4,105,060        3,025,310
  Management (Note 9)                                                          3,300,363           185,329          138,628
  Sales of hotels (Note 9)                                                     6,173,500                --               --
  Profits not recognized on installment sales (Note 9)                        (1,955,791)               --               --
                                                                            ------------       -----------      -----------

          Total revenues                                                      78,619,970        63,482,859       75,108,654

COSTS AND EXPENSES:
  Operating expenses:
     Hotel (Note 8)                                                           25,178,055        30,998,166       42,987,647
     Construction and development                                             10,096,179         1,199,413               --
     Franchising (Note 16)                                                     2,861,452         3,255,372        2,301,401
     Cost of hotels sold (Note 9)                                              4,217,709                --               --
                                                                            ------------       -----------      -----------

          Total operating expenses                                            42,353,395        35,452,951       45,289,048
                                                                            ------------       -----------      -----------

              Gross operating profit                                          36,266,575        28,029,908       29,819,606

  General and administrative                                                   1,928,863         2,157,549        3,952,603
  Rent expense, net (Note 8 and 17)                                              783,576           861,140        1,991,400
  Depreciation and amortization (Notes 1 and 5)                                5,272,157         7,863,381       10,376,484
                                                                            ------------       -----------      -----------

              Operating profit                                                28,281,979        17,147,838       13,499,119

OTHER INCOME AND EXPENSES:
  Interest expense (Notes 5, 7 and 8)                                          6,222,088         4,605,449       11,298,126
  Interest income (Notes 3 and 4)                                              5,815,373         1,391,066        1,762,450
                                                                            ------------       -----------      -----------
     Net interest expense                                                        406,715         3,214,383        9,535,676
  Other income (Notes 1 and 16)                                                  764,869         1,559,127        4,656,303
                                                                            ------------       -----------      -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, MINORITY INTERESTS, EXTRAORDINARY LOSS, AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                            28,640,133        15,492,582        8,619,746

INCOME TAXES (Notes 1 and 15)                                                 10,529,000         5,598,200        2,259,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES AND PARTNERSHIPS                                                  350,973           422,858          172,710
                                                                            ------------       -----------      -----------

EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY LOSS AND CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING POLICY                                              17,760,160         9,471,524        6,188,036

DISCONTINUED OPERATIONS:  (Note 16)
  Loss from operations of discontinued business segment, net of
    income tax benefit of $45,000                                                (75,033)               --               --

  Gain on disposal of discontinued business segment, net of income tax
    provision of $14,800 and $287,000 for 1996 and 1997, respectively                 --            25,200          526,000

SHOLODGE, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------


                                                                                    1995              1996              1997
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, net of income tax benefit of $420,000 and $101,000 for
  1995 and 1997, respectively (Note 7)                                              (708,195)               --         (186,124)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY,
  net of income tax benefit of $691,000 (Note 2)                                          --                --       (1,164,114)
                                                                                 -----------       -----------      -----------

NET EARNINGS                                                                     $16,976,932       $ 9,496,724      $ 5,363,798
                                                                                 ===========       ===========      ===========

NET EARNINGS PER COMMON SHARE (Notes 1 and 10):
  Basic:
    Continuing operations before extraordinary loss and cumulative effect        $      2.16       $      1.15      $      0.75
    Discontinued operations                                                            (0.01)               --             0.06
    Extraordinary loss                                                                 (0.09)               --            (0.02)
    Cumulative effect of change in accounting policy                                      --                --            (0.14)
                                                                                 -----------       -----------      -----------


            Net earnings                                                         $      2.06       $      1.15      $      0.65
                                                                                 ===========       ===========      ===========

    Diluted:
      Continuing operations before extraordinary loss and cumulative effect      $      1.87       $      1.12      $      0.74
      Discontinued operations                                                          (0.01)               --             0.06
      Extraordinary loss                                                               (0.06)               --            (0.02)
      Cumulative effect of change in accounting policy                                    --                --            (0.14)
                                                                                 -----------       -----------      -----------

            Net earnings                                                         $      1.80       $      1.12      $      0.64
                                                                                 ===========       ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING (Notes 10 and 13):
    Basic                                                                          8,227,334         8,231,548        8,244,572
                                                                                 ===========       ===========      ===========

    Diluted                                                                       10,842,344        10,757,492        8,414,955
                                                                                 ===========       ===========      ===========

PRO FORMA AMOUNTS ASSUMING THE CHANGE IN ACCOUNTING
  POLICY IS APPLIED RETROACTIVELY:
    EARNINGS FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM                                                           $17,693,815       $ 9,022,115      $ 6,188,036

    EARNINGS PER SHARE:
      Basic                                                                      $      2.15       $      1.10      $      0.75
      Diluted                                                                    $      1.87       $      1.08      $      0.74

    NET EARNINGS                                                                 $16,910,587       $ 8,996,915      $ 6,527,912
      Basic                                                                      $      2.06       $      1.09      $      0.79
      Diluted                                                                    $      1.79       $      1.07      $      0.78

                                                                     (Concluded)
See notes to consolidated financial statements.

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------



                                                        SERIES A REDEEMABLE                            ADDITIONAL
                                                      NONPARTICIPATING STOCK      COMMON STOCK          PAID-IN
                                                         SHARES    AMOUNT      SHARES      AMOUNT       CAPITAL
BALANCE, DECEMBER 25, 1994                                1,000      $--     8,221,624     $1,000     $44,146,558

  Exercise of stock options, net (Note 13)                   --       --         6,878         --          88,838

  Net earnings                                               --       --            --         --              --

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 3)                  --       --            --         --              --
                                                         ------      ---     ---------     ------     -----------

BALANCE, DECEMBER 31, 1995                                1,000       --     8,228,502      1,000      44,235,396

  Repurchase of stock warrant (Note 12)                      --       --            --         --      (2,063,809)

  Repurchase of Series A redeemable nonparticipating
    stock (Note 14)                                      (1,000)      --            --         --              --

  Exercise of stock options, net (Note 13)                   --       --         4,816         --          40,455

  Net earnings                                               --       --            --         --              --

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 3)                   --       --            --         --              --
                                                         ------      ---     ---------     ------     -----------

BALANCE, DECEMBER 29, 1996                                   --       --     8,233,318      1,000      42,212,042

  Exercise of stock options, net (Note 13)                   --       --        22,492         --         219,478

  Net earnings                                               --       --            --         --              --

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 3)                   --       --            --         --              --
                                                         ------      ---     ---------     ------     -----------

BALANCE, DECEMBER 28, 1997                                   --      $--     8,255,810     $1,000     $42,431,520
                                                         ======      ===     =========     ======     ===========

                                                                      UNREALIZED GAIN
                                                                       ON SECURITIES
                                                                       AVAILABLE-FOR-
                                                           RETAINED     SALE, NET OF
                                                           EARNINGS     INCOME TAXES       TOTAL
BALANCE, DECEMBER 25, 1994                               $20,989,691     $  20,405      $65,157,654

  Exercise of stock options, net (Note 13)                        --            --           88,838

  Net earnings                                            16,976,932            --       16,976,932

  Change in unrealized gain on securities available-
     for-sale, net of income taxes (Note 3)                       --       513,076          513,076
                                                         -----------     ---------      -----------

BALANCE, DECEMBER 31, 1995                                37,966,623       533,481       82,736,500

  Repurchase of stock warrant (Note 12)                           --            --       (2,063,809)

  Repurchase of Series A redeemable nonparticipating
    stock (Note 14)                                               --            --               --

  Exercise of stock options, net (Note 13)                        --            --           40,455

  Net earnings                                             9,496,724            --        9,496,724

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 3)                        --      (473,742)        (473,742)
                                                         -----------     ---------      -----------

BALANCE, DECEMBER 29, 1996                                47,463,347        59,739       89,736,128

  Exercise of stock options, net (Note 13)                        --            --          219,478

  Net earnings                                             5,363,798            --        5,363,798

  Change in unrealized gain on securities available-
    for-sale, net of income taxes (Note 3)                        --        32,568           32,568
                                                         -----------     ---------      -----------

BALANCE, DECEMBER 28, 1997                               $52,827,145     $  92,307      $95,351,972
                                                         ===========     =========      ===========


See notes to consolidated financial statements.

SHOLODGE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------

                                                                                  1995              1996               1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings from continuing operations before extraordinary loss
    and cumulative effect of change in accounting policy                      $ 17,760,160      $  9,471,524      $   6,188,036
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      (Loss) gain from discontinued operations                                    (120,033)           40,000            813,000
      Extraordinary loss on early extingushment of debt                                 --                --           (287,124)
      Depreciation and amortization                                              5,637,862         8,249,666         11,034,031
      Accretion of discount on securities held to maturity                        (780,779)         (637,779)          (691,175)
      Gain on sale of property and other assets                                   (211,992)         (340,289)        (3,818,692)
      Gain on sale of securities available-for-sale                                     --          (732,339)                --
      Deferred income tax provision                                              6,911,376        (1,710,028)        (8,831,039)
      Minority interests in earnings of consolidated
        subsidiaries and partnerships                                              350,973           422,858            172,710
      Decrease (increase) in accounts receivable                                 1,986,604         1,327,498           (272,466)
      Increase in income taxes receivable                                               --                --         (6,132,154)
      Increase in prepaid expenses                                                 (71,786)          (86,208)           (60,875)
      Increase in deferred charges from franchising                                     --        (5,394,848)                --
      Increase in other assets                                                    (709,522)       (1,727,868)           957,413
      Increase (decrease) in accounts payable and accrued expenses               3,170,630         4,295,247         (1,126,003)
      Increase (decrease) in income and other taxes                                508,549         2,671,549           (349,950)
      Decrease in deferred revenue                                              (2,862,000)               --                 --
                                                                              ------------      ------------      -------------

           Net cash provided by (used in) operating activities                  31,570,042        15,848,983         (2,404,288)

CASH FLOWS FROM INVESTING ACTIVITIES:
  (Advances on) payments from notes receivable                                  (3,292,095)       44,100,071                 --
  Recognition of previously deferred profit                                             --        (1,681,312)        (1,194,555)
  Proceeds from maturity of securities held to maturity                         10,000,000                --                 --
  Capital expenditures                                                         (55,139,418)      (86,583,428)       (55,907,485)
  Proceeds from sale of property and other assets                                  573,348         1,282,070        141,959,540
  Proceeds from sale of securities available-for-sale                                   --         1,847,120                 --
  Deposits on sale/leaseback of hotels                                                  --                --        (28,000,000)
                                                                              ------------      ------------      -------------
           Net cash (used in) provided by investing activities                 (47,858,165)      (41,035,479)        56,857,500
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from direct financing leases                                             51,134            58,725            108,947
  Increase in deferred loan financing charges                                   (1,106,216)       (1,549,867)        (2,353,085)
  Proceeds from long-term debt                                                  78,373,185       131,212,249        124,207,614
  Payments on long-term debt                                                   (60,015,029)      (99,655,062)      (120,946,562)
  Payments on capitalized lease obligations                                       (592,977)         (588,945)          (642,719)
  Distributions to minority interests                                             (254,007)         (452,472)          (201,148)
  Exercise of stock options                                                         88,838            40,455            219,478
  Repurchase of stock warrant                                                           --        (2,063,809)                --
                                                                              ------------      ------------      -------------
           Net cash provided by (used in) financing activities                  16,544,928        27,001,274            392,525
                                                                              ------------      ------------      -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          256,805         1,814,778         54,845,737

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                   2,188,185         2,444,990          4,259,768
                                                                              ------------      ------------      -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $  2,444,990      $  4,259,768      $  59,105,505
                                                                              ============      ============      =============


See notes to consolidated financial statements.

SHOLODGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1995, DECEMBER 29, 1996 AND DECEMBER 28, 1997
--------------------------------------------------------------------------------


1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS include highly liquid investments with original maturities of three months or less. At December 28, 1997, remaining proceeds from the sale transaction described in Note 17 are invested in cash equivalents.

     PROPERTY AND EQUIPMENT is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes interest on construction and development costs using the effective interest rate on outstanding debt.

     LAND UNDER DEVELOPMENT OR HELD FOR SALE consists of excess land adjacent to Company owned hotels. The Company actively develops these sites to enhance the profitability of the hotels. The profit on sales of these sites is included in other income.

     DEFERRED CHARGES include loan costs incurred in obtaining financing and are amortized using the interest method over the respective lives of the related debt. In addition, deferred charges include cost incurred in amending the Company's franchise license agreement (see Note 16). This charge is being amortized on the straight-line method over twenty years. The amounts reported are net of accumulated amortization of $4,734,566 and $5,703,264 as of December 29, 1996 and December 28, 1997, respectively.

     INVESTMENTS. The Company's investment securities have been classified as either available-for-sale or held to maturity. The available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. The held to maturity securities are carried at amortized cost.

     INTANGIBLE ASSETS include excess of cost over fair value of net assets acquired (goodwill) in the amount of $3,136,965 at December 29, 1996 and $2,986,992 at December 28, 1997, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $612,361 and $762,334 as of 1996 and 1997, respectively. In addition, costs of trademark is included in the amount of $448,733 as of 1997 and is amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $10,600.

     OTHER ASSETS include long-term portion of notes receivables, cash surrender value of life insurance, and base linens stock. Base linens stock is amortized to fifty percent of its initial cost on a straight-line basis over a thirty-six month period.

     ASSET IMPAIRMENT. The Company accounts for asset impairment according to Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company assesses the recoverability of property and equipment and other long-lived assets using undiscounted cash flows and, if impairment is present, discounted cash flows to determine the amount of impairment.

     ADVERTISING. The Company charges the costs of advertising to expense at the time the costs are incurred. Advertising expense was approximately $1,620,000, $2,012,000 and $2,988,000 for the years ended December 31,
     1995, December 29, 1996 and December 28, 1997, respectively.

     INCOME TAXES. The Company reports income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109 the asset and liability method is used for computing future income tax consequences of events which have been recognized in the Company's consolidated financial statements or income tax returns.

     REVENUES from hotel operations are recognized as services are rendered, while construction and development revenues, which relate to construction and development of hotel properties for others, are recognized based on the percentage of completion method. Franchising and management revenues are recognized under the accrual basis of accounting.

     EARNINGS PER COMMON SHARE for all periods has been computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings by weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 10 for a reconciliation of basic and diluted earnings per share.

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

     CONCENTRATIONS OF CREDIT RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In June 1997, SFAS No. 130, Reporting Comprehensive Income, was issued and will become effective for the Company in 1998. Management does not expect the adoption of this standard to have a material impact on its consolidated financial statements, except to the extent that unrealized gains and losses on available-for-sale securities are included in comprehensive income.

     Also in June 1997, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, was issued. This standard will become effective for the Company in 1998; however, management does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

     RECLASSIFICATIONS. Certain reclassifications have been made in the 1995 and 1996 consolidated financial statements to conform to the classifications used in 1997.

2.   ACCOUNTING CHANGE

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

     The cumulative effect of the change for periods prior to fiscal 1997, net of income tax effect, is a reduction in net earnings of $1,164,114 or $0.14 per share and was recognized in the first quarter of 1997. The pro forma effect on fiscal 1996, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1996, would be to increase hotel operating expenses by $1,264,558 and to reduce depreciation and amortization expense by $549,982, resulting in a reduction of earnings before income taxes of $714,576 ($449,409 after income taxes) to $9,047,315, or $1.08 per diluted share for the year ended 1996, from $9,496,724 or $1.12 per diluted share as previously reported. The pro forma effect on fiscal 1995, as if the change in accounting for pre-opening costs had been adopted prior to fiscal 1995, would be to increase hotel operating expenses by $462,159 and to reduce depreciation and amortization expense by $355,667, resulting in a reduction of earnings before income taxes of $106,492 ($66,345 after income taxes) to $16,910,587, or $1.79 per diluted share for the year ended 1995, from $16,976,932 or $1.80 per diluted share as previously reported.

3.   INVESTMENT SECURITIES

     The cost, unrealized gain and fair value of the equity securities available-for-sale are as follows:

                                     1996         1997
Cost                               $113,431     $113,431
Unrealized gain                      98,631      151,150
                                   --------     --------
Fair value                         $212,062     $264,581
                                   ========     ========

     The Company is required to maintain certain restricted investments in U.S. Treasury securities (see Note 7). The securities are classified as held to maturity and are carried at cost adjusted on the interest method for accretion of discounts which is recognized as interest income.

4.   DIRECT FINANCING LEASES

     Direct financing leases consist of:

                                         1996           1997
Aggregate future lease payments
    (due in monthly installments)     $ 628,454      $ 473,797
Estimated residual values               443,770        217,240
Unearned income to be included
    in future revenues                 (411,608)      (314,965)
                                      ---------      ---------
                                        660,616        376,072
Current portion                         (49,124)       (79,035)
                                      ---------      ---------
                                      $ 611,492      $ 297,037
                                      =========      =========

     Minimum lease payments to be received from direct financing leases are as follows:

  1998                                      $ 91,320
  1999                                        91,320
  2000                                        70,200
  2001                                        70,200
  2002                                        70,200
  Thereafter                                  80,557
                                            --------
                                            $473,797
                                            ========

     The lease terms are primarily twenty years with renewal options for various periods. The property leased consists primarily of retail restaurant properties. Future minimum lease payments do not include amounts for contingent rentals. Minimum rental income recorded under these leases was $106,450 for each of the three years in the period ended December 28, 1997 and contingent rentals received were approximately $164,000, $144,000 and $116,090, during the years ended December 31, 1995, December 29, 1996 and December 28, 1997, respectively.

5.   PROPERTY AND EQUIPMENT

     Property and equipment consists of:

                                            1996               1997
Land and improvements                  $  35,959,380      $  20,838,391
Buildings and improvements               154,494,621        113,621,999
Furniture, fixtures and equipment         46,247,304         43,778,242
Equipment under capitalized leases         3,566,345          3,408,888
Construction in progress                  15,302,015         15,481,895
                                       -------------      -------------
                                         255,569,665        197,129,415
Less accumulated depreciation
   and amortization                      (33,888,495)       (39,790,321)
                                       -------------      -------------
                                       $ 221,681,170      $ 157,339,094
                                       =============      =============

     Interest costs capitalized during the years ended December 31, 1995, December 29, 1996 and December 28, 1997 were approximately $1,930,000, $4,657,000, and $3,485,000, respectively.

6.   OTHER ASSETS

     Other assets consist of:

                                              1996           1997
Preopening costs, net                     $1,855,115     $       --
Base linens stock                          1,078,010        615,056
Other notes receivable                     1,347,395      6,506,706
Cash value of life insurance policies        373,323        425,670
Other                                        336,252        282,381
                                          ----------     ----------
                                          $4,990,095     $7,829,813
                                          ==========     ==========

7.   LONG-TERM DEBT

     Long-term debt associated with lodging facilities consists of:

                                                                   1996              1997
Industrial Revenue Bonds, bearing interest at 3.72%
  to 4.06% due in varying amounts through 2017                $ 16,943,540      $ 16,015,000

Notes payable - bank and other, bearing interest at 7.50%
  to 9.03% due in varying amounts through 2003                  14,855,040         6,203,049

Revenue Participation Bonds, due April 2001                     11,355,000        11,355,000
                                                              ------------      ------------
                                                                43,153,580        33,573,049
Less current portion                                            (3,048,778)       (1,862,470)
                                                              ------------      ------------
                                                              $ 40,104,802      $ 31,710,579
                                                              ============      ============

     Other long-term debt consists of:

                                                    1996               1997
7.50% Convertible subordinated debentures       $ 54,000,000      $ 54,000,000
9.75% Series A senior subordinated notes          33,150,000        33,125,000
Lines of credit                                   22,100,000                --
9.55% Series B senior subordinated notes                  --        35,000,000
Note payable - other, bearing interest at
  7.00% due in varying amounts through 2000          110,992            77,576
                                                ------------      ------------

                                                 109,360,992       122,202,576
Less current portion                             (12,133,416)          (35,831)
                                                ------------      ------------

                                                $ 97,227,576      $122,166,745
                                                ============      ============

     All Industrial Revenue Bonds ("IRB's") and substantially all notes payable are collateralized by property and equipment. Additionally, all IRB's as of December 28, 1997 are collateralized by irrevocable letters of credit, approximately $3,788,240 of which is guaranteed by a related party and approximately $12,230,300 is guaranteed by the Company. The Revenue Participation Bonds ("RPB's") are secured by U.S. Treasury securities having a book value of approximately $8,947,000 as of December 28, 1997 (see Note 3). These securities, upon maturity, will fund the complete obligation under the RPB's. In addition, all obligations under the RPB's are collateralized by an assignment of gross room revenues.

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

     The $11,355,000 RPB's require a 40% participation in the gross room revenues of Shoney's Inns Group IV, Inc. payable to the bondholders in semiannual installments through April 15, 2001. The effective interest rate on these bonds was 9.3%, 9.4%, and 9.5%, respectively, for the years ended December 31, 1995, December 29, 1996 and December 28, 1997.

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

     During November 1996, the Company issued $33,150,000 of 9.75% Senior subordinated notes, Series A, under an aggregate $125,000,000 Senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with, all other subordinated indebtedness of the Company, including the Series A notes.

     At December 29, 1996, the Company had approximately $22,100,000 of borrowings outstanding under unsecured lines of credit aggregating $54,000,000. Effective April 30, 1997, the Company consolidated certain unsecured lines of credit into an unsecured $75 million, three-year revolving credit facility with a group of five banks. The interest rate on this credit facility at December 28, 1997 was at the lender's base rate, or one hundred seventy-five basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. There were no amounts outstanding under this credit facility at December 28, 1997. In January 1998, the Company amended its revolving credit facility for changes in certain financial covenants. The Company also has a $1,000,000 unsecured line of credit with another bank, of which no amounts are outstanding at December 28, 1997.

     The loan agreements contain certain financial covenants of which the most restrictive includes maintenance of certain operating ratios, minimum liquidity ratios, interest coverage and minimum tangible net worth. The Company was in compliance with all financial covenants.

     In November 1997, the Company repaid approximately $10,500,000 of equipment loans with the proceeds of the sale/leaseback transaction (Note 17). This early retirement of loans resulted in an extraordinary pretax charge of approximately $287,000 for the year ended December 28, 1997.

     Maturities of long-term debt are as follows:

      1998                                   $  1,898,301
      1999                                      2,072,387
      2000                                      2,183,631
      2001                                     13,494,561
      2002                                      1,423,425
  Thereafter                                  134,703,320
                                             ------------
                                             $155,775,625
                                             ============

8.   COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries lease certain property and equipment under noncancelable operating and capitalized lease agreements. Total rental expense under operating leases for the years ended December 31, 1995, December 29, 1996 and December 28, 1997 was approximately $1,541,000, $1,355,000 and $1,177,000, respectively.

     Minimum rental commitments are as follows:

                                                     OPERATING        CAPITALIZED
                                                       LEASES            LEASES
      1998                                          $  884,676        $  804,003
      1999                                             809,920           644,408
      2000                                             695,311           160,914
      2001                                             648,104                --
      2002                                             648,104                --
  Thereafter                                         5,292,169                --
                                                    ----------        ----------

                                                    $8,978,284         1,609,325
                                                    ==========
  Less amount representing interest
     at rates ranging from 7.25% to 9.5%                                (147,281)
  Less current portion                                                  (701,439)
                                                                      ----------
                                                                      $  760,605
                                                                      ==========

     In addition to the operating leases above, the Company is also committed to minimum annual lease payments of $14,000,000 through November 2007, related to the sale/leaseback transaction entered into in the current year (see
     Note 17).

     The Company is self-insured for workers' compensation benefits up to $500,000 annually in aggregate and $250,000 per occurrence and has recorded a reserve for all outstanding claims at December 28, 1997. While the Company's ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the reserves recorded, the Company had outstanding letters of credit in the amount of $610,000 and $667,000, as of December 29, 1996 and December 28, 1997, respectively, to satisfy workers compensation self insurance security deposit requirements.

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     On March 31, 1998, the Company was named as a defendant in a purported class action lawsuit filed by a shareholder of the Company. The lawsuit alleges that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by issuing allegedly false and misleading statements and financial information. The lawsuit also names three officers of the Company. The Company intends to defend the case vigorously.

9.   SUITES OF AMERICA TRANSACTIONS

     On March 31, 1995, the Company, and Suites of America, Inc. ("Suites"), a wholly-owned subsidiary of Prime Hospitality Corp. ("Prime") entered into an agreement (the "Cancellation Agreement") under which the Company sold its option to acquire 50% of the voting stock of Suites for approximately $27,327,000. In addition, the Company conveyed one AmeriSuites hotel to Suites for approximately $6,174,000. Approximately $4,997,000 of the aggregate purchase price of $33,501,000 was paid upon closing with the remaining $28,504,000, along with approximately $25,015,000 of existing indebtedness from Suites, consolidated into one note. Approximately $14,880,000 of existing indebtedness from Suites was canceled by the Company in connection with the sale of the option. The transactions have been accounted for as installment sales of real estate in the accompanying 1995 and 1996 consolidated financial statements. As of January 1996, the note was fully repaid and the Company recorded gains of $14,826,675 and $775,000 for the years ended December 31, 1995 and December 29, 1996, respectively.

     Prior to March 31, 1995, the Company operated all AmeriSuites hotels for Suites under formal management agreements in return for management fees based upon a percentage of the annual gross revenues of each hotel. The Company also received a profit participation fee on certain of the hotels managed based upon a percentage of the cash flows of each hotel. During January 1993, the Company entered into an agreement with Suites whereby the Company had the right, exercisable in whole or in part, to relinquish its profit participation in all or any of four hotels owned by Suites and managed by the Company in exchange for payments aggregating up to $2,862,000. During fiscal 1993 and 1994, the Company elected to exercise its right to relinquish its profit participation in all of the hotels, and the entire $2,862,000, which was originally deferred, was recognized during the year ended December 31, 1995 upon the sale of the option. Concurrent with the execution of the Cancellation Agreement, all of the management agreements were terminated.

10.  EARNINGS PER SHARE

     The following tables reconcile earnings and weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 1997, 1996 and 1995:


FOR THE YEAR ENDED DECEMBER 31, 1995:

Income from continuing operations before
  extraordinary loss and cumulative effect
  change in accounting policy                   $17,760,160
                                                -----------
Basic EPS:
  Income available to common shareholders       $17,760,160      8,227,334     $2.16
                                                                               =====
Effect of dilutive securities:
  Warrants                                               --        152,789        --
  Options                                                --        145,619        --
  Convertible debentures                          2,541,375      2,316,602        --
                                                -----------     ----------
Diluted EPS                                     $20,301,535     10,842,344     $1.87
                                                ===========     ==========     =====

FOR THE YEAR ENDED DECEMBER 29, 1996:           EARNINGS         SHARES     PER-SHARE
                                               (NUMERATOR)    (DENOMINATOR)   AMOUNT
Income from continuing operations before
  extraordinary loss and cumulative effect
  change in accounting policy                  $ 9,471,524
                                               -----------
Basic EPS:
  Income available to common shareholders      $ 9,471,524      8,231,548     $1.15
                                                                              =====
Effect of dilutive securities:
  Warrants                                              --         91,864        --
  Options                                               --        117,478        --
  Convertible debentures                         2,541,375      2,316,602        --
                                               -----------     ----------

Diluted EPS                                    $12,012,899     10,757,492     $1.12
                                               ===========     ==========     =====



FOR THE YEAR ENDED DECEMBER 28, 1997:           EARNINGS       SHARES     PER-SHARE
                                               (NUMERATOR)  (DENOMINATOR)   AMOUNT
Earnings from continuing operations before
  extraordinary loss and cumulative effect
  change in accounting policy                  $6,188,036
                                               ----------
Basic EPS:
  Income available to common shareholders      $6,188,036     8,244,572     $0.75
                                                                            =====
Effect of dilutive securities:
  Options                                              --       170,383        --
                                               ----------     ---------
Diluted EPS                                    $6,188,036     8,414,955     $0.74
                                               ==========     =========     =====

     Bonds convertible into 2,316,602 shares of stock were outstanding at December 28, 1997, but were not included in the computation of diluted EPS as such securities were anti-dilutive.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The carrying value of cash and cash equivalents, and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of certain industrial revenue bonds approximate fair values due to the recent refinancing of these instruments, while the fair value of all other industrial revenue bonds was estimated based upon current rates available to the Company upon refinancing of similar properties. The fair value of convertible subordinated debentures and senior subordinated notes was based upon quoted market prices. In the opinion of management, the carrying value of all instruments approximates market value as of December 29, 1996 and December 28, 1997.

     As of December 29, 1996 and December 28, 1997, securities available-for-sale are carried at fair value in accordance with SFAS No.
     115. It was not practicable to estimate the fair value of the restricted securities held to maturity and the related revenue participation bonds. As discussed in Note 7, the restricted securities, upon maturity, will be used to fund the complete obligation under the bonds.

12.  STOCK WARRANT

     In connection with the Company's acquisition of Shoney's Lodging, Inc. in 1991, the Company issued a warrant to a wholly-owned subsidiary of Shoney's, Inc. ("Shoney's") to purchase five percent of the

     Company's common stock that is issued and outstanding on the date of exercise of the warrant. During October 1996, the Company repurchased the warrant for approximately $2,064,000. This transaction was recorded as a reduction of shareholders' equity in the accompanying consolidated financial statements for the year ended December 29, 1996.

13.  STOCK OPTION PLAN

     During December 1991, the Company adopted the 1991 Stock Option Plan (the "Plan") that authorizes the grant to key employees of options to purchase up to an aggregate of 616,667 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant and expire ten years after date of grant. During the year ended December 29, 1996 an additional 283,333 shares were authorized for future grants.

     A summary of the status of the Plan for the years ended December 31, 1995, December 29, 1996 and December 28, 1997, follows:

                                     SHARES
                            ------------------------
                            AVAILABLE                 WEIGHTED AVERAGE
                            FOR GRANT    OUTSTANDING   EXERCISE PRICE
December 25, 1994            140,868       466,132          $10.87
  Granted                   (109,000)      109,000           13.36
  Exercised                       --        (6,878)          12.92
  Canceled                    30,937       (30,937)          19.36
                            ----------------------
December 31, 1995             62,805       537,317          $10.86
  Additional authorized      283,333            --              --
  Granted                   (296,660)      296,660           13.00
  Exercised                       --        (4,816)           8.40
  Canceled                   187,303      (187,303)          15.71
                            ----------------------
December 29, 1996            236,781       641,858          $10.45
  Granted                   (194,000)      194,000           13.25
  Exercised                       --       (22,492)           9.76
  Canceled                    12,494       (12,494)          12.88
                            ----------------------
December 28, 1997             55,275       800,872          $11.11
                            ==========================================

     On July 31, 1996, the Company repriced approximately 168,000 stock options that had been granted in previous years. The options were repriced to $13.00 per share, which was the market value of the Company's stock on July 31, 1996. These repriced options are included as cancellations and new grants in the table above for the year ended December 29, 1996.

     The weighted average fair value of options granted during the year was $8.75 and $9.09 for the year ended December 29, 1996 and December 28, 1997, respectively.

     The following table summarizes information relating to the stock options outstanding as of December 28, 1997:

                                         OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                         ------------------------------------------------------      -------------------------------
                           NUMBER          WEIGHTED-AVERAGE         WEIGHTED            NUMBER           WEIGHTED
     RANGE OF            OUTSTANDING          REMAINING             AVERAGE          EXERCISABLE         AVERAGE
  EXERCISE PRICE         AT 12/28/97       CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/28/97      EXERCISE PRICE
  $8.40 - $ 8.88           342,335                4.29                $ 8.43           327,335            $ 8.41
  $8.89 - $13.25           458,537                8.51                $13.11           110,830            $13.00
                           -------                                                     -------
  $8.40 - $13.25           800,872                6.71                $11.11           438,165            $ 9.57
                           =======                                                     =======

      Had the fair value of options granted under the plan beginning in 1995 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                          1995               1996                1997
Net earnings                       As reported        $16,976,932         $9,496,724          $5,363,798
                                   Pro forma          $16,871,114         $9,250,941          $4,889,823

Basic earnings per share           As reported        $      2.06         $     1.15          $     0.65
                                   Pro forma          $      2.05         $     1.12          $     0.59

Diluted earnings per share         As reported        $      1.80         $     1.12          $     0.64
                                   Pro forma          $      1.56         $      .86                0.58

      The pro forma effect on net earnings for 1995, 1996 and 1997 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

      The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1995, 1996 and 1997: no dividend yield for all years; expected volatility of 40%, 45% and 52%, respectively; risk free interest rates of 6.09%, 6.79% and 6.67%, respectively; and expected lives of 10, 10 and 9 years, respectively.

14.  SHAREHOLDERS' EQUITY

     During October 1996, in conjunction with the amendment of the Company's franchise license agreement with Shoney's, all Series A redeemable nonparticipating stock was repurchased by the Company (see Note 16). The Company's charter authorizes the issuance of 1,000 shares of Series A stock, without par value, however as of December 28, 1997 none has been issued.

     The Company's charter authorizes the issuance of 1,000,000 shares of preferred stock without par value. As of December 28, 1997, none has been issued.

15.  INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:

                                      1995               1996             1997
  Current expense (benefit):
   Federal                        $  3,508,000      $  6,393,200     $ 11,785,000
   State                               575,000           900,000         (207,000)
                                  ------------      ------------     ------------
                                     4,083,000         7,293,200       11,578,000
Deferred                             6,446,000        (1,695,000)      (9,319,000)
                                  ------------      ------------     ------------

                                  $ 10,529,000      $  5,598,200     $  2,259,000
                                  ============      ============     ============



     The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:


                                                            1995               1996             1997
Federal income tax based on the statutory rate         $  9,738,000       $  5,436,000     $  3,017,000
State income taxes, less federal income tax
  Benefit                                                   945,000            505,000          317,000
State income tax refund received, less
  Federal provision                                              --                 --       (1,115,000)
Other
                                                           (154,000)          (328,000)          40,000
                                                       ------------       ------------     ------------

                                                       $ 10,529,000       $  5,613,000     $  2,259,000
                                                       ============       ============     ============


     Deferred tax (liabilities) assets are comprised of the following:

                                                                         1996                1997
  Deferred tax liabilities:
  Differences between book and tax basis of property                 $ (5,257,000)     $ (7,218,000)
  Profits not recognized on installment sales                                  --          (640,000)
  Direct financing leases                                                (326,000)         (281,000)
  Other                                                                        --          (319,000)
                                                                     ------------      ------------
                                                                       (5,583,000)       (8,458,000)
Deferred tax assets:
  Deferred profit on sales of hotels                                           --        12,000,000
  Differences between book and tax losses recognized
    by minority interests                                                 537,000           740,000
  Allowance for doubtful accounts and other
                                                                          157,000           135,000
                                                                     ------------      ------------
                                                                          694,000        12,875,000
                                                                     ------------      ------------
Net deferred tax (liability) asset                                   $ (4,889,000)     $  4,417,000
                                                                     ============      ============

     As of December 29, 1996, $217,000 of the deferred tax liability was current due to the nature of the items that created the temporary differences. This current deferred tax liability and a current income tax payable of $900,000 is classified as current income taxes payable in the accompanying consolidated balance sheet as of December 29, 1996.

     Additionally, as of December 29, 1996 and December 28, 1997, the Company has recorded a deferred tax liability resulting from the unrealized gain on securities available-for-sale of $30,000 and $59,000, respectively.

     In December 1997, the Company recorded state income tax refunds attributable to certain restructuring changes. The effect of these refunds has been included as a reduction to the state income tax provision, net of the federal taxes due on such amount.

     In accordance with SFAS No. 109, the Company has determined that no valuation allowance is required as management believes it is more likely than not that the benefits of these deferred tax assets will be realized.

16.  RELATED PARTY TRANSACTIONS

     The Company has had extensive working and contractual relationships with Shoney's which previously held a stock warrant to purchase five percent of the Company's common stock and all of the Company's Series A redeemable nonparticipating stock. In addition, two officers of Shoney's had previously served as directors of the Company. During October 1996, the Company repurchased the stock warrant (see Note 12). As of the same date, the Company amended the franchise license agreement between the Company and Shoney's whereby the Company paid approximately $5,395,000 in exchange for, among other items, 1) the cancellation of Shoney's right to receive a portion of the franchise fees collected by the Company equal to approximately 1.5% of certain Shoney's Inns' gross room revenues through October 1999 and .5% of the remaining and all future Shoney's Inns' gross room revenues for the first ten years of their operations and 2) the repurchase of all of the Company's Series A redeemable nonparticipating stock (see Note 14). As a result of the Company's repurchase of the Series A redeemable nonparticipating stock, Shoney's no longer has the right to designate two members of the Company's board of directors.

     The Company has paid approximately $922,000 and $911,000 in franchise and royalty fees to Shoney's during the years ended December 31, 1995 and December 29, 1996, respectively, under the franchise license agreement. Additionally, the Company purchased food products and supplies approximating $1,979,000 from a wholly-owned subsidiary of Shoney's during the year ended December 31, 1995.

     Effective January 1, 1996, the Company sold its sixty percent interest in Knight Enterprises, Inc. ("KEI") to the minority shareholder in exchange for approximately $848,000. The entire purchase price, along with approximately $1,250,000 of previously existing indebtedness of KEI and the minority shareholder, was financed by the Company over a seven year period with interest accruing annually at the prime rate as defined in the note agreements. As a result of the transaction, the restaurant business segment operations are reported as discontinued operations in the accompanying consolidated financial statements for the period ended December 31, 1995. The Company initially deferred recognition of the approximate $853,000 gain from the sale of this segment until such time further principal payments on the note were received which would support full collectibility of the note. For the year ended December 29, 1996, approximately $40,000 was recorded as a gain on disposal of discontinued business segment. In December 1997, management determined the amount to be fully collectible based on positive cash flows of the restaurants and past collection experience, therefore the remaining $813,000 was recorded as a gain on disposal of discontinued business segment for the year ended December 28, 1997.

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

17.   SALE/LEASEBACK TRANSACTION

     In November 1997, the Company entered into a sale and leaseback agreement for certain of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust and the hotels continue to be operated by the Company. The lease is classified as an operating lease in accordance with SFAS No. 13, Accounting for Leases. The original lease term is for ten years with five renewal periods of ten years each.

     The Company sold assets with a net book value of approximately $101.5 million in exchange for $140 million in cash. The gain of approximately $34.9 million has been deferred and will be recognized on the straight-line method over the 10 year lease term as adjustments to rent expense. The minimum base rental is $14 million annually with contingent rent due of 8% of the excess of the leased hotels base revenues (as defined in the lease agreement) beginning in 1999.

     The Company was required to pay a deposit of $14 million to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit will be refunded to the Company at the end of the lease term in the event no default has occurred. This non-interest bearing deposit is included in long-term deposits on sale/leaseback.

     The Company was also required to provide an additional deposit of $14 million. This deposit, included in long-term deposits on sale/leaseback, earns interest at a rate of 11.11% annually. Interest earned is credited to the required rent payment due the lessor. The Company will have the deposit refunded upon the earlier of achievement of certain operating results of the leased hotels or expiration of the lease.

18.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                             1995                1996               1997
Cash paid during the year for interest                                    $ 5,943,447         $ 8,484,298         $ 11,800,125
                                                                          ===========         ===========         ============
Cash paid during the year for income taxes                                $ 4,562,755         $ 4,389,928         $ 18,604,588
                                                                          ===========         ===========         ============

Significant non-cash investing and
 inancing activities:

    Sales of hotels:
      Notes receivable                                                    $(6,173,500)        $        --         $  4,500,000
      Profits not recognized on installment
        sales                                                               1,654,228                  --                   --
      Property and equipment                                                4,519,272         $        --           (4,500,000)
                                                                          -----------         -----------         ------------
                                                                          $        --         $        --         $         --
                                                                          ===========         ===========         ============

Property and equipment acquired
  under capitalized lease obligations:
   Property and equipment                                                 $ 1,034,788         $        --         $         --
    Capitalized lease obligations                                          (1,034,788)                 --                   --
                                                                          -----------         -----------         ------------
                                                                          $        --         $        --         $         --
                                                                          ===========         ===========         ============


19.   BUSINESS SEGMENT INFORMATION

     The Company's significant business segments include hotel operations and construction and development. In fiscal 1997, the Company did not recognize any revenues from construction and development as all such activities were for internal projects and, therefore, revenues and expenses were eliminated in consolidation. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the business segment. Identifiable assets are those used directly in the operations of each segment.

                                                    OPERATING                                           DEPRECIATION
                                    TOTAL            PROFIT            TOTAL              CAPITAL            AND
          1995                     REVENUES          (LOSS)            ASSETS           EXPENDITURES    AMORTIZATION
Hotel                             $44,144,440      $ 13,266,207      $161,356,947       $54,645,591     $ 5,053,196
Construction and
  development                       9,213,609          (874,124)        1,955,297            19,878          15,358
Construction and
  development - other              14,826,675        14,826,675                --                --              --
Corporate and other                10,435,246         1,063,221        57,477,468         1,508,737         203,603
                                  -----------      ------------      ------------       -----------     -----------

    Total                         $78,619,970      $ 28,281,979      $220,789,712       $56,174,206     $ 5,272,157
                                  ===========      ============      ============       ===========     ===========

          1996

Hotel                             $57,528,105      $ 18,188,198      $239,098,411       $83,275,738     $ 7,572,054
Construction and
  development                         889,365          (296,155)          450,866            17,324          19,079
Construction and
  development - other                 775,000           775,000                --                --              --
Corporate and other                 4,290,389        (1,519,205)       24,159,901         3,290,366         272,248
                                  -----------      ------------      ------------       -----------     -----------

    Total                         $63,482,859      $ 17,147,838      $263,709,178       $86,583,428       7,863,381
                                  ===========      ============      ============       ===========     ===========

          1997

Hotel                              71,944,716        16,780,341       201,301,900        47,463,937       9,765,363
Construction and
  development                              --           (13,219)          364,455                --          13,219
Corporate and other                 3,163,938        (3,268,003)       98,210,637         8,443,548         597,902
                                  -----------      ------------      ------------       -----------     -----------

    Total                         $75,108,654      $ 13,499,119      $299,876,992        55,907,485     $10,376,484
                                  ===========      ============      ============       ===========     ===========


20.  Subsequent Events (unaudited)

     On April 10, 1998, the Company terminated its chief financial officer. There may be certain claims arising out of that termination.

     In the opinion of management, any potential losses arising out of such claims will not have a material adverse effect on the financial condition of the Company. Losses, if any, cannot be determined at this time.




                                   * * * * * *

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and for each of the three years in the period ended December 28, 1997 and have issued our report thereon dated April 1, 1998, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShoLodge, Inc. listed in Item 14. This consolidated financial statements schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Nashville, Tennessee
April 1, 1998

SHOLODGE, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS                                  SCHEDULE II
-------------------------------------------------------------------------------

                                              BALANCE AT    ADDITIONS      ADDITIONS
                                              BEGINNING     CHARGED TO     CHARGED TO                       BALANCE AT
                                              OF YEAR       COSTS AND        OTHER                            END OF
                                                             EXPENSES        ASSETS      DEDUCTIONS           YEAR
YEAR ENDED
  DECEMBER 31, 1995:
    Allowance for doubtful
      account receivable                    $   279,293    $    91,598    $        --    $  (356,163)     $    14,728
                                            ===========    ===========    ===========    ===========      ===========
YEAR ENDED
  DECEMBER 29, 1996:
    Allowance for doubtful
      accounts receivable                   $    14,728    $   157,264    $        --    $   (21,992)     $   150,000
                                            ===========    ===========    ===========    ===========      ===========
YEAR ENDED
  DECEMBER 28, 1997:
    Allowance for doubtful
      accounts receivable                   $   150,000    $   202,500    $        --    $        --      $   352,500
                                            ===========    ===========    ===========    ===========      ===========


EXHIBIT
NUMBER                                      EXHIBIT
------                                      -------

3(1)      --      Amended and Restated Charter.  Incorporated by reference to the Company's
                  Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                  Commission on December 12, 1991.

3(2)      --      Articles of Amendment to Charter creating Series A Subordinated Preferred Stock.
                  Incorporated by reference to the Company's Registration Statement on Form 8-A
                  filed with the Commission on July 3, 1997.

3(3)      --      Articles of Amendment to Amended and Restated Charter dated September 8, 1997*

3(4)      --      Amended and Restated Bylaws.  Incorporated by reference to the Company's
                  Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                  Commission on December 12, 1991

3(5)      --      Amendment to the Amended and Restated Bylaws adopted on July 31, 1996*

4(1)      --      Amended and Restated Charter.  Section 6 of the Amended and Restated Charter
                  is included in Exhibit 3(1).

4(2)      --      Registration Rights Agreement, dated December 11, 1991 between the Registrant and Richard L. Johnson.  Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

4(3)      --      First Amendment to Registration Rights Agreement between Registrant and
                  Richard L. Johnson, dated as of October 10, 1986.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on
                  November 20, 1996

4(4)      --      Second Amendment to Registration Rights Agreement between Registrant and
                  Richard L. Johnson, dated as of June 20, 1997.  Incorporated by reference to the
                  Company's Quarterly Report on Form 10-Q, filed with the Commission on August
                  27, 1997

4(5)      --      Indenture dated as of June 6, 1994, by and between the Registrant and Third
                  National Bank in Nashville, Tennessee, Trustee, relating to $54,000,000 in
                  7 1/2 Convertible Subordinated Debentures due 2004. Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 33-77910,
                  filed with the Commission on April 19, 1994

4(6)      --      Indenture dated as of November 15, 1996, by and between the Registrant and Bankers
                  Trust Company, Trustee, relating to Senior Subordinated Notes.


                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(7)        --    First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company,
                  Trustee, relating to 9 3/4% Senior Subordinated Notes due
                  2006, Series A. Incorporated by reference to the Company's
                  Quarterly Report on Form 10-Q, filed with the Commission on
                  November 20, 1996

4(8)        --    Second Supplemental Indenture dated as of September 25,
                  1997 by and between the Registrant and Bankers Trust Company,
                  Trustee, relating to 9.55% Senior Subordinated Notes due 2007,
                  Series B. Incorporated by reference to the Company's Current
                  Report on Form 8-K, filed with the Commission on September
                  30, 1997

          The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any and all instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, the total amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

EXHIBIT
NUMBER                                      EXHIBIT
------                                      -------

10(1)     --      Second Amended and Restated Partnership Agreement of Shoney's Inn of Baton
                  Rouge dated February 16, 1994.  Incorporated by reference to the Company's
                  Annual Report on Form 10-K, filed with the Commission on March 28, 1994

10(2)     --      Second Amended and Restated Partnership Agreement of Shoney's Inn of
                  Independence dated February 16, 1994.  Incorporated by reference to the
                  Company's Annual Report on Form 10-K, filed with the Commission on March 28,
                  1994

10(3)     --      Amended and Restated Partnership Agreement of Demonbreun Hotel Associates,
                  Ltd., dated October 22, 1991.  Incorporated by reference to the Company's
                  Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                  Commission on December 12, 1991

10(4)     --      Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated
                  December 31, 1987.  Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(5)     --      Partnership Agreement of Shoney's Inn of Atlanta, N.E., dated December 26,
                  1988.  Incorporated by reference to the Company's Registration statement on Form
                  S-1, Commission File No. 33-44504, filed with the Commission on December 12,
                  1991


10(6)     --      Partnership Agreement of Shoney's Inn of Stockbridge, dated December 26, 1988.
                  Incorporated by reference to the Company's Registration statement on Form S-1,
                  Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(7)     --      Joint Venture Agreement of Atlanta Shoney's Inns Joint Venture, dated May 4,
                  1988.  Incorporated by reference to the Company's Registration statement on Form
                  S-1, Commission File No. 33-44504, filed with the Commission on December 12,
                  1991

10(8)     --      Amended and Restated Limited Partnership Agreement of Shoney's Inns of
                  Gulfport, Ltd., dated January 1, 1987.  Incorporated by reference to the
                  Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(9)     --      Second Amended and Restated Limited Partnership Agreement of Shoney's Inn of
                  Bossier City, Ltd., dated January 1, 1987.  Incorporated by reference to the
                  Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(10)    --      Second Amended and Restated Limited Partnership Agreement of Shoney's Inn of
                  New Orleans, Ltd., dated January 1, 1987.  Incorporated by reference to the
                  Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(11)    --      Amended and Restated Limited Partnership Agreement of Shoney's Inn of
                  Opryland, Ltd., dated August 4, 1986, and subsequent amendments.  Incorporated by reference to the Company's Registration statement on Form S-1, Commission
                  File No. 33-44504, filed with the Commission on December 12, 1991

10(12)    --      1991 Stock Option Plan.  Incorporated by reference to the Company's Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(13)    --      First Amendment to 1991 Stock Option Plan. Incorporated by reference to the
                  Company's Registration statement on Form S-8, filed with the Commission on June
                  24, 1997

10(14)    --      Second Amendment to 1991 Stock Option Plan.  Incorporated by reference to the
                  Company's Registration statement on Form S-8, filed with the Commission on June
                  24, 1997

10(15)    --      Key Employee Supplemental Income Plan.  Incorporated by reference to the
                  Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(16)    --      License Agreement, dated October 25, 1991, by and among the Registrant,
                  Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.  Incorporated
                  by reference to the Company's Registration statement on Form S-1, Commission
                  File No. 33-44504, filed with the Commission on December 12, 1991

10(17)    --      Amendment No. 1 to License Agreement, dated September 16, 1992 by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the Registrant.
                  Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 29, 1993

10(18)    --      Amendment No. 2 to License Agreement, dated March 18, 1994 by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the Registrant.
                  Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1994

10(19)    --      Amendment No. 3 to License Agreement, dated March 13, 1995 by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the Registrant.
                  Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 11, 1995

10(20)    --      Amendment No. 4 to License Agreement, dated June 26, 1996, by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and Registrant.
                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 28, 1996

10(21)    --      Amendment No. 5 to License Agreement, dated October 25, 1996, by and among
                  Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and Registrant.
                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

10(22)    --      Agreement dated March 15, 1994 between ShoLodge Franchise Systems, Inc. and
                  Shoney's of Knoxville, Inc.  Incorporated by reference to the Company's Annual
                  Report on Form 10-K, filed with the Commission on March 28, 1994.

10(23)    --      Warrant Purchase Agreement between the Registrant and Shoney's Investments,
                  Inc. dated October 25, 1996.  Incorporated by reference to the Company's
                  Quarterly Report on For 10-Q, filed with the Commission on November 20, 1996

10(24)    --      First Amendment to Amended and Restated Stock Option Agreement dated as of
                  October 10, 1996 between Leon Moore and Richard L. Johnson.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the
                  Commission on November 20, 1996

10(25)    --      Second Amendment to Amended and Restated Stock Option Agreement dated as of June 20, 1997 between Leon Moore and Richard L. Johnson.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the
                  Commission on August 27, 1997

10(26)    --      Intentionally Omitted

10(27)    --      Credit Agreement dated as of April 30, 1997 by and among the Registrant and certain Subsidiaries of the Registrant, as Borrowers, and the Lenders referred to therein, First Union National Bank of Tennessee, as Administrative Agent, and
                  NationsBank of Tennessee, as Co-Agent.  Incorporated by reference to the
                  Company's Quarterly Report on Form 10-Q, filed with the Commission on August
                  27, 1997

10(28)    --      Joinder Agreement Number 1 to the Credit Agreement, dated as of June 11, 1997.
                  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27, 1997

10(29)    --      First Amendment to Credit Agreement, dated as of January 16, 1998, by and among the Registrant and certain subsidiaries of the Registrant, as Borrower, the
                  Lenders referred to therein, First Union National Bank of Tennessee, as
                  Administrative Agent, and NationsBank of Tennessee, as Co-Agent.*

10(30)    --      Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent,
                  dated as of June 27, 1997.  Incorporated by reference to the Company's
                  Registration Statement on Form 8-A filed with the Commission on July 3, 1997

10(31)    --      Purchase and Sale Agreement by and between the Registrant and certain of its
                  Affiliates, as Sellers, and Hospitality Properties Trust, as Purchaser, dated October
                  24, 1997.  Incorporated by reference to the Company's Current Report on Form
                  8-K, filed with the Commission on November 13, 1997

10(32)    --      Agreement to Lease between Hospitality Properties Trust and the Registrant dated
                  October 24, 1997.  Incorporated by reference to the Company's Current Report on
                  Form 8-K, filed with the Commission on November 13, 1997

10(33)    --      Form of Lease Agreement to be entered into between certain Affiliates of the
                  Registrant, as Tenant, and Hospitality Properties Trust, as Landlord.  Incorporated
                  by reference to the Company's Current Report on Form 8-K, filed with the
                  Commission on November 13, 1997

10(34)    --      Form of Security Agreement to be entered into between certain Affiliates of the
                  Registrant, as Tenant, and Hospitality Properties Trust, as Secured Party.
                  Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on November 13, 1997

10(35)    --      Form of Assignment and Security Agreement to be entered into between certain
                  Affiliates of the Registrant, as Assignor, and Hospitality Properties Trust, as
                  Assignee.  Incorporated by reference to the Company's Current Report on Form
                  8-K, filed with the Commission on November 13, 1997

10(36)    --      Form of Stock Pledge Agreement to be entered into between the Registrant, as
                  Pledgor, and Hospitality Properties Trust, as Secured Party.  Incorporated by
                  reference to the Company's Current Report on Form 8-K, filed with the
                  Commission on November 13, 1997

10(37)    --      Form of Limited Guaranty Agreement to be entered into by the Registrant, as
                  Guarantor, for the benefit of Hospitality Properties Trust.  Incorporated by reference to the Company's Current Report on Form 8-K, filed with the
                  Commission on November 13, 1997

10(38)    --      Letter between Hospitality Properties Trust and the Registrant dated November 19,
                  1997. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on December 3, 1997

11        --      Computation of Earnings per Common Share Primary and Assuming Full Dilution*

21        --      Subsidiaries of the Registrant*

23        --      Consent of Deloitte & Touche LLP*

27        --      Financial Data Schedule*

-----------

* Filed herewith


(b) No reports on Form 8-K were filed during the fourth quarter ended December 28, 1997 except the following:

                  Form 8-K dated October 24, 1997 relating to the sale and leaseback of certain Sumner Suites to Hospitality Properties Trust.

                  Form 8-K dated November 19, 1997 relating to the sale and leaseback of certain Sumner Suites to Hospitality Properties Trust.

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


                                        SHOLODGE, INC.


                                        By: /s/ Leon Moore
                                            ------------------------------------
                                        Leon Moore, President and
                                        Chief Executive Officer


                                        April 9, 1998

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


Signature                                     Title                                        Date
---------                                     -----                                        ----

/s/ Leon Moore                                President, Chief Executive                   April 9, 1998
-----------------------------------           Officer, Principal Executive
Leon Moore                                    Officer, Director

/s/ Bob Marlowe                               Secretary, Treasurer, Chief                  April 9, 1998
-----------------------------------           Accounting Officer, Principal
Bob Marlowe                                   Accounting Officer, Chief Financial
                                              Officer, Director

/s/ Richard L. Johnson                        Executive Vice President,                    April 9, 1998
-----------------------------------           Director
Richard L. Johnson

/s/ Earl H. Sadler                            Director                                     April 9, 1998
-----------------------------------
Earl H. Sadler

/s/ Helen L. Moskovitz                        Director                                     April 9, 1998
-----------------------------------
Helen L. Moskovitz