Form 10-Q
period 1998-04-19
SHOLODGE INC
filed 1998-06-03
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

   For the First Quarter Ended April 19, 1998     Commission File No. 0-19840

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

         As of June 1, 1998, there were 8,255,810 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                          APRIL 19,             DECEMBER 28,
                                                                            1998                   1997(1)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $ 40,456,755            $ 59,105,505
   Accounts receivable-net                                                 4,073,508               3,053,422
   Construction contracts                                                    125,001                 125,001
   Income taxes receivable                                                 4,472,362               6,132,154
   Prepaid expenses                                                          785,266                 532,698
   Other current assets                                                      224,373                 205,891

                                                                        ------------------------------------
               Total current assets                                       50,137,265              69,154,671

DIRECT FINANCING LEASES, less current portion                                292,279                 297,037

PROPERTY AND EQUIPMENT                                                   218,351,684             197,129,415
   Less accumulated depreciation and amortization                        -40,322,150             -39,790,321
                                                                        ------------------------------------
                                                                         178,029,534             157,339,094

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                    9,468,096               9,404,966

DEFERRED CHARGES                                                          10,547,065              10,787,233

SECURITIES HELD TO MATURITY - RESTRICTED                                   9,177,458               8,946,985

SECURITIES AVAILABLE FOR SALE                                                275,888                 264,581

DEPOSITS ON SALE/LEASEBACK                                                28,000,000              28,000,000

DEFERRED TAX ASSET                                                         4,416,887               4,416,887

INTANGIBLE ASSETS                                                          3,382,512               3,435,725

OTHER ASSETS                                                               7,776,904               7,829,813
                                                                        ------------------------------------

   TOTAL ASSETS                                                         $301,503,888            $299,876,992
                                                                        ====================================

(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                          APRIL 19,             DECEMBER 28,
                                                                            1998                   1997(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                $ 13,689,151            $ 10,919,712
   Taxes other than on income                                              1,716,295               1,040,956
   Income taxes payable                                                      198,281                 473,962
   Current portion of long-term debt
      and capitalized lease obligations                                    2,599,739               2,599,739
                                                                        ------------------------------------

               Total current liabilities                                  18,203,466              15,034,369

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                         31,278,638              31,710,579

OTHER LONG-TERM DEBT                                                     122,150,062             122,166,745

CAPITALIZED LEASE OBLIGATIONS                                                554,460                 760,606

DEFERRED GAIN ON SALE/LEASEBACK                                           33,181,878              34,377,131

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                385,231                 475,590

                                                                        ------------------------------------
   TOTAL LIABILITIES                                                     205,753,735             204,525,020
                                                                        ------------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                       --                      --
   Common stock (no par value; 20,000,000 shares
      authorized, 8,255,810 shares issued and outstanding
      as of April 19, 1998 and 8,255,810 shares issued
      and outstanding as of December 28, 1997)                                 1,000                   1,000
  Additional paid-in capital                                              42,431,520              42,431,520
  Retained earnings                                                       53,218,090              52,827,145
  Unrealized gain on securities available for sale (net of tax)               99,543                  92,307
                                                                        ------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                          95,750,153              95,351,972
                                                                        ------------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $301,503,888            $299,876,992
                                                                        ====================================

(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE SIXTEEN WEEKS ENDED APRIL 19, 1998 AND APRIL 20, 1997



                                                                             16 WEEKS ENDED
                                                                     APRIL 19,            APRIL 20,
                                                                       1998                 1997
                                                                   ---------------------------------
REVENUES:
   Hotel                                                           $ 22,615,511          $20,694,148
   Franchising                                                          962,499            1,181,884
   Management                                                            35,846               37,355
                                                                   ---------------------------------
           Total operating revenues                                  23,613,856           21,913,387

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                          13,507,001           11,433,225
      Franchising                                                       748,256              711,579

                                                                   ---------------------------------
           Total operating expenses                                  14,255,257           12,144,804
                                                                   ---------------------------------

              Gross operating profit                                  9,358,599            9,768,583

   General and administrative                                         1,480,610              928,514
   Rent expense                                                       3,067,780              242,872
   Depreciation and amortization                                      2,572,478            2,929,057
                                                                   ---------------------------------
              Operating profit                                        2,237,731            5,668,140

OTHER INCOME AND EXPENSES:
   Interest expense                                                   3,197,731            2,866,225
   Interest income                                                    1,346,271              353,856
                                                                   ---------------------------------
      Net interest expense                                            1,851,460            2,512,369
   Other income                                                         243,895              223,202
                                                                   ---------------------------------

EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                  630,166            3,378,973

INCOME TAXES                                                            220,000            1,210,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                           19,221              129,830
                                                                   ---------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING POLICY                                                    390,945            2,039,143
                                                                   ---------------------------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY
   (net of tax effect of 691,000)                                                         -1,164,114
                                                                   =================================
NET EARNINGS                                                       $    390,945          $   875,029
                                                                   =================================

EARNINGS PER COMMON SHARE
        Basic:
          Earnings before cumulative effect of change
            of accounting policy                                   $       0.05          $      0.25
          Cumulative effect of change of accounting policy                               $     (0.14)
          Net earnings                                             $       0.05          $      0.11
                                                                   =================================

        Diluted:
          Earnings before cumulative effect of change of
            accounting policy                                      $       0.05          $      0.24
          Cumulative effect of change of accounting policy                               $     (0.14)
          Net earnings                                             $       0.05          $      0.10
                                                                   =================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                         8,255,810            8,233,777
        Diluted                                                       8,353,228            8,354,236
                                                                   ---------------------------------



             See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 19, 1998 AND APRIL 20, 1997
                                   (UNAUDITED)

                                                                                   16 WEEKS ENDED
                                                                           APRIL 19,            APRIL 20,
                                                                             1998                 1997
                                                                         ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                $    390,945          $ 2,039,143
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                                 2,572,478            2,929,057
              DECREASE IN DEFERRED INCOME TAXES                                     0             -355,000
              INCREASE  IN MINORITY INTEREST IN EQUITY
                   OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS               19,221              129,830
              GAIN ON SALE OF PROPERTY & EQUIPMENT                            -47,906                    0
              RECOGNITION OF PREVIOUSLY DEFERRED PROFIT ON SALE/LEASEBACK
                   TRANSACTION                                             -1,195,253                    0
              ACCRETION OF DISCOUNT  ON SECURITIES                                  0
                HELD TO MATURITY                                             -230,473             -212,669
   CHANGES IN ASSETS AND LIABILITIES:
              DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                      639,706             -822,061
              (INCREASE)  IN PREPAID EXPENSES                                -252,568             -631,681
              DECREASE  IN OTHER ASSETS                                        26,592               73,361
              INCREASE (DECREASE) IN ACCOUNTS PAYABLE
                 AND ACCRUED EXPENSES                                       2,769,439           -2,607,191
              INCREASE (DECREASE) IN INCOME AND OTHER TAXES                   395,587             -842,810
----------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN)  OPERATING ACTIVITIES                  5,087,768             -300,021

CASH FLOWS FROM INVESTING ACTIVITIES:
   CAPITAL EXPENDITURES                                                   -23,577,852          -16,202,094
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                                 463,513                    0
----------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) INVESTING ACTIVITIES                             -23,114,339          -16,202,094

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE (INCREASE) IN DEFERRED CHARGES                                    137,413             -158,499
   PROCEEDS FROM DIRECT FINANCING LEASES                                        4,758              143,122
   PROCEEDS FROM LONG-TERM DEBT                                                     0           17,900,000
   PAYMENTS ON LONG-TERM DEBT                                                -448,624             -744,736
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                 -206,146             -166,665
   DISTRIBUTIONS TO MINORITY INTERESTS                                       -109,580                    0
   EXERCISE OF STOCK OPTIONS                                                        0                5,604
----------------------------------------------------------------------------------------------------------
      NET CASH (USED IN)  PROVIDED BY FINANCING ACTIVITIES                   -622,179           16,978,826
----------------------------------------------------------------------------------------------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     ($18,648,750)         $   476,711
==========================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          $ 59,105,505          $ 4,259,768
==========================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 40,456,755          $ 4,736,479
==========================================================================================================




      See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A. The consolidated financial statements have been prepared by the Company without audit.

     In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 28, 1997 and the Company's Quarterly Report on Form 10-Q for the sixteen weeks ended April 19, 1998.

     There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 28, 1997.

     The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 19, 1998 and April 20, 1997 are not necessarily indicative of the operating results for the entire year.

B. On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the quarters ended April 19, 1998 and April 20, 1997.

                                                           4/19/98      4/19/97
                                                           -------      -------

          Net unrealized gain on securities available
            for sale for the quarter                         $7           None

C. On December 29, 1997, the Company adopted the practice of capitalizing only directly identifiable internal costs of identifying and acquiring commercial properties in accordance with the recently issued Emerging Issues Task Force ("EITF") Issue No. 97-11. The implementation of this
     EITF resulted in increased operating costs of approximately $220,000.

D. The net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding.

     ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Results of Operations

For the Quarters Ended April 19, 1998 and April 20, 1997

         Total operating revenues for the quarter ended April 19, 1998, were $23.6 million, or 7.8% more than the total operating revenues of $21.9 million reported for the first quarter of 1997.

         Revenues from hotel operations increased by $1.9 million, or 9.3%, over the $20.7 million reported for the same period last year. For the 44 same hotels opened for all of both quarterly periods, an increase of 1.3% in average daily room rates, from $58.21 in first quarter 1997 to $58.96 in first quarter 1998, coupled with an increase in average occupancy rates on these hotels from 55.2% to 56.8% this year, resulted in a net increase in same hotel revenues of 1.6%, from $19.9 million in first quarter 1997 to $20.2 million in first quarter 1998. The five hotels opened since the end of 1996 contributed $2.4 million to hotel operating revenues in first quarter this year, compared to $783,000 in first quarter 1997.

         The Company owns and operated two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR (revenue per available room) for the Company-owned Shoney's Inns (currently 31) declined slightly, from $28.94 in first quarter 1997 to $28.07 in first quarter 1998. However, the 18 Sumner Suites hotels' RevPAR increased by 18.9%, from $38.70 in first quarter 1997 to $46.01 in first quarter this year. The 13 Sumner Suites same-hotels' RevPAR also increased by 18.9%, from $39.48 in first quarter 1997 to $46.96 in first quarter this year. All future Company-owned hotels currently planned are the Sumner Suites brand.

         Franchising revenues declined by $219,000, or 18.6%, in first quarter 1998 from first quarter 1997. The decrease was due to the cancellation of reservation services by two hotel chains in the first quarter of 1997 when $388,000 in revenues from these two chains was earned in that quarter versus none this year. This loss of revenues was partially offset by an increase in Shoney's Inn franchise fee revenue of $165,000, from $54,000 in first quarter 1997 to $219,000 in first quarter this year. Franchise fee revenue can vary materially from quarter to quarter depending on the level of franchise sales activities. Management revenues were not material in either comparative quarter, but declined slightly, from $37,000 in first quarter last year to $36,000 in first quarter this year.

         Operating expenses from hotel operations for the first quarter of 1998 increased by $2.1 million, or 18.1%, from $11.4 million in first quarter 1997 to $13.5 million in first quarter 1998, due partially to the $1.9 million increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity, however, increased from 55.2% in first quarter 1997 to 59.7% in first quarter 1998. The negative impact on hotel profit margin was due primarily to increases in expenses in the areas of payroll related costs, various supplies costs, repairs and maintenance, real estate taxes, complimentary food and beverage, and travel agents commissions.

         Franchising operating expenses increased by $37,000, or 5.2%, from first quarter 1997 due primarily to increased payroll related expenses. General and administrative expenses increased by $552,000, or 59.5%, in first quarter 1998 over first quarter 1997. This increase was due primarily to increased franchise taxes, increased expenses related to the occupancy of the new corporate headquarters building, increased professional fees, and increased land acquisition costs as a result of implementing Emerging Issues Task Force ("EITF") No. 97-11.

         Rent expense increased by $2.8 million in first quarter this year over last year's first quarter due to the sale-leaseback of 14 hotels in fourth quarter 1997, for which net rent expense incurred in first quarter 1998 was $2.8 million.

         Depreciation and amortization expense decreased by $357,000, or 12.2%, from first quarter 1997. The sale-leaseback of 14 hotels in November of 1997 caused depreciation expense to be eliminated on those hotels for first quarter 1998, compared to an expense of $786,000 on those hotels in first quarter 1997. This reduction was partially offset, however, with an increase of $429,000 in depreciation and amortization on additions to depreciable and amortizable assets since first quarter last year.

         Interest expense increased by $332,000, while interest income increased by $992,000 from first quarter 1997, for a decrease of $661,000 in net interest expense. The increase in interest expense resulted primarily from additional borrowings incurred in 1997 for capital expenditures for new hotels. The increase in interest income was due primarily to the interest earned on the temporary investment of cash received in the sale-leaseback transaction in fourth quarter 1997.

         Other income increased by $21,000, or 9.3%, from first quarter 1997 to first quarter 1998 due primarily to a small gain on the sale of one parcel of land held for sale in the first quarter of this year, whereas no similar transaction occurred in first quarter 1997. Minority interest in earnings and losses of consolidated subsidiaries and partnerships was $19,000 in first quarter 1998 compared with $130,000 for the same period in 1997. This was due to less profitable consolidated entities which include minority ownership, combined with a negative adjustment of $72,000 in minority interests receivable in first quarter 1997.

         The Company elected to make a change in accounting for pre-opening costs effective with the beginning of its 1997 fiscal year to reflect the preferable method of expensing pre-opening costs as incurred, rather than capitalizing those expenditures and amortizing them over a three year period. The cumulative effect of this accounting change for periods prior to fiscal 1997 recognized in the first quarter of 1997, net of income tax effect, was a reduction in net earnings of $1,164,000. This is a one-time non-recurring charge.

Liquidity and Capital Resources

         The Company's cash flows provided by operating activities were $5.1 million in first quarter 1998, compared with $300,000 used in operating activities in first quarter 1997. The increase in accounts payable and accrued expenses in first quarter 1998 of $2.8 million contrasted to a decrease in first quarter 1997 of $2.6 million, accounted for an increase in operating cash flows of $5.4 million from this source from first quarter 1997 to first quarter 1998. In first quarter 1998 the Company recognized $1.2 million of deferred profit from a sale-leaseback transaction which occurred in fourth quarter 1997.

         The Company's cash flows used in investing activities were $23.1 million in first quarter 1998 compared with $16.2 million for the comparable period in 1997. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $23.6 million in first quarter 1998 and $16.2 million in first quarter 1997. One small parcel of land held for sale was sold in first quarter 1998, providing $464,000 in funds from this activity.

         Net cash used in financing activities was $622,000 in first quarter 1998 compared with net cash provided by financing activities of $17.0 million in first quarter 1997. The primary reason for this $17.6 million difference was the proceeds from borrowings on unsecured bank credit facilities in the amount of $17.9 in first quarter 1997 versus none in first quarter 1998. The sale-leaseback of 14 hotels in November 1997 provided funds to repay all unsecured bank credit facilities with excess funds which are temporarily invested in high-grade short-term securities until needed for construction and acquisition of new lodging facilities. As of the end of first quarter 1998, the balance of these invested funds totaled $35.7 million.

         Effective January 16, 1998, the company amended its $75.0 million unsecured three-year revolving credit facility with a group of five banks. The interest rate on this amended credit facility is at the lender's base rate or one hundred seventy-five basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDAR, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from base rate minus .25% to base rate plus .50% or 150 to 250 basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. The Company pays commitment fees on the unused portion of the facility ranging from .15% to .40% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, fixed charge coverage and the Senior Leverage Ratio. Currently the Company has no borrowings outstanding under this credit facility.

         The Company also has a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1998. As of April 19, 1998, the Company had no borrowings outstanding under this credit facility.

         The Company opened four Sumner Suites hotels in 1997 and one in first quarter 1998. Additionally, renovations of several existing properties were completed in 1997, and several others are scheduled for completion in fiscal 1998. Furthermore, the Company's new corporate headquarters building was completed in 1997. The Company currently has seven Sumner Suites hotels under construction. In addition, the Company has another seven Sumner Suites hotels under contract which are scheduled to open by the end of first quarter 1999. The Company expects that approximately $100 million in additional capital funds will be necessary through first quarter 1999 to fulfill these plans.

         The Company has principal payments totaling approximately $2.6 million due under existing debt instruments through first quarter 1999. The Company believes that a combination of the balance of net proceeds from the sale/leaseback transaction, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from sale of excess land and available furniture, fixtures, and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

                  The statements appearing in this report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including delays in concluding or the inability to conclude transactions, the establishment of competing facilities and services, cancellation of leases or contracts, changes in applicable laws and regulation, general market acceptance of the Company=s facilities and services, fluctuations in margins, demand fluctuations, access to debt or equity financing, adverse uninsured determinations in existing or future litigation or regulatory proceedings and other risks.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         Lorraine Donergue v. Sholodge, Inc., Leon Moore, Michael A. Corbett and Bob Marlowe, Case No. 3-98-0295, United States District Court for the Middle District of Tennessee, filed March 31, 1998 ("Donergue Case"). Paul Senior v. Sholodge, Inc., Leon Moore, Michael A. Corbett and Bob Marlowe, Case No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 ("Senior Case"). Both of these actions name the Company, two of its officers, Leon Moore and Bob Marlowe, and a former officer, Michael A. Corbett, as defendants in a purported class action lawsuit by plaintiffs who claim to be shareholders of the Company. The Donergue Case alleges that the Company violated
Section 10(b) of the Securities Exchange Act of 1934 by issuing allegedly false and misleading statements and financial information to the investing public during 1997. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, based on essentially the same factual allegations. The plaintiffs seek an unspecified amount of damages. The Company has filed motions to dismiss both actions for failure to state a cause of action under the applicable Federal and state statutes and, alternatively, has moved that the state action be stayed in deference to the prior Federal court action. The Company intends to defend both cases vigorously.

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


                                       ShoLodge, Inc.



Date:  June 2, 1998                    S/ Leon Moore
                                       -------------
                                       Leon Moore
                                       President, Chief Executive Officer,
                                       Principal Executive Officer, Director



Date:  June 2, 1998                    S/ Bob Marlowe
                                       --------------
                                       Bob Marlowe
                                       Secretary, Treasurer, Chief Accounting
                                       Officer, Principal Accounting Officer,
                                       Chief Financial Officer, Director