Form 10-Q
period 1998-07-12
SHOLODGE INC
filed 1998-08-26
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ----------------------------------------------

    For the Second Quarter Ended July 12, 1998   Commission File No. 0-19840

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
   Yes   X       No
       -----        -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

As of August 24, 1998, there were 8,255,810 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                        JULY 12,         DECEMBER 28,
                                                                          1998             1997(1)
                                                                      -------------------------------
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                          $ 21,384,819       $ 59,105,505
   Accounts receivable-net                                               3,642,844          3,053,422
   Construction contracts                                                        0            125,001
   Income taxes receivable                                               4,472,362          6,132,154
   Prepaid expenses                                                        689,147            532,698
   Other current assets                                                    210,662            205,891
                                                                      -------------------------------
               Total current assets                                     30,399,834         69,154,671

DIRECT FINANCING LEASES, less current portion                              287,377            297,037

PROPERTY AND EQUIPMENT                                                 238,722,088        197,129,415
   Less accumulated depreciation and amortization                      -42,321,921        -39,790,321
                                                                      -------------------------------
                                                                       196,400,167        157,339,094

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                  9,040,383          9,404,966

DEFERRED CHARGES                                                        10,342,759         10,787,233

SECURITIES HELD TO MATURITY - RESTRICTED                                 9,350,314          8,946,985

SECURITIES AVAILABLE FOR SALE                                              271,365            264,581

DEPOSITS ON SALE/LEASEBACK                                              28,000,000         28,000,000

DEFERRED TAX ASSET                                                       4,416,887          4,416,887

INTANGILE ASSETS                                                         3,344,747          3,435,725

OTHER ASSETS                                                             7,733,639          7,829,813
                                                                      -------------------------------
   TOTAL ASSETS                                                       $299,587,472       $299,876,992
                                                                      ===============================


(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                        JULY 12,         DECEMBER 28,
                                                                          1998             1997(1)
                                                                      -------------------------------
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                              $ 13,148,266       $ 10,919,712
   Taxes other than on income                                            1,423,465          1,040,956
   Income taxes payable                                                    282,580            473,962
   Current portion of long-term debt
      and capitalized lease obligations                                  2,659,069          2,599,739
                                                                      -------------------------------
               Total current liabilities                                17,513,380         15,034,369

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                       30,643,978         31,710,579

OTHER LONG-TERM DEBT                                                   122,141,132        122,166,745

CAPITALIZED LEASE OBLIGATIONS                                              406,986            760,606

DEFERRED GAIN ON SALE/LEASEBACK                                         32,404,577         34,377,131

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                              439,718            475,590
                                                                      -------------------------------
   TOTAL LIABILITIES                                                   203,549,771        204,525,020
                                                                      -------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                     --                 --
   Common stock (no par value; 20,000,000 shares
      authorized, 8,255,810 shares issued and outstanding
      as of July 12, 1998 and 8,255,810 shares issued
      and outstanding as of December 28, 1997)                               1,000              1,000
  Additional paid-in capital                                            42,431,520         42,431,520
  Retained earnings                                                     53,508,532         52,827,145
  Unrealized gain on securities available for sale (net of tax)             96,649             92,307
                                                                      -------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                        96,037,701         95,351,972
                                                                      -------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $299,587,472       $299,876,992
                                                                      ===============================


(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 12, 1998 AND JULY 13, 1997



                                                                    12 WEEKS ENDED                28 WEEKS ENDED
                                                               JULY 12,       JULY 13,       JULY 12,      JULY 13,
                                                                 1998           1997           1998          1997
                                                             -------------------------------------------------------
REVENUES:
   Hotel                                                     $ 19,344,570    $17,950,886   $41,960,081   $38,645,034
   Franchising                                                    526,998        707,661     1,489,497     1,889,545
   Management                                                      35,119         35,183        70,965        72,538
                                                             -------------------------------------------------------
            Total operating revenues                           19,906,687     18,693,730    43,520,543    40,607,117

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                    11,574,319      9,408,311    25,081,320    20,841,536
      Franchising                                                 528,448        504,422     1,276,704     1,216,001
                                                             -------------------------------------------------------
            Total operating expenses                           12,102,767      9,912,733    26,358,024    22,057,537
                                                             -------------------------------------------------------
               Gross operating profit                           7,803,920      8,780,997    17,162,519    18,549,580

   General and administrative                                   1,609,711        639,738     3,090,321     1,568,252
   Rent expense                                                 2,281,620        217,563     5,349,400       460,435
   Depreciation and amortization                                2,089,053      2,572,106     4,661,531     5,501,163
                                                             -------------------------------------------------------
               Operating profit                                 1,823,536      5,351,590     4,061,267    11,019,730

OTHER INCOME AND EXPENSES:
   Interest expense                                             2,463,630      2,579,932     5,661,361     5,446,157
   Interest income                                                786,843        311,435     2,133,114       665,291
                                                             -------------------------------------------------------
      Net interest expense                                      1,676,787      2,268,497     3,528,247     4,780,866
   Other income                                                   360,180      1,465,753       604,075     1,688,955
                                                             -------------------------------------------------------
EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY            506,929      4,548,846     1,137,095     7,927,819

INCOME TAXES                                                      162,000      1,551,000       382,000     2,761,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                     54,487        156,443        73,708       286,273
                                                             -------------------------------------------------------
EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN                    290,442      2,841,403       681,387     4,880,546
   ACCOUNTING POLICY
                                                             -------------------------------------------------------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY
   (net of tax effect of 691,000)                                                                         -1,164,114
                                                             -------------------------------------------------------
NET EARNINGS                                                 $    290,442    $ 2,841,403   $   681,387   $ 3,716,432
                                                             =======================================================

EARNINGS PER COMMON SHARE
        Basic:
          Earnings before cumulative effect of change
             of accounting policy                            $       0.04    $      0.34   $      0.08   $      0.59
          Cumulative effect of change of accounting policy                                               $     (0.14)
          Net earnings                                       $       0.04    $      0.34   $      0.08   $      0.45
                                                             =======================================================
        Diluted:
          Earnings before cumulative effect of change
             of accounting policy                            $       0.04    $      0.32   $      0.08   $      0.58
          Cumulative effect of change of accounting policy                                               $     (0.14)
          Net earnings                                       $       0.04    $      0.32   $      0.08   $      0.44
                                                             =======================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                   8,255,810      8,239,269     8,255,810     8,236,130
        Diluted                                                 8,268,921     10,685,454     8,323,251     8,356,121
                                                             -------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 12, 1998 AND JULY 13, 1997
                                   (UNAUDITED)

                                                                                  28 WEEKS ENDED
                                                                           JULY 12,              JULY 13,
                                                                             1998                  1997

                                                                     --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                $    681,387          $  4,880,546
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
              DEPRECIATION AND AMORTIZATION                                 4,661,531             5,403,040
              DECREASE IN DEFERRED INCOME TAXES                                                    -274,000
              INCREASE  IN MINORITY INTEREST IN EQUITY
                   OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS               73,708               286,273
              GAIN ON SALE OF PROPERTY & EQUIPMENT                           -108,357            -1,190,687
              ACCRETION OF DISCOUNT ON SECURITIES
                HELD TO MATURITY                                             -403,329              -425,338
   CHANGES IN ASSETS AND LIABILITIES:
              DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE                    1,195,371              -697,253
              (INCREASE) IN PREPAID EXPENSES                                 -156,449              -748,173
              DECREASE IN OTHER ASSETS                                         75,148               239,172
              INCREASE (DECREASE) IN ACCOUNTS PAYABLE
                 AND ACCRUED EXPENSES                                       2,228,554            -4,197,296
              INCREASE IN INCOME AND OTHER TAXES                              188,684               127,601
-----------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,436,248             3,403,885

CASH FLOWS FROM INVESTING ACTIVITIES:
   RECOGNITION OF PREVIOUSLY DEFERRED PROFIT                               -1,972,554
   CAPITAL EXPENDITURES                                                   -44,014,125           -27,884,061
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                               1,059,205             1,743,364
-----------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) INVESTING ACTIVITIES                             -44,927,474           -26,140,697

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE (INCREASE) IN DEFERRED CHARGES                                    256,964              -263,228
   PROCEEDS FROM DIRECT FINANCING LEASES                                        9,660               153,871
   PROCEEDS FROM LONG-TERM DEBT                                                                  61,200,000
   PAYMENTS ON LONG-TERM DEBT                                              -1,032,884           -38,558,313
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                 -353,620              -279,505
   DISTRIBUTIONS TO MINORITY INTERESTS                                       -109,580              -100,000
   EXERCISE OF STOCK OPTIONS                                                                        181,606
-----------------------------------------------------------------------------------------------------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  -1,229,460            22,334,431
-----------------------------------------------------------------------------------------------------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                              $(37,720,686)         $   (402,381)
===========================================================================================================

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          $ 59,105,505          $  4,259,768
===========================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                $ 21,384,819          $  3,857,387
===========================================================================================================



      See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         A. The consolidated financial statements have been prepared by the Company without audit.

                In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 28, 1997 and the Company's Quarterly Report on Form 10-Q for the twenty-eight weeks ended July 12, 1998.

                There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 28, 1997.

                The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

                The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended July 12, 1998 and July 13, 1997 are not necessarily indicative of the operating results for the entire year.

         B. On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the two quarters ended July 12, 1998 and July 13, 1997.

                                                                  7/12/98   7/13/97
                                                                  -------   -------
                      Net unrealized gain on securities
                      available for sale for the quarter            $4       None


         C. On December 29, 1997, the Company adopted the practice of capitalizing only directly identifiable internal costs of identifying and acquiring commercial properties in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-11. The implementation of this EITF resulted in increased operating costs of approximately $330,000 and $560,000 in the second quarter of 1998 and in the first two quarters of 1998, respectively.

         D. The net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding.

     ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 12, 1998

         Total revenues for the fiscal quarter ended July 12, 1998, increased 6.5% to $19.9 million from $18.7 million for the same period in 1997. For the two fiscal quarters ended July 12, 1998, total revenues increased 7.2% to $43.5 million from $40.6 million for the same period in 1997.

         Revenues from hotel operations in the second fiscal quarter of 1998 increased by 7.8% to $19.3 million from $18.0 million for the same period in 1997. For the 45 same hotels opened for all of both quarterly periods (same hotels), average daily room rates in the second fiscal quarter of 1998 increased 2.4% to $60.93 from $59.50 in the second quarter of 1997, while average occupancy rates decreased to 63.5% from 64.1%, resulting in a net increase in same hotel revenues per available room (RevPAR) of 1.4%, from $38.17 in the second quarter of 1997 to $38.72 in the second quarter of 1998. The remaining (non-same) hotels contributed $1.9 million to hotel revenues in the second quarter of 1998 compared with $755,000 for the same period in 1997. The $755,000 from these hotels in second quarter of 1997 included $366,000 from one new hotel and $389,000 from a hotel which was sold in the fourth quarter of 1997.

         Revenues from hotel operations in the first two quarters of 1998 increased 8.6% to $42.0 million from $38.6 million for the same period in 1997. For the 44 same hotels, average daily room rates in the first two quarters of 1998 increased 1.7% to $59.72 from $58.70 in the first two quarters of 1997 and average occupancy rates increased to 59.6% from 59.1%, resulting in a net increase in same hotel RevPAR of 2.6%, from $34.71 in the first two quarters of 1997 to $35.62 in the first two quarters of 1998. The five hotels opened during 1997 and the first two quarters of 1998 contributed $4.3 million to hotel revenues in the first two quarters of 1998 compared to $554,000 for the same period in 1997. The hotel which was sold in the fourth quarter of 1997 contributed $984,000 to hotel revenues in the first two quarters of 1997.

         The Company owns and operates two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR for the 31 Company-owned Shoney's Inns declined slightly, from $34.62 in the second quarter of 1997 to $34.43 in the second quarter of 1998. This decrease in RevPAR on the Shoney's Inns was from $31.37 in the first two quarters of 1997 to $30.80 in the first two quarters of 1998. The 18 Sumner Suites hotels' RevPAR declined slightly in the second quarter from the same period last year, from $45.30 to $45.22, but increased for the two quarters by 9.8%, from $41.56 to $45.65. The 14 Sumner Suites same hotels' RevPAR increased from $45.30 in the second quarter of 1997 to $48.71 in the second quarter of 1998. The 13 Sumner Suites same hotels on a year-to-date basis increased RevPAR by 13.1%, from $42.07 in the first two quarters of

1997 to $47.59 in the first two quarters of 1998. All future Company-owned hotels currently planned are the Sumner Suites brand. After the end of the second quarter the Company entered into a definitive agreement to sell 16 of its Company-owned Shoney's Inns, which is scheduled to close in the third quarter. The Company plans to exploit additional opportunities to sell its other 15 Shoney's Inns.

         Franchising revenues declined by $181,000, or 25.5%, in the second quarter of 1998 from second quarter 1997. The primary causes of the decrease were (1) a decrease in royalty fees earned due primarily to the termination of 14 Shoney's Inns owned by one franchisee effective June 1, 1998, and (2) the loss of reservation fee income due primarily to the cancellation of reservation services from two hotel chains in early 1997 and the 14 Shoney's Inns mentioned above in the second quarter of 1998. Approximately $100,000 of the $181,000 decrease was in royalty fee income with the balance in reservation fees. Franchising revenues declined by $400,000, or 21.2%, in the first two quarters of 1998 from the first two quarters of 1997. The primary causes of the decrease were as discussed above for the second quarter, but for a year-to-date effect of approximately $560,000, offset with an increase in year-to-date initial franchise fees of approximately $160,000 over the first two quarters of 1997. Initial franchise fees can vary materially from quarter to quarter. The 16 Company-owned Shoney's Inns, for which a sale is pending, will be franchised to the prospective purchaser and is expected to produce additional franchise revenues of approximately $1 million annually. Management revenues were not material in either comparative quarter or year-to-date period, but declined slightly for the first two quarters, from $73,000 in 1997 to $71,000 in 1998.

         Operating expenses from hotel operations for the second quarter of 1998 increased by $2.2 million, or 23.0%, from $9.4 million in the second quarter of 1997 to $11.6 million in the second quarter of 1998, due partially to the $1.4 million increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity, however, increased from 52.4% in second quarter 1997 to 59.8% in second quarter 1998. Operating expenses from hotel operations for the first two quarters of 1998 increased by $4.2 million, or 20.3%, from $20.8 million in the first two quarters of 1997 to $25.1 million in the first two quarters of 1998, due partially to the $3.3 million increase in hotel operating revenues. Operating expenses as a percentage of operating revenues for this activity, however, increased from 53.9% in the first two quarters of 1997 to 59.8% in the first two quarters of 1998. The negative impact on hotel profit margin for both the second quarter and the first two quarters of 1998 was due primarily to increases in expenses in the areas of payroll related costs, real estate taxes, repairs and maintenance, travel agents commissions, and various supplies costs.

         Franchise operating expenses increased by $24,000, or 4.8%, from second quarter 1997 due primarily to increased payroll related expenses. This increase for the first two quarters of 1998 over the first two quarters of 1997 was $61,000, or 5.0%, due to the same factor. General and administrative expenses increased by $970,000 in the second quarter of 1998 over the second quarter of 1997. The increase for the first two quarters of 1998 over the comparable period of 1997 was $1.5 million. These substantial increases in general and administrative expenses were due primarily to increased professional fees, increased expenses related to the occupancy of the new corporate headquarters building, increased land acquisition costs as a result of implementing Emerging Issues Task Force ("EITF") No. 97-11, provisions to a workers' compensation self insurance reserve, and increased franchise taxes.

         Rent expense increased by $2.1 million in the second quarter over last year's second quarter, and by $4.9 million in the first two quarters of 1998 over the first two quarters of 1997. These increases were due to the sale-leaseback of 14 hotels in fourth quarter 1997, for which net rent expense incurred in the second quarter of 1998 was $2.1 million and in the first two quarters of 1998 was $4.8 million.

         Depreciation and amortization expense decreased by $483,000, or 18.8%, from second quarter 1997, and for the first two quarters of 1998 decreased by $840,000, or 15.3%, from the first two quarters of 1997. The sale-leaseback of 14 hotels in November of 1997 caused depreciation expense to be eliminated on those hotels subsequent to the fourth quarter of 1997. Depreciation expense on those 14 hotels in the second quarter of 1997 was $669,000, and for the first two quarters of 1997 was $1.5 million. These reductions were partially offset, however, with increases in depreciation and amortization on additions to depreciable and amortizable assets beginning with first quarter 1997, which increased depreciation and amortization expense, net of the effect of any dispositions, by $186,000 for the second quarter of 1998, and by $615,000 for the first two quarters of 1998.

         Interest expense for the second quarter of 1998 decreased by $116,000, while interest income increased by $476,000 from the second quarter of 1997, for a decrease of $592,000 in net interest expense. For the first two quarters of 1998, interest expense increased by $215,000 over the first two quarters of 1997, while interest income increased during this period by $1.5 million, for a net decrease of $1.3 million in net interest expense. These reductions in net interest expense in 1998 from 1997 are primarily the result of the sale-leaseback of 14 hotels in fourth quarter of 1997 which was used to reduce indebtedness and invested in interest-earning funds until needed for capital expenditures for new hotels.

         Other income in the second quarter of 1998 decreased by $1.1 million from the second quarter of 1997. This was due primarily to a gain of $1.3 million on the sale of excess land in the second quarter of 1997, whereas no comparable transaction occurred in the second quarter of 1998. Other income for the first two quarters of 1998 also decreased by $1.1 million from the same period last year due to the land sale transaction in the second quarter of 1997. Minority interests in earnings and losses of subsidiaries and partnerships decreased by $102,000 in the second quarter of 1998 from second quarter 1997, and decreased by $213,000 for the first two quarters of 1998 as compared with the first two quarters of 1997, due to less profitable consolidated entities which include minority ownership. The year-to-date decrease also included an adjustment of $72,000 in minority interest receivable in the first quarter of 1997.

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

Liquidity and Capital Resources

         The Company's cash flows provided by operating activities were $8.4 million in the first two quarters of 1998, compared with $3.4 million used in operating activities in the first two quarters of 1997. The increase in accounts payable and accrued expenses in first two quarters of 1998 of $2.2 million contrasted to a decrease in first two quarters 1997 of $4.2 million, accounted for an increase in operating cash flows of $6.4 million from this source from first two quarters 1997 to first two quarters 1998. A reduction of $1.2 million in accounts receivable in the first two quarters of 1998 versus an increase in accounts receivable of $697,000 during the comparable period in 1997, resulted in an increase in operating cash flows of $1.9 million. In first two quarters 1997 the Company recognized $1.3 million of profit on the sale of excess land.

         The Company's cash flows used in investing activities were $44.9 million in first two quarters 1998 compared with $26.1 million for the comparable period in 1997. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $44.0 million in first two quarters 1998 and $27.9 in first two quarters 1997. In the first two quarters of 1998 the Company recognized $2.0 million of deferred profit from a sale-leaseback transaction which occurred in fourth quarter 1997.

         Net cash used in financing activities was $1.2 million in first two quarters 1998 compared with net cash provided by financing activities of $22.3 million in first two quarters 1997. The primary reason for this $23.6 million difference was the proceeds from net borrowings on unsecured bank credit facilities in the amount of $20.2 in first two quarters 1997 versus none in first two quarters 1998. The sale-leaseback of 14 hotels in November 1997 provided funds to repay all unsecured bank credit facilities with excess funds which are temporarily invested in high-grade short-term securities until needed for construction and acquisition of new lodging facilities. As of the end of second quarter 1998, the balance of these invested funds totaled $16.7 million.

         Effective January 16, 1998, the company amended its $75.0 million unsecured three-year revolving credit facility with a group of five banks. The interest rate on this amended credit facility is at the lender's base rate or one hundred seventy-five basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. Thereafter, the interest rate is based on the ratio of senior debt to EBITDAR, as defined in the credit facility (the "Senior Leverage Ratio") and ranges from base rate minus .25% to base rate plus .50% or 150 to 250 basis points over the 30, 60, 90, or 180 day LIBOR rate, at the Company's option. The Company pays commitment fees on the unused portion of the facility raging from .15% to .40% based on the Senior Leverage Ratio and certain other fees under the credit facility. The credit facility contains covenants which, inter alia, limit or prohibit incurrences of certain additional indebtedness, liens on assets, investments, asset sales, mergers, dividends and amendments to indebtedness subordinated to the credit facility. It also contains financial covenants by the Company, including covenants with respect to net worth, indebtedness to total capitalization, fixed charge coverage and the Senior Leverage Ratio. In connection with the Company's anticipated sale of 16 hotels, the group of five banks has consented to the sale transaction with the provision that a review of the financial covenants in the credit agreement be performed and an amendment to the credit agreement, if appropriate, be executed. Until such time as the amendment is executed, or determined not to be required, the Company is precluded from borrowing on the revolving credit facility. The Company currently has no borrowings outstanding under this credit facility and anticipates no need to borrow on it prior to any amendment being executed.

         The Company also has a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1999. As of July 12, 1998, the Company had no borrowings outstanding under this credit facility.

         The Company opened four Sumner Suites hotels in 1997 and one in first quarter 1998. Additionally, renovations of several existing properties were completed in 1997, and several others are scheduled for completion in fiscal 1998. Furthermore, the Company's new corporate headquarters building was completed in 1997. The Company currently has eight Sumner Suites hotels under construction. In addition, the Company has properties for another seven Sumner Suites hotels under contract which are scheduled to open by the end of second quarter 1999. The Company expects that approximately $100 million in additional capital funds will be necessary through second quarter 1999 to fulfill these plans.

         The Company has principal payments totaling approximately $2.6 million due under existing debt instruments through second quarter 1999. The Company believes that a combination of the balance of net proceeds from the sale/leaseback transaction, additional sale-leaseback transactions, net cash provided from operations, borrowings under existing or new credit facilities, proceeds from sale of excess land and hotels, and available furniture, fixtures, and equipment financing packages will be sufficient to fund its scheduled development and debt repayments for the next twelve months.

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

         The statements appearing in this report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including delays in concluding or the inability to conclude transactions, the establishment of competing facilities and services, cancellation of leases or contracts, changes in applicable laws and regulation, in margins, demand fluctuations, access to debt or equity financing, adverse uninsured determinations in existing or future litigation or regulatory proceedings and other risks.

                           PART II - OTHER INFORMATION


          Item 1. Lorraine Donergue v. ShoLodge, Inc., Leon Moore, Michael A. Corbett and Bob Marlowe, Case No. 3-98-0295, United States District Court for the Middle District of Tennessee, filed March 31, 1998. This case was dismissed with respect to all named defendants in August 1998.

                    Paul Senior v. ShoLodge, Inc., Leon Moore, and Bob Marlowe, Case No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 ("Senior Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be shareholders of the Company. The case originally named Michael A. Corbett, former chief financial officer of the Company, as a defendant, but Mr. Corbett was recently deleted as a named defendant. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public during 1997. The Senior Case was stayed by the court in deference to the Donergue Case then pending in Federal court. The Company has not yet filed an answer to the Senior Case.

                    Stanley Gale v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-208, Chancery Court for Sumner County, Tennessee at Gallatin, filed July 2, 1998 ("Gale Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be holders of the Company's debt securities. The Gale Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, based on essentially the same factual allegations as the Senior Case. The Company has filed a motion to dismiss the case for failure to state a cause of action under the applicable state statute.

                    Michael A. Corbett v. ShoLodge, Inc., and Leon Moore, Case No. 98C-184, Chancery Court for Sumner County, Tennessee at Gallatin, filed June 12, 1998. This case was filed by Michael A. Corbett, the former chief financial officer, of the Company and alleges that his employment by the Company was wrongfully terminated. The plaintiff alleges breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. The defendants filed an answer to the complaint on July 8, 1998, denying the allegations.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    At the Company's Annual Meeting of Shareholders held on May 29, 1998, 8,255,810 shares were outstanding and eligible to vote. The Shareholders considered and voted to reelect the following directors:

                     Name of Nominee                   Vote Cast
                     ---------------                   ---------
                                                  For          Withheld
                                                  ---          --------
                     Earl H. Sadler             7,129,708       332,570
                     Bob Marlowe                7,136,990       325,288


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


                                               ShoLodge, Inc.



          Date:  August 25, 1998               /s/ Leon Moore
                                               ---------------------------------
                                               Leon Moore
                                               President, Chief Executive
                                               Officer, Principal Executive
                                               Officer, Director



          Date:  August 25, 1998               /s/ Bob Marlowe
                                               ---------------------------------
                                               Bob Marlowe
                                               Secretary, Treasurer, Chief
                                               Accounting Officer, Principal
                                               Accounting Officer, Chief
                                               Financial Officer, Director