Form 10-Q
period 1998-10-04
SHOLODGE INC
filed 1998-11-19
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            -------------------------

For the Third Quarter Ended October 4, 1998        Commission File No. 0-19840

                            -------------------------

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

                            -------------------------

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

                            -------------------------

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

     As of November 16, 1998, there were 8,095,810 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       OCTOBER 4,                 DECEMBER 28,
                                                         1998                         1997(1)
                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $   9,681,134                $  59,105,505
   Accounts receivable, net                             3,582,830                    2,903,422
   Construction contracts                                       0                      125,001
   Income taxes receivable                                605,000                    6,132,154
   Prepaid expenses                                       579,772                      532,698
   Notes receivable-net (Note D)                        3,281,841                      191,253
   Other current assets                                   166,036                      164,638
                                                    -------------                -------------
               Total current assets                    17,896,613                   69,154,671

NOTES RECEIVABLE, net (Note D)                         58,910,461                    6,156,863

DIRECT FINANCING LEASES, less current portion             282,474                      297,037

PROPERTY AND EQUIPMENT                                177,978,337                  197,129,415
   Less accumulated depreciation and amortization     (20,027,075)                 (39,790,321)
                                                    -------------                -------------
                                                      157,951,262                  157,339,094

LAND UNDER DEVELOPMENT OR HELD FOR SALE                 9,242,286                    9,404,966

DEFERRED CHARGES                                        9,296,800                   10,787,233

SECURITIES HELD TO MATURITY - RESTRICTED                        0                    8,946,985

SECURITIES AVAILABLE FOR SALE                             221,615                      264,581

DEPOSITS ON SALE/LEASEBACK                             28,000,000                   28,000,000

DEFERRED TAX ASSET                                      2,960,249                    4,416,887

INTANGIBLE ASSETS                                       3,304,848                    3,435,725

OTHER ASSETS                                            2,460,121                    1,672,950
                                                    -------------                -------------
   TOTAL ASSETS                                     $ 290,526,729                $ 299,876,992
                                                    =============                =============


(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                    OCTOBER 4,      DECEMBER 28,
                                                                      1998              1997(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $ 14,834,578      $ 10,919,712
   Taxes other than on income                                        1,105,897         1,040,956
   Income taxes payable                                              1,339,121           473,962
   Current portion of long-term debt
      and capitalized lease obligations                              1,207,881         2,599,739
                                                                  ------------      ------------
               Total current liabilities                            18,487,477        15,034,369

LONG-TERM DEBT ASSOCIATED WITH LODGING FACILITIES                    7,041,912        31,710,579

OTHER LONG-TERM DEBT                                               122,129,898       122,166,745

CAPITALIZED LEASE OBLIGATIONS                                          263,683           760,606

DEFERRED GAIN ON SALE/LEASEBACK                                     31,703,383        34,377,131

DEFERRED CREDITS (Note D)                                            3,266,000                 0

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                0           475,590


SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                               --                --
   Common stock (no par value; 20,000,000 shares
      authorized, 8,255,810 shares issued and outstanding
      as of October 4, 1998 and December 28, 1997)                       1,000             1,000
  Additional paid-in capital                                        42,431,520        42,431,520
  Retained earnings                                                 65,137,047        52,827,145
  Unrealized gain on securities available for sale (net of tax)         64,809            92,307
                                                                  ------------      ------------
      TOTAL SHAREHOLDERS' EQUITY                                   107,634,376        95,351,972
                                                                  ------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $290,526,729      $299,876,992
                                                                  ============      ============


(1) Derived from fiscal year ended December 28, 1997 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE FORTY WEEKS ENDED OCTOBER 4, 1998 AND OCTOBER 5, 1997

                                                                                 12 WEEKS ENDED               40 WEEKS ENDED
                                                                            OCTOBER 4,    OCTOBER 5,     OCTOBER 4,    OCTOBER 5,
                                                                              1998           1997           1998          1997
                                                                              ----           ----           ----          ----
REVENUES:
   Hotel                                                                 $ 14,789,533   $ 17,695,080   $ 56,749,614  $ 56,340,114
   Franchising                                                                847,168        691,306      2,336,665     2,580,851
   Management                                                                  34,087         26,165        105,052        98,703
                                                                         ------------   ------------   ------------  ------------
             Total operating revenues                                      15,670,788     18,412,551     59,191,331    59,019,668

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                                10,071,050     10,015,702     35,152,370    30,857,238
      Franchising                                                             563,710        436,379      1,840,414     1,652,380
                                                                         ------------   ------------   ------------  ------------
             Total operating expenses                                      10,634,760     10,452,081     36,992,784    32,509,618
                                                                         ------------   ------------   ------------  ------------

                Gross operating profit                                      5,036,028      7,960,470     22,198,547    26,510,050

   General and administrative                                                 924,963        845,175      4,015,284     2,413,427
   Rent expense                                                             2,277,540        229,343      7,626,940       689,778
   Depreciation and amortization                                            1,496,028      2,615,558      6,157,559     8,018,598

OTHER INCOME AND EXPENSES:
   Interest expense                                                         1,902,415      2,569,796      7,563,776     8,114,076
   Interest income                                                          1,399,025        241,404      3,532,139       906,695
                                                                         ------------   ------------   ------------  ------------
      Net interest expense                                                    503,390      2,328,392      4,031,637     7,207,381
   Gain on sale of property (Note D)                                       20,164,681                    20,270,718     1,346,939
   Other income                                                               222,138        154,773        720,176       496,789
                                                                         ------------   ------------   ------------  ------------

EARNINGS BEFORE INCOME TAXES, MINORITY INTERESTS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY                     20,220,926      2,096,775     21,358,021    10,024,594

INCOME TAXES                                                                7,140,000        778,000      7,522,000     3,539,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                                385,945       (107,983)       459,653       178,288
                                                                         ------------   ------------   ------------  ------------

EARNINGS BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING POLICY                                                       12,694,981      1,426,758     13,376,368     6,307,306
                                                                         ------------   ------------   ------------  ------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING POLICY
   (net of tax effect of 691,000)                                                                                      (1,164,114)

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT
  (net of tax effect of 600,000)                                           (1,066,466)                   (1,066,466)
                                                                         ------------   ------------   ------------  ------------
NET EARNINGS                                                             $ 11,628,515   $  1,426,758   $ 12,309,902  $  5,143,192
                                                                         ============   ============   ============  ============

EARNINGS PER COMMON SHARE
  Basic:
    Earnings per share from continuing operations                        $       1.54   $       0.17   $       1.62  $       0.75
    Extraordinary loss, net of tax effect                                $      (0.13)                 $      (0.13)
    Cumulative effect of change of accounting policy, net of tax effect                                              $      (0.14)
    Net earnings                                                         $       1.41   $       0.17   $       1.49  $       0.61
                                                                         ============   ============   ============  ============

  Diluted:
    Earnings per share from continuing operations                        $       1.22   $       0.17   $       1.40  $       0.74
    Extraordinary loss, net of tax effect                                $      (0.10)                 $      (0.10)
    Cumulative effect of change of accounting policy, net of tax effect                                              $      (0.14)
    Net earnings                                                         $       1.12   $       0.17   $       1.30  $       0.60
                                                                         ============   ============   ============  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  Basic                                                                     8,255,810      8,476,605      8,255,810     8,389,769
  Diluted                                                                  10,870,565      8,553,284     11,006,802     8,524,148
                                                                         ============   ============   ============  ============


See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE FORTY WEEKS ENDED OCTOBER 4, 1998 AND OCTOBER 5, 1997
                                  (UNAUDITED)


                                                                         40 WEEKS ENDED
                                                                OCTOBER 4,                OCTOBER 5,
                                                                 1998                        1997
                                                                 ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   EARNINGS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE    $ 13,376,368               $  6,307,306
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
         EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT    (1,666,466)                         0
         DEPRECIATION AND AMORTIZATION                          6,157,559                  8,018,598
         DECREASE IN DEFERRED INCOME TAXES                              0                   (676,000)
         INCREASE  IN MINORITY INTEREST IN EQUITY
           OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS          459,653                    178,288
         GAIN ON SALE OF PROPERTY & EQUIPMENT                 (20,270,718)                (1,190,687)
         DEFERRED INCOME TAX PROVISION                          1,456,638                          0
         ACCRETION OF DISCOUNT  ON SECURITIES
           HELD TO MATURITY                                      (442,427)                  (558,257)
   CHANGES IN ASSETS AND LIABILITIES:
         DECREASE (INCREASE) IN ACCOUNTS RECEIVABLE             4,972,747                   (507,120)
         (INCREASE)  IN PREPAID EXPENSES                          (47,074)                  (911,256)
         DECREASE  IN OTHER ASSETS                                 68,067                    153,685
         INCREASE (DECREASE) IN ACCOUNTS PAYABLE
            AND ACCRUED EXPENSES                                3,914,866                 (3,427,493)
         INCREASE IN INCOME AND OTHER TAXES                       314,633                    781,874
                                                             ------------               ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                 8,293,846                  8,168,938

CASH FLOWS FROM INVESTING ACTIVITIES:
   CHANGE IN DEFERRED GAINS AND CREDITS                          (173,748)                         0
   CAPITAL EXPENDITURES                                       (64,390,063)               (39,320,479)
   PROCEEDS FROM SALE OF PROPERTY & EQUIPMENT                  23,350,948                  1,743,364
                                                             ------------               ------------
      NET CASH (USED IN) INVESTING ACTIVITIES                 (41,212,863)               (37,577,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE (INCREASE) IN DEFERRED CHARGES                      1,273,488                 (1,729,922)
   PROCEEDS FROM DIRECT FINANCING LEASES                           14,563                    164,620
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                          176,936                          0
   PROCEEDS FROM LONG-TERM DEBT                                         0                 73,577,000
   PAYMENTS ON LONG-TERM DEBT                                 (15,663,838)               (41,743,835)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                     (496,923)                  (392,979)
   DISTRIBUTIONS TO MINORITY INTERESTS                         (1,809,580)                  (201,151)
   EXERCISE OF STOCK OPTIONS                                            0                    201,133
                                                             ------------               ------------
      NET CASH (USED IN)  PROVIDED BY FINANCING ACTIVITIES    (16,505,354)                29,874,866
                                                             ------------               ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         ($49,424,371)              $    466,689
                                                             ============               ============

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              $ 59,105,505               $  4,259,768
                                                             ============               ============

CASH AND CASH EQUIVALENTS - END OF PERIOD                    $  9,681,134               $  4,726,457
                                                             ============               ============


See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


     A. The consolidated financial statements have been prepared by the Company without audit.

          In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. It is suggested that these financial statements be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 28, 1997 and the Company's Quarterly Report on Form 10-Q for the forty weeks ended October 4, 1998.

          There have been no changes in accounting policies nor has the composition of accounts substantially changed since the year ended December 28, 1997.

          The fiscal year consists of a 52/53 week year ending the last Sunday of the year.

          The results of operations for the quarters ended October 4, 1998 and October 5, 1997 are not necessarily indicative of the operating results for the entire year. The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business.

     B. On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the three quarters ended October 4, 1998 and October 5, 1997.

                                                         10/4/98       10/5/97
                                                         -------       -------
             Net unrealized gain (loss) on securities
             available for sale for the three quarters    ($27)          $10

     C. On December 29, 1997, the Company adopted the practice of capitalizing only directly identifiable internal costs of identifying and acquiring commercial properties to be developed in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-11. The implementation of this EITF resulted in increased operating costs of approximately $170,000 and $730,000 in the third quarter of 1998 and in the first three quarters of 1998, respectively.

     D. During the third quarter of 1998, the Company sold 16 of its company-owned hotels for $90.0 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on 12 of the sales under the full accrual method of accounting. Profit recognition on the other 4 hotels sold is being accounted for under the installment method. The net sales price of these 4 hotels was $27.4 million and the cost of these hotels was $15.8 million. Of the $11.6 million profit on the sale of these 4 hotels, $54,000 was recognized in the third quarter of 1998, with the remaining $11.5 million deferred, to be recognized on the installment method of accounting. $4.6 million and $6.9 million of the $11.5 million deferred profits are netted against current notes receivable and non-current notes receivable, respectively, as of October 4, 1998. Deferred credits totalling $3.3 million related to the 12 hotels on which profit was recognized under the full accrual method were recorded as of the transaction date, of which $766,000 will be recorded as revenues upon the completion of renovation and replacement expenditures. The remaining $2.5 million deferred credit will be used to satisfy the Company's commitment to reimburse the buyer for future interest obligations on debt assumed by the buyer.

     E. The net earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding.

    ShoLodge, Inc. and Subsidiaries Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 4, 1998

     Total operating revenues for the fiscal quarter ended October 4, 1998, declined by 14.9% to $15.7 million from $18.4 million for the same period in 1997. For the three fiscal quarters ended October 4, 1998, total operating revenues increased 0.3% to $59.2 million from $59.0 million for the same period in 1997.

     Revenues from hotel operations in the third fiscal quarter of 1998 decreased by 16.4% to $14.8 million from $17.7 million for the same period in 1997. For the 29 same hotels opened for all of both quarterly periods (same hotels), average daily room rates in the third fiscal quarter of 1998 increased 3.0% to $62.26 from $60.47 in the third quarter of 1997, while average occupancy rates decreased to 62.1% from 62.3%, resulting in a net increase in same hotel revenues per available room (RevPAR) of 2.6%, from $37.68 in the third quarter of 1997 to $38.65 in the third quarter of 1998. The remaining (non-same) hotels contributed $3.9 million to hotel revenues in the third quarter of 1998 compared with $7.1 million for the same period in 1997. The $7.1 million from these hotels in third quarter of 1997 included $231,000 from two new hotels and $6.9 million from 17 hotels, which were sold (one in fourth quarter of 1997 and 16 early in third quarter 1998).

     Revenues from hotel operations in the first three quarters of 1998 increased 0.7% to $56.7 million from $56.3 million for the same period in 1997. For the 28 same hotels, average daily room rates in the first three quarters of 1998 increased 2.0% to $60.25 from $59.06 in the first three quarters of 1997 and average occupancy rates increased to 60.2% from 59.8%, resulting in a net increase in same hotel RevPAR of 2.6%, from $35.34 in the first three quarters of 1997 to $36.25 in the first three quarters of 1998. The eight hotels opened during 1997 and the first three quarters of 1998 contributed $6.9 million to hotel revenues in the first three quarters of 1998 compared to $1.2 million for the same period in 1997. The 17 hotels which were sold in the fourth quarter of 1997 and early third quarter 1998 contributed $15.4 million to hotel revenues in the first three quarters of 1998, compared with $22.0 million for the same period in 1997.

     The Company owns and operates two hotel brands -- Shoney's Inns and Sumner Suites hotels. RevPAR for all Company-owned Shoney's Inns declined by 3.8% in the third quarter of 1998 from the same period last year, from $32.91 to $31.66; however, for this same period, RevPAR for the 15 same Shoney's Inns which the Company currently owns, increased by 3.6%, from $28.33 in third quarter 1997 to $29.35 in third quarter this year. For the first three quarters, the RevPAR decrease for all Company-owned Shoney's Inns was 2.7%, from $31.84 in 1997 to $30.97 in 1998; the 15 same Shoney's Inns'

RevPAR, however, reflected a year-to-date decrease of only 0.7%, from $28.08 last year to $27.88 this year.

     The 21 Sumner Suites hotels' RevPAR increased in the third quarter by 1.1% from the same period last year, from $42.66 to $43.12, and increased for the three quarters by 6.9%, from $41.91 to $44.82. The 14 Sumner Suites same hotels' RevPAR increased by 5.2% from $45.75 in the third quarter of 1997 to $48.13 in the third quarter of 1998. The 13 Sumner Suites same hotels on a year-to-date basis increased RevPAR by 10.5%, from $43.18 in the first three quarters of 1997 to $47.71 in the first three quarters of 1998. All future Company-owned hotels currently planned are the Sumner Suites brand. Effective August 1, 1998, the Company sold 16 of its Company-owned Shoney's Inns.

     Franchising revenues increased by $156,000, or 22.5%, in the third quarter of 1998 from the third quarter of 1997. The primary causes of the increase were
(1) an increase in reservation and royalty fees because these fees from new franchisees (including the 16 Shoney's Inns sold to a franchisee on August 1, 1998) exceeded the loss of these fees from the termination of 14 Shoney's Inns owned by one franchisee effective June 1, 1998, (2) an increase of $37,000 in initial franchise fees over the third quarter last year, and (3) an increase in franchise termination fees over the third quarter of 1997. Franchising revenues declined by $244,000, or 9.5%, in the first three quarters of 1998 from the first three quarters of 1997. The primary causes of the decrease were as discussed above for the third quarter, except that reservation and royalty fees reflected a $642,000 decrease, due primarily to the cancellation of reservation services from two hotel chains in the first half of 1997. This decrease in reservation fee income was partially offset by an increase of $196,000 in initial franchise fees over the first three quarters of 1997. Initial franchise fees can vary materially from quarter to quarter. Management revenues were not material in either comparative quarter or year-to-date period, but increased by $8,000 over last year's third quarter and $6,000 over the first three quarters of 1997.

     Operating expenses from hotel operations for the third quarter of 1998 were $10.1 million, approximately the same as for the third quarter of 1997. Operating expenses as a percentage of operating revenues for this activity, however, increased from 56.6% in third quarter 1997 to 68.1% in third quarter 1998. Operating expenses from hotel operations for the first three quarters of 1998 increased by $4.3 million, or 13.9%, from $30.9 million in the first three quarters of 1997 to $35.2 million in the first three quarters of 1998. Operating expenses as a percentage of operating revenues for this activity increased from 54.8% in the first three quarters of 1997 to 61.9% in the first three quarters of 1998. The negative impact on hotel profit margin for both the third quarter and first three quarters of 1998 was due primarily to increases in expenses in the areas of payroll related costs, real estate taxes, repairs and maintenance, travel agents commissions, various supplies costs, complimentary food and beverage cost, and startup expenses.

     Franchise operating expenses increased by $127,000, or 29.2%, from third quarter 1997 due primarily to increased payroll related expenses. This increase for the first three quarters of 1998 over the first three quarters of 1997 was $188,000, or 11.4%, due to the same factor. General and administrative expenses increased by $80,000 in the third quarter of 1998 over the third quarter of 1997. The increase for the first three quarters of 1998 over the comparable period of 1997 was $1.6 million. These substantial increases in general and administrative expenses were due primarily to increased professional fees, increased expenses related to the occupancy of the new corporate headquarters building, increased land acquisition costs as a result of implementing Emerging Issues Task Force ("EITF") No. 97-11, provisions to a workers' compensation self insurance reserve, and increased franchise taxes.

     Rent expense increased by $2.0 million in the third quarter over last year's third quarter, and by $6.9 million in the first three quarters of 1998 over the first three quarters of 1997. These increases were due to the sale-leaseback of 14 hotels in fourth quarter 1997, for which net rent expense incurred in the third quarter of 1998 was $2.1 million and in the first three quarters of 1998 was $6.9 million.

     Depreciation and amortization expense decreased by $1.1 million, or 42.8%, from third quarter 1997, and for the first three quarters of 1998 decreased by $1.9 million, or 23.2%, from the first three quarters of 1997. The sale-leaseback of 14 hotels in November of 1997 caused depreciation expense to be eliminated on those hotels subsequent to the fourth quarter of 1997. Depreciation expense on those 14 hotels in the third quarter of 1997 was $719,000, and for the first three quarters of 1997 was $2.2 million. Depreciation expense on the 17 Shoney's Inns sold (one in fourth quarter 1997 and 16 in early third quarter 1998) was only $170,000 in third quarter 1998 compared with $731,000 in third quarter 1997. For the three quarters 1998 compared with three quarters 1997, depreciation on these hotels was $2.1 million and $2.4 million respectively. These reductions were partially offset, however, with increases in depreciation and amortization on additions to depreciable and amortizable assets beginning with first quarter 1997.

     Interest expense for the third quarter of 1998 decreased by $667,000, while interest income increased by $1.2 million from the third quarter of 1997, for a decrease of $1.8 million in net interest expense. For the first three quarters of 1998, interest expense decreased by $550,000 from the first three quarters of 1997, while interest income increased during this period by $2.6 million, for a total decrease of $3.2 million in net interest expense. These reductions in net interest expense in 1998 from 1997 are primarily the result of (1) the sale-leaseback of 14 hotels in fourth quarter of 1997 which was used to reduce indebtedness and invested in interest-earning funds until needed for capital expenditures for new hotels and (2) interest earned on the promissory notes from the sale of the 17 Shoney's Inns which was $1.1 million in third quarter 1998 and $1.3 million for the three quarters compared with none for 1997.

     The gain on sale of property in the third quarter of 1998 represents a portion of the gain on the sale of 16 Shoney's Inns in early third quarter for $90.0 million, consisting of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on 12 of the sales under the full accrual method of accounting. Profit recognition on the other 4 hotels sold is being accounted for under the installment method. Of the $11.6 million profit on these 4 hotels, $54,000 was recognized in the third quarter of 1998, with the balance to be recognized in future quarters on the installment method of accounting. For the first three quarters of 1998 an additional $106,000 was earned from the sale of land held for resale. In the first three quarters of 1997 (second quarter), land held for resale was sold at a profit of $1.3 million.

     Other income in the third quarter of 1998 increased by $67,000 from the third quarter of 1997. Other income for the first three quarters of 1998 increased by $223,000 from the same period last year. Minority interests in earnings and losses of subsidiaries and partnerships increased by $494,000 in the third quarter of 1998 from third quarter 1997, and increased by $281,000 for the first three quarters of 1998 as compared with the first three quarters of 1997, due primarily to minority ownership interest in the gain on sale of property in the third quarter of 1998, which increased minority interest in earnings by $587,000.

     The extraordinary loss from early extinguishment of debt in the third quarter of 1998 was a result of debt paid off in conjunction with the sale of the 16 Shoney's Inns previously discussed.

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

Liquidity and Capital Resources

     The Company's cash flows provided by operating activities were $8.3 million in the first three quarters of 1998, compared with $8.2 million provided by operating activities in the first three quarters of 1997. The Company recognized $20.3 million from gains on sale of property during the first three quarters of 1998, the largest of which was recorded in the third quarter from the sale of 16 lodging facilities. An increase in accounts payable and accrued expenses in the first three quarter of 1998 of $3.9 million contrasted to a decrease in the first three quarters of 1997 of $3.4 million, provided an increase in operating cash flows of $7.3 million from this source when comparing the first three quarters of 1998 to the first three quarter of 1997. A reduction in accounts receivable of $5.0 million in the first three quarters of 1998 versus an increase in accounts receivable of $507,000 during the comparable period in 1997 resulted in an increase in operating cash flows of $5.5 million.

     The Company's cash flows used in investing activities were $41.2 million in the first three quarters of 1998 compared with $37.6 million for the comparable period in 1997. The Company requires capital principally for the acquisition and construction of new lodging facilities and for the purchase of fixtures and equipment. Capital expenditures for such purposes were $64.4 million in the first three quarters of 1998 and $39.3 million in the first three quarters of 1997. The Company received proceeds of $23.4 million from the sale of property and equipment during the first three quarters of 1998 including approximately $22.5 million from the sale of 16 lodging facilities in the third quarter of 1998. In the first three quarters of 1998, the Company recognized $2.7 million of deferred profit from the sale-leaseback transaction, which occurred in the fourth quarter of 1997.

     Net cash used in financing activities was $16.5 million in the first three quarters of 1998 compared with net cash provided by financing activities of $29.9 million in the first three quarters of 1997. The Company reduced its long-term debt by $15.7 million in the first three quarters in 1998, including the significant reduction as a result of the sale of 16 lodging facilities in the third quarter.

     The Company maintains a revolving credit facility with a group of five banks. Effective October 20, 1998, the Company amended the terms of this revolving credit agreement. The availability under the amended credit agreement totals $30 million and is secured by a pledge of certain promissory notes payable to the Company, received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The amended credit facility terminates June 30, 1999. Other terms and conditions of the amended credit agreement, including interest rates and covenant requirements, are similar to the previous credit agreement. As of October 4, 1998, the Company had no borrowings outstanding under this credit facility.

     The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1999. As of October 4, 1998, the Company had no borrowings outstanding under this credit facility.

     The Company opened three new Sumner Suites hotels in the third quarter of 1998 and, as of the end of the third quarter, had six Sumner Suites hotels under construction. The Company estimates that approximately $24 million in capital funds will be necessary to complete the construction of the six hotels under construction. The Company has recently decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

     On September 23, 1998, the Company's Board of Directors authorized the use of up to $12.5 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. No shares had been repurchased by the end of the third quarter.

     The Company believes that a combination of net proceeds from possible future sale-leaseback transactions, net proceeds from the sale of the 16 lodging facilities, net cash provided by operations, borrowings under existing and new revolving credit facilities, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, and debt repayments for the next twelve months.

YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing a possible disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     The Company has divided the Year 2000 Issue into what it considers being critical and non-critical issues. The Company believes that in its line of business the critical issues involve the ability to process hotel sales transactions beginning with hotel reservations through settlement and collection. Additionally, critical importance has been placed on the Company's ability to process and maintain accurate accounting, financial and corporate records.

     The systems that the Company has identified as being critical are the core business software applications including, but not limited to, the following: the IBM AS400 operating system, the accounting and financial reporting system, the front desk and credit card payment system, the room door key system, the central reservations system, and the cash management software. In addition, the computer systems maintained by the Company's banks and the telecommunications systems maintained by the Company's telecommunications vendor have been identified as critical systems.

     The Company has also identified non-critical issues relating to peripheral business software including, but not limited to: stand alone personal computers, in-house development applications, Windows NT and the 98 operating system, spreadsheet software, word processing software, network server back-up software, development tools software and computer systems maintained by other third party vendors.

     The Company is currently in the process of making the required modifications to its existing software systems and scheduling the required replacements of software and hardware. The Company will utilize both internal and external resources to program, replace, implement and test these changes. The Company has not determined the total cost of the Year 2000 project; however, these costs are not expected to exceed $100,000 nor have a material effect on its financial statements. The Company has spent less than $10,000 on external costs on the Year 2000 project through the end of the third quarter; however, the Company's internal staff has spent substantial time on the issue. These costs have been expensed as incurred. The Company plans to complete the Year 2000 project not later than April, 1999 and is currently on schedule to meet this target.

     The Company believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 project. In the event that the Company does not timely complete the project, the Company could be unable to take reservations, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company's operations. The amount of potential liability or lost revenue cannot be reasonably estimated at this time.

     The Company currently has no contingency plans in place in the event it does not complete the Year 2000 project. The Company plans to evaluate the status of completion in June 1999 and determine whether a contingency plan may be necessary.

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

                   Paul Senior v. ShoLodge, Inc., Leon Moore, and Bob Marlowe,
                  Case No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 ("Senior Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be shareholders of the Company. The case originally named Michael A. Corbett, former chief financial officer of the Company, as a defendant, but Mr. Corbett was recently deleted as a named defendant. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public during 1997. The Company moved to dismiss the complaint on the basis that the plaintiff's allegations failed to state a cause of action under the Tennessee Securities Act of 1980. The court denied the motion but granted the Company's request that the Tennessee Court of Appeals review the court's decision on an interlocutory basis. The court's denial of the Company's motion is now before the Court of Appeals. No date for argument has been set. The trial court has set the case for trial April 19, 1999; however, the disposition of the interlocutory appeal may affect the trial date. The trial court has also certified the action as a class action.

                  Stanley Gale v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-208, Chancery Court for Sumner County, Tennessee at Gallatin, filed July 2, 1998 ("Gale Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be holders of the Company's debt securities. The Gale Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, based on essentially the same factual allegations as the Senior Case. The Company filed a motion to dismiss the case for failure to state a cause of action under the applicable state statute. The trial court denied the motion. The case has not been set for trial.

                  Michael A. Corbett v. ShoLodge, Inc., and Leon Moore, Case No. 98C-184, Chancery Court for Sumner County, Tennessee at Gallatin, filed June 12, 1998. This case was filed by Michael
                  A. Corbett, the former chief financial officer, of the Company and alleges that his employment by the Company was wrongfully terminated. The plaintiff alleges breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. The defendants filed an answer to the complaint on July 8, 1998, denying the allegations. The case has been set for trial beginning March 15, 1999.

         Item 4.  Submission of Matters to a Vote of Security Holders

                  Not applicable

         Item 6.  Exhibits and Reports on Form 8-K

                  6 (a)  Exhibits -

                        4.1 Third Amendment to Registration Rights Agreement between Registrant and Richard L. Johnson, dated as of July 21, 1998.

                        10.1 Motel Purchase Agreement made as of July 22, 1998 (filed with Form 8-K on September 18, 1998).

                        10.2 First Amendment to Motel Purchase Agreement made as of July 30, 1998 (filed with Form 8-K on September 18, 1998).

                        10.3 Third Amendment to Amended and Restated Stock Option Agreement dated as of July 21, 1998 between Leon Moore and Richard L. Johnson.

                        10.4 Second Amendment and Waiver Agreement to Credit Agreement dated as of October 21, 1998, by and among the Registrant and certain subsidiaries, as Borrower, the Lenders referred to therein, First Union National Bank of Tennessee, as Administrative Agent, and NationsBank of Tennessee, as Co-Agent.

                        10.5 Pledge and Security Agreement dated as of October 21, 1998, by the Registrant and certain subsidiaries, as Pledgors, and First Union National Bank as Administrative Agent.

                        11    Statement Re:  Computation of per share earnings

                        27    Financial Data Schedule

                        99.1 Press Release issued by ShoLodge, Inc. on September 4, 1998 (filed with Form 8-K on September 18, 1998).


                  6 (b)  Reports on Form 8-K

                        A Form 8-K was filed on September 18, 1998, relating to
                  the completion of a sale of 16 Shoney's Inns for a total sales price of $90.0 million.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ShoLodge, Inc.



         Date:  November 17, 1998         /S/ Leon Moore
                                          ------------------------------------
                                          Leon Moore
                                          President,  Chief Executive Officer,
                                          Principal Executive Officer, Director



         Date:  November 17, 1998         /S/ Bob Marlowe
                                          ------------------------------------
                                          Bob Marlowe
                                          Secretary, Treasurer, Chief Accounting
                                          Officer, Principal Accounting Officer,
                                          Director



         Date:  November 17, 1998         /S/ Steven P. Birdwell
                                          ------------------------------------
                                          Steven P. Birdwell
                                          Senior Vice President and Chief
                                          Financial Officer