Form 10-K405
period 1998-12-27
SHOLODGE INC
filed 1999-04-14
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 1998       COMMISSION FILE NUMBER 0-19840

                                 SHOLODGE, INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on April 6, 1999, was approximately $22,000,000. The market value calculation was determined using the last sale price of registrant's common stock on April 6, 1999, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on April 6, 1999, were 7,262,910.

                       DOCUMENTS INCORPORATED BY REFERENCE

                         DOCUMENTS FROM WHICH PORTIONS ARE
PART OF FORM 10-K        INCORPORATED BY REFERENCE
-----------------        -------------------------

Part III                 Proxy Statement for
                         registrant's annual meeting
                         of shareholders to be held
                         during the second quarter
                         of fiscal 1999.

Part IV                  Registration Statement on Form S-1, Commission
                         File No. 33-44504.

Part IV                  Registration Statement on Form S-3, Commission
                         File No. 33-77910.

Part IV                  Registration Statement on Form S-3, Commission
                         File No. 333-14463

Part IV Registration Statement on Form S-8, filed with the Commission on June 24, 1997

                                     PART I

ITEM 1. BUSINESS.

GENERAL

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 24 Sumner Suites are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee and Texas. The Shoney's Inn lodging system consists of 74 Shoney's Inns containing approximately 7,200 rooms of which 17 containing approximately 1,900 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

         Sumner Suites hotels are marketed primarily to business travelers and, to a lesser extent, leisure travelers by offering an all-suite setting in a convenient location at an attractive price/value relationship. Sumner Suites offer mid-scale accommodations at rates between $75 and $100 per night and are usually located in or near business or leisure travel destinations in mid-sized and larger metropolitan markets. A typical Sumner Suites contains from 110 to 135 rooms, lounge facilities, meeting rooms, swimming pool and a fitness room, and offers a deluxe continental breakfast.

         The Sumner Suites concept was launched in 1995 with three hotels. From 1990 until 1995, the Company developed and managed 12 mid-scale, all-suites hotels under another brand name before selling its interests in those hotels in March 1995. The Company believes that its experience in developing, constructing and managing mid-scale, all-suites hotels has enabled it to expand effectively its development and ownership of the Sumner Suites system. In addition, as Sumner Suites has a limited presence in the marketplace, the Company is utilizing its proprietary reservation system, INNLINK, to further expand awareness of Sumner Suites.

         Shoney's Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney's Inn includes 60 to 120 rooms and, in most cases, meeting rooms. Although Shoney's Inns do not offer full food service, most offer continental breakfast and most of the Shoney's Inns are located adjacent or in close proximity to Shoney's restaurants. Management believes that its strategy of locating most of its Shoney's Inns in close proximity to free-standing Shoney's restaurants has given it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

         The Company was incorporated under the laws of the State of Tennessee in 1976.

GROWTH STRATEGY

         The Company's strategy has been to increase cash flow and earnings by
(i) developing additional Sumner Suites, (ii) increasing REVPAR while maintaining the Company's attractive suite and room price/value relationships and controlling operating costs, and (iii) expanding the Shoney's Inn system through the addition of new franchised units.

         Development of Additional Sumner Suites. The Company intends to continue to develop Sumner Suites in mid-sized and larger metropolitan markets across the United States although the Company has decided to slow its aggressive development schedule in the near term. In addition to the two Sumner Suites that were opened in December 1995 and a property that was converted to a Sumner Suites in July 1995, the Company developed and opened ten Sumner Suites in fiscal 1996, four Sumner Suites in fiscal 1997 and six Sumner Suites in fiscal 1998. Currently, three additional Sumner Suites are under construction. In addition, the Company has purchased another five development sites. The Company expects to finance the construction and development of additional

Sumner Suites currently under development primarily through a combination of available cash, available credit under the Company's current or new credit facilities, proceeds from cash provided by future sale-leaseback transactions, the sale of excess land and furniture, fixture and equipment financing packages. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

         Internal Growth. The Company seeks to increase cash flow and earnings from its existing hotels through increases in REVPAR while controlling operating costs. The Company seeks to increase REVPAR by increasing average daily room rates and supporting or increasing occupancy rates through targeted marketing and advertising strategies, employing promotional activities in local markets and capitalizing on the Company's proprietary central reservation system. In addition, the Company is committed to sustaining the quality of its properties through an ongoing renovation and maintenance program in order to increase REVPAR. The Company seeks to minimize costs throughout its operations primarily through the use of an in-house development and construction team and increased economies of scale in purchasing.

         Expansion of Shoney's Inn System. In the recent past the Company has focused on expanding the Shoney's Inn system principally through the addition of new franchises. Six franchised Shoney's Inns were opened in fiscal 1998, 20 hotels left the Shoney's Inn system and currently ten franchised Shoney's Inns are under construction. As of 1998 fiscal year-end, there were 74 Shoney's Inns (of which 15 are Company owned) with a total of 7,210 rooms. The Company targets existing Shoney's Inn franchises, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney's Inns.

         In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, the sale-leaseback of some of the Company's hotels, negotiating new credit arrangements, an increase in developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies.

SUMNER SUITES CONCEPT

         Sumner Suites are all-suites hotels positioned in the mid-scale segment to appeal primarily to business travelers and, to a lesser extent, leisure travelers. The Sumner Suites hotels are generally located in mid-sized to larger metropolitan markets near business and leisure travel destinations such as business parks, office buildings, local attractions and restaurants. The current daily room rates typically range from $75 to $100; however, room rates vary depending upon a number of factors, including location and competition. For fiscal 1998, the average daily room rate for the Sumner Suites hotels was $77.43.

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

         The lobby area of each Sumner Suites hotel features marble floors and seating areas with numerous couches, tables and chairs allowing for informal meeting and lounge space. Adjacent to the seating area is a combination buffet and beverage service area. Each Sumner Suites is equipped with large meeting rooms that can be sectioned to meet individual guests' or groups' needs. An exercise facility and swimming pool are additional features. Guests at the Sumner Suites are offered a wide range of amenities and services, such as deluxe continental breakfast, fitness center, free unlimited local telephone calls, on premises coin operated laundry, same-day laundry and dry cleaning, fax services, 24-hour front desk message service and free parking. Typically, the Sumner Suites are located near free standing, full service restaurants. The Company believes that Sumner Suites provides its guests with quality accommodations at an attractive price/value relationship within the all-suites segment.

SHONEY'S INNS CONCEPT

         Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 21 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney's Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 1998, the average daily room rate for Company-owned Shoney's Inns was $51.95.

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

HOTEL CONSTRUCTION AND DEVELOPMENT

         The Company's construction subsidiary has a full time staff who manage, supervise, control and perform the construction of the Company's hotels. Subcontractors are employed by the Company for most of the major construction components of a new hotel, including plumbing, electrical, and mechanical subcontracts. The Company intends to continue to build any hotels that the Company may own because it believes that its in-house capabilities provide advantages in controlling costs, quality, and development schedule as compared to using independent contractors. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

         The Company devotes significant resources to the identification and evaluation of potential sites for its hotels. The Company generally targets mid-sized to larger metropolitan markets for locating its Sumner Suites. In identifying cities for possible expansion, the Company typically targets markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process for Sumner Suites focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company's franchisees focus on sites for its Shoney's Inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

         Management believes that the development cost of a new Sumner Suites hotel is approximately $65,000 to $70,000 per suite, depending on the location of the hotel, size of the hotel (number of suites), cost of land, local zoning and permitting costs, construction period and local building costs which are affected by the cost of building materials and construction labor. Based on the Company's experience to date, the capital investment (including land and construction period interest) for a typical 135 suite Sumner Suites is approximately $9.0 million (approximately $66,000 per suite).

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

         Sumner Suites. Marketing of the Sumner Suites brand is targeted primarily towards the business traveler through a variety of efforts. Initially, pre-opening sales calls are made by the general manager and director of sales of each property in the local market area during the 90 days prior to opening. In addition, advertisements are placed in the Hotel Travel Index, a comprehensive listing of hotels worldwide used by travel agents for booking clients into destination cities. Advertising is also placed in local business publications, direct mail to targeted business travel and a comprehensive on-line directory on the worldwide web at www.sumnersuites.com. The Sumner Suites toll-free reservation number, 1-800-74-SUITE, is promoted to travel agents through advertising and direct mailings. The Company believes that approximately thirty percent (30%) of all Sumner Suites room sales are booked through the Company's reservation center.

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

         Travel Agents. The Company has a policy of paying travel agents a commission, standard in the hotel industry, on all revenue booked by them. The Company, with respect to all Sumner Suites and both owned and franchised Shoney's Inns, has joined the TACS-Lite Program administered by Citibank. TACS-Lite (Travel Agent Commission Settlement) is a program where each hotel property reports to the Company each week by fax (or by electronic transmission if capable) all of its room sales generated through travel agents. The Company in turn forwards this information to Citibank which automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a Shoney's Inn or Sumner Suites knowing that their commissions will be paid by Citibank without the travel agent having to go to the trouble and expense of billing each separate location.

LODGING OPERATIONS

         Hotel Management. Overall hotel operations are the responsibility of the Director of Operations for Shoney's Inns and the Vice President of Operations for Sumner Suites. Shoney's Inns and Sumner Suites are further managed by regional managers, who directly supervise the general manager of each property. The general manager of each Shoney's Inns or Sumner Suites is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property's operating budget and is held accountable for meeting the goals and objectives of the hotel.

         Reservation System. The Company's proprietary central reservation system, INNLINK, provides important support for the room reservation process for both Sumner Suites and Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Country Hearth Inns, Key West Inns and Wilson Inns & Hotels. INNLINK operates 24 hours a day, 7 days a week. The INNLINK system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-222-2222 for Shoney's Inns and 1-800-74-SUITE for Sumner Suites. Electronically, INNLINK is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 30% and 17% of room sales for Sumner Suites and Shoney's Inns, respectively, are made through INNLINK.

         Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each Shoney's Inn in the Shoney's Inn system for compliance with facility and service standards. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned Shoney's Inns after approximately seven years of operation and expects a similar renovation schedule for Sumner Suites. During fiscal 1998 the Company completed full or partial renovations of 13 Company-owned Shoney's Inns.

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

FRANCHISE OPERATIONS

         Franchise Sales. The Company markets the Shoney's Inn franchise principally to existing Shoney's Inn franchisees, other hotel brand developers and other prospects known through management's contacts in the lodging industry. The Company employs three full-time licensed franchise salesmen. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

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

LODGING INDUSTRY

         Smith Travel Research divides lodging chains into various segments based on price. Shoney's Inns are included in the economy segment. Sumner Suites are included in the mid-scale (without food and beverage) segment, although because the average daily room rate at Sumner Suites exceeds $75.00, the Sumner Suites could be included in the upscale segment.

         The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

                                                                          AVERAGE                     AVERAGE DAILY
                                            REVPAR                    OCCUPANCY RATE                  ROOM RATE (1)
                                 ---------------------------     -------------------------     --------------------------
                                  1996       1997      1998      1996      1997       1998      1996      1997      1998
-------------------------------------------------------------------------------------------------------------------------

Industry-wide                    $46.24     $48.68    $50.32      65.1%     64.6%     64.0%    $71.00    $75.30    $78.62
Economy segment                   25.01      25.17     31.25      59.7      58.1      58.6      41.89     51.34     53.33
Mid-scale (w/o food and
  beverage) segment               38.32      39.77     41.09      68.5      67.5      66.6      55.96     58.94     61.69
Upscale segment                   60.70      63.97     61.65      72.4      71.9      67.4      83.80     88.94     91.47
All Shoney's Inns                 28.18      28.00     27.96      61.5      59.2      57.3      45.86     47.30     48.80
Company-owned Shoney's
  Inns                            31.41      30.83     29.98      61.1      59.2      57.7      51.45     52.07     51.95
Same hotel Sumner
  Suites(2)                       42.26      42.78     46.60       N/A      59.3      60.9        N/A     72.12     76.56
All Sumner Suites(2)              36.05      41.66     42.96      48.4      57.9      55.5      74.55     71.94     77.43

(1)      Room revenues divided by the number of rented rooms.

(2) Information with respect to same hotel Sumner Suites is not meaningful prior to 1997, as all of the Sumner Suites hotels opened in late 1995 or thereafter. All Sumner Suites in 1996 represent the 13 hotels which as included in same hotel Sumner Suites in 1997 and 1998.

Source: Smith Travel Research, Standard Historical Trend Report for years ended 1996, 1997 and 1998, for industry wide, economy, mid-scale (w/o food and beverage) and upscale lodging chains, and the Company's internal data for all Shoney's Inns and Sumner Suites statistics.

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

SERVICE MARKS

         The Company has the right to use the "Shoney's Inn" and "Shoney's Inn & Suites" service marks in its lodging operations under its License Agreement with Shoney's (See "License Agreement with Shoney's" above). The "Shoney's Inn" and "Shoney's Inn & Suites" marks may not be used in certain limited areas in southern and western Virginia and in northeastern Tennessee; however, the Company does not believe that these limitations are material to its present business or its expansion strategy. The Company believes that its ability to use the Shoney's marks is material to its business. The Company has registered the service mark "INNLINK," which it uses in connection with its reservation system, with the United States Patent and Trademark Office. The Company has registered the service mark "Sumner Suites" with the United States Patent and Trademark Office.

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

EMPLOYEES

         As of December 27, 1998 the Company had approximately 1,400 employees, including approximately 115 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES.

         The Company's corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and food services. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company's currently anticipated needs.

Thirteen of the fifteen Company-owned Shoney's Inns and nine of the 24 Company-owned or operated Sumner Suites are located on sites owned by the Company either directly or through subsidiaries. The remaining hotels are located on sites that are leased pursuant to long-term ground leases or through sale-leaseback arrangements with a real estate investment trust involving both the land and improvements.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any material legal action pending or threatened against it, except for the following:

         Frank Rudy Heirs Associates, et. al. v. Moore and Associates, Inc., Leon Moore and Gulf Coast Development, Inc., was filed in the Chancery Court for Davidson County, Tennessee (93- 2957-II) on October 8, 1994. The plaintiff, a limited partner in one of the Company's partnerships, claimed, among other things, that the Company breached the partnership agreement by not offering the partnership the right to participate in the profits from the management of a neighboring AmeriSuites hotel. In February 1995, the court entered summary judgment in favor of the plaintiff on this claim and referred the issue of damages to a special master of the court. In November 1995, the special master issued her report finding damages on this claim payable to the partnership (of which the Company is a 60% partner) in the amount of approximately $3.0 million. The report of the special master was confirmed by the court in December 1995 and the Company subsequently appealed the judgment in March 1996. In March 1997, the Court of Appeals reversed the trial court's ruling in favor of the plaintiff, vacated the judgment against the Company and remanded the case to the trial court to enter summary judgment on this claim in favor of the Company. The plaintiff filed an application for permission to appeal to the Supreme Court of Tennessee but the court has refused to grant such permission. In May 1997, the trial court granted summary judgment in favor of the Company on five additional claims that were made by the plaintiff. The trial of the remaining issues was held in December 1997. On March 4, 1998, the trial court found in favor of the Company as to each of the issues for which a trial was held. No appeal was taken from the trial court's ruling and the case has now concluded.

         Tri-State Inns, Inc. and Motels of America, Inc. v. ShoLodge Franchise Systems, Inc., Superior Court of Liberty County, Georgia, Civil Action File No. 97-V-00591. In this action, Tri-State Inns, Inc., the franchisee of the Shoney's Inn located in Hinesville, Georgia, originally sought to be discharged, relieved and excused of any future performance under the License Agreement relating to such Shoney's Inn, and Motels of America, Inc. sought to be discharged, relieved and excused of any further performance under a Guaranty Agreement whereby the obligations of Tri-State Inns, Inc. under such License Agreement were guaranteed by Motels of America, Inc., or in the alternative compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. This action was removed to the U.S. District Court for the Southern District of Georgia, Case No. CV- 497-129. Subsequent to removal, the action was thereafter transferred to the U.S. District Court for the Middle District of Tennessee, where it is now pending as Civil Action No. 3-98-0028. On December 19, 1997, the plaintiffs filed a Second Amended Complaint in which they sought to be relieved of obligations not simply as to the Hinesville Shoney's Inn but also with regard to 13 other license agreements between plaintiffs and the Company. In the alternative, the plaintiffs seek an as yet undisclosed amount in compensatory damages. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiffs' motion. The case has been set for trial on May 18, 1999. The Company intends to continue to defend the case vigorously.

         Lorraine Donergue v. ShoLodge, Inc., et al., Case No. 3-98-0295, United States District Court for the Middle District of Tennessee. On March 31, 1998, the Company was named as a defendant in a purported class action lawsuit filed by Lorraine Donergue, who claimed to be a shareholder of the Company. The lawsuit alleged that the Company violated Section 10(b) of the Securities Exchange Act of 1934 by issuing allegedly false and misleading statements and financial information to the investing public during 1997. The lawsuit also named as defendants three of the Company's officers, Leon Moore, Bob Marlowe, and Michael A. Corbett. The plaintiff sought an unspecified amount of damages. In August 1998, this case was dismissed with respect to all named defendants.

         Paul Senior v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 (the "Senior Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a class action lawsuit by plaintiffs who claim to be shareholders of the Company. The case originally named Michael A. Corbett, former chief financial officer of the Company, as a defendant, but the plaintiffs subsequently deleted Mr. Corbett as a named defendant. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public during the first three quarters of 1997. The Company moved to dismiss the complaint on the basis that the plaintiff's allegations failed to state a cause of action under the Tennessee Securities Act of 1980. The court denied the motion but granted the Company's request that the Tennessee Court of Appeals review the court's decision on an interlocutory basis. The court's denial of the Company's motion is now before the Court of Appeals. On January 29, 1999, the Company filed its appellate brief. A date for oral argument before the Court of Appeals has not as yet been set. Because of the pendency of the appeal, the chancery court has continued the trial date to September 13, 1999.

         Stanley Gale v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-208, Chancery Court for Sumner County, Tennessee at Gallatin, filed July 2, 1998. This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be holders of the Company's debt securities. The case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, based on essentially the same factual allegations as the Senior Case. The complaint seeks an unspecified amount of damages and unspecified injunctive relief. The Company filed a motion to dismiss the case for failure to state a cause of action under the applicable state statute. The trial court denied the motion. The case has now been set for trial on September 13, 1999.

         Michael A. Corbett v. ShoLodge, Inc. and Leon Moore, Case No. 98C-184, Chancery Court for Sumner County, Tennessee at Gallatin, filed June 12, 1998. This case was filed by Michael A. Corbett, the former chief financial officer of the Company, and alleges that his employment by the Company was wrongfully terminated. The plaintiff alleges breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court has not yet ruled on the plaintiff's motion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         No matters were submitted to a vote of security holders in the fourth quarter of 1998.

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

         FISCAL 1997                                                            HIGH            LOW
-------------------------------------------------------------------------------------------------------

First Quarter                                                                   $14            $11 1/2
Second Quarter                                                                   15             11
Third Quarter                                                                    16 7/8         13
Fourth Quarter                                                                   18             14 1/2

         FISCAL 1998                                                            HIGH            LOW
-------------------------------------------------------------------------------------------------------

First Quarter                                                                    16 1/2          7 7/8
Second Quarter                                                                   10 3/8          7 5/8
Third Quarter                                                                    10 3/8          3 3/8
Fourth Quarter                                                                    7 1/2          3 3/8

         FISCAL 1999                                                            HIGH            LOW
-------------------------------------------------------------------------------------------------------

First Quarter (through April 6, 1999)                                             7 1/2          4


         On April 6, 1999, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $4 5/8 per share. As of April 6, 1999, there were approximately 59 holders of record of the Company's Common Stock and approximately 1,200 beneficial owners.

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

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 27, 1998 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the two fiscal years ended December 28, 1997 and December 27, 1998, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                         SHOLODGE, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA

                (amounts in thousands except for per share data)

                                                                                     FISCAL YEAR ENDED
                                                                ---------------------------------------------------------
                                                                DEC. 25,     DEC. 31,     DEC. 29,    DEC. 28,   DEC. 27,
                                                                  1994         1995         1996        1997       1998
                                                                ---------------------------------------------------------
REVENUES:
  HOTEL                                                         $ 36,440     $ 44,144     $ 57,528   $ 71,945    $ 69,240
  CONSTRUCTION AND DEVELOPMENT                                     6,213       24,041        1,665          0          81
  FRANCHISING AND MANAGEMENT                                       3,539        6,217        4,290      3,164       3,119
  SALE OF HOTELS                                                  17,366        6,174            0          0           0
  PROFITS NOT RECOGNIZED ON INSTALLMENT SALES                     (2,782)      (1,956)           0          0           0
                                                                ---------    --------     -------------------------------
         TOTAL OPERATING REVENUES                                 60,776       78,620       63,483     75,109      72,440
COSTS AND EXPENSES:
  OPERATING EXPENSES:
    HOTEL                                                         20,211       25,178       30,998     42,988      44,934
    CONSTRUCTION AND DEVELOPMENT                                   5,242       10,096        1,200          0          71
    FRANCHISING AND MANAGEMENT                                     2,475        2,861        3,255      2,301       2,393
    COST OF HOTELS SOLD                                           14,584        4,218            0          0           0
                                                                ---------------------------------------------------------
         TOTAL OPERATING EXPENSES                                 42,512       42,353       35,453     45,289      47,398
                                                                ---------------------------------------------------------
  GENERAL AND ADMINISTRATIVE                                       1,378        1,929        2,158      3,953       6,358
  RENT EXPENSE                                                       727          784          861      1,991       9,838
  DEPRECIATION AND AMORTIZATION                                    3,831        5,272        7,863     10,376       8,012
                                                                ---------------------------------------------------------
         INCOME FROM OPERATIONS                                   12,328       28,282       17,148     13,500         834
OTHER INCOME (EXPENSES):
  INTEREST EXPENSE                                                (5,777)      (6,222)      (4,605)   (11,298)    (10,415)
  INTEREST INCOME                                                  5,311        5,815        1,391      1,762       4,949
  GAIN ON SALE OF PROPERTY                                           293          212          340      3,819      20,632
  OTHER INCOME                                                       970          553        1,219        837         441
                                                                ---------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY
  ITEMS, AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                               13,125       28,640       15,493      8,620      16,441
INCOME TAXES                                                      (4,838)     (10,529)      (5,598)    (2,259)     (6,581)
MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES & PARTNERSHIPS                                       (294)        (351)        (423)      (173)       (647)
                                                               -----------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING POLICY                                      7,993       17,760        9,472      6,188       9,213
DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM OPERATIONS OF RESTAURANT
    SUBSIDIARY DISPOSED OF, NET OF APPLICABLE
    INCOME TAXES & MINORITY INTEREST                                  18          (75)           0          0           0
  GAIN ON DISPOSAL OF DISCONTINUED BUSINESS
    SEGMENT, NET OF INCOME TAX EFFECT                                  0            0           25        526           0
    EXTRAORDINARY LOSSES, NET OF INCOME TAX
      BENEFIT                                                       (215)        (708)           0       (186)     (1,067)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  POLICY, NET OF INCOME TAX EFFECT                                     0            0            0     (1,164)          0
                                                                ---------------------------------------------    --------
NET EARNINGS                                                    $  7,796     $ 16,977     $  9,497   $  5,364     $ 8,146
                                                                =========================================================
EARNINGS PER COMMON SHARE
  BASIC:
    EARNINGS FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING POLICY                            $   0.97     $   2.16     $   1.15   $   0.75    $   1.12
                                                                =========================================================
    NET EARNINGS                                                $   0.95     $   2.06     $   1.15   $   0.65    $   0.99
                                                                =========================================================

  DILUTED:

    EARNINGS FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING POLICY                           $   0.80     $   1.87     $   1.12    $   0.74   $   1.07
                                                               =========================================================
    NET EARNINGS                                               $   0.78     $   1.80     $   1.12    $   0.64   $   0.95
                                                               =========================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC                                                           8,203        8,227        8,232       8,245      8,191
                                                               =========================================================
  DILUTED                                                         9,946       10,842       10,757       8,415      8,611
                                                               =========================================================
BALANCE SHEET DATA:
  WORKING CAPITAL                                              $    714     $  4,786     $(21,745)   $ 54,120   $(19,109)
  TOTAL ASSETS                                                  180,391      220,790      263,709     299,877    295,001
  LONG-TERM DEBT AND CAPITALIZED LEASES                          87,739       89,343      138,794     154,638    128,946
  SHAREHOLDERS' EQUITY                                           65,158       82,737       89,736      95,352     98,099

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

         The Company's hotel operations have been supplemented by contract revenues from construction and development of franchised Shoney's Inns and, until March 1995, AmeriSuites hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company's construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

         From 1990 through the first quarter of fiscal 1995, the Company developed and owned or managed hotels in the AmeriSuites hotel chain. In March 1995, the company terminated its relationship with AmeriSuites by (i) selling its option to purchase 50% of the voting stock of Suites of America, Inc. ("Suites of America") to Prime Hospitality Corp. ("Prime Hospitality") for $27.3 million and (ii) conveying to Suites of America its interest in one additional AmeriSuites hotel for $6.2 million. Five million dollars of the aggregate purchase price was paid in cash on closing, while the remaining $28.5 million was paid pursuant to a note that was repaid in January 1996. In connection with the sale of its option in Suites of America to Prime Hospitality, the Company canceled $14.9 million in existing indebtedness of Suites of America to the Company. These transactions, together with the sale of five AmeriSuites hotels in 1993 and 1994 (collectively, the "AmeriSuites Transaction"), have been accounted for as installment sales of real estate in the Company's Consolidated Financial Statements, and a pre-tax gain of $15.6 million was recognized through 1996 in connection therewith. The transactions also resulted in the recognition in fiscal 1995 of $2.9 million of previously deferred management fee revenue.

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

                                                                                           FISCAL YEAR ENDED
                                                                               -----------------------------------------
                                                                              DEC. 29,          DEC. 28,        DEC. 27,
                                                                               1996              1997            1998
                                                                               -----------------------------------------
Revenues:
  Hotel                                                                         90.6%            95.8%             95.6%
  Construction and development                                                   2.6%             0.0%              0.1%
  Franchising and management                                                     6.8%             4.2%              4.3%
         Total operating revenues                                              100.0%           100.0%            100.0%
Costs and Expenses:
  Operating expenses:
    Hotel                                                                       48.8%            57.2%             62.0%
    Construction and development                                                 1.9%             0.0%              0.1%
    Franchising and management                                                   5.1%             3.1%              3.3%
                                                                              ------           ------            -------
         Total operating expenses                                               55.8%            60.3%             65.4%
                                                                              ------           ------            -------
  General and administrative                                                     3.4%             5.3%              8.8%
  Rent expense                                                                   1.4%             2.7%             13.6%
  Depreciation and amortization                                                 12.4%            13.8%             11.1%
                                                                              ------           ------            -------
           Income from operations                                               27.0%            18.0%              1.2%
Other Income (expenses):
  Interest expense                                                             (7.3)%          (15.0)%           (14.4)%
  Interest income                                                                2.2%             2.3%              6.8%
  Gain on sale of property                                                       0.5%             5.1%             28.5%
  Other income                                                                   1.9%             1.1%              0.6%
                                                                              ------           ------            -------
Earnings from Continuing Operations Before
  Income Taxes, Minority Interest, Extraordinary
  Items and Cumulative Effect of Change in
  Accounting Policy                                                             24.4%            11.5%             22.7%
Income Taxes                                                                   (8.8)%           (3.0)%            (9.1)%
Minority Interest in Earnings of Consolidated
  Subsidiaries and Partnerships                                                (0.7)%           (0.2)%            (0.9)%
                                                                              ------           ------            -------
Earnings from Continuing Operations Before
  Extraordinary Items and Cumulative Effect of
  Change in Accounting Policy                                                   14.9%             8.2%             12.7%
Discontinued Operations:
   Gain on disposal of discontinued business
    segment, net of income tax effect                                            0.0%             0.7%              0.0%
Extraordinary Losses, net of income tax benefit                                  0.0%           (0.2)%            (1.5)%
Cumulative Effect of Change in Accounting
  Policy, net of income tax effect                                               0.0%           (1.5)%              0.0%
                                                                              ------           ------            -------
Net earnings                                                                    15.0%             7.1%             11.2%
                                                                              ======           ======            =======

FOR THE FISCAL YEARS ENDED DECEMBER 27, 1998 AND DECEMBER 28, 1997

         For the fiscal year ended December 27, 1998, total operating revenues decreased 3.6% to $72.4 million from $75.1 million for the fiscal year ended December 28, 1997.

         Revenues from hotel operations in fiscal 1998 decreased by 3.8% to $69.2 million from $71.9 million for fiscal year 1997. For the 28 hotels opened for all of both years (same hotels), average daily room rates in 1998 increased 3.7% to $63.01 from $60.74 in 1997, while average occupancy rates increased to 57.3% from 56.5%, resulting in a total increase in same hotel revenues per available room (RevPAR) of 5.1%, from $34.34 in 1997 to $36.10 in 1998. The remaining (non-same) hotels contributed $25.5 million to hotel revenues in 1998 compared with $29.9 million in 1997. The $25.5 million revenues from non-same hotels in 1998 consisted of $10.1 million from new hotels and $15.4 million from 17 hotels which were sold (one in fourth quarter 1997 and 16 in third quarter
1998). The $29.9 million revenues from non-same hotels in 1997 consisted of $1.9 million from new hotels and $28.0 million from the 17 hotels sold in 1997 and 1998.

         The Company owns and operates two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR for all Company-owned Shoney's Inns declined by 2.8% in 1998 from 1997, from $30.83 to $29.98; however, for this same period, RevPAR for the 15 Shoney's Inns which the Company currently owns, declined only slightly, from $26.94 in 1997 to $26.90 in 1998.

         The 23 Sumner Suites hotels' RevPAR increased in 1998 by 3.1% from 1997, from $41.66 to $42.96. The 13 Sumner Suites same hotels' RevPAR increased by 8.9% from $42.78 in 1997 to $46.60 in 1998. All future Company-owned hotels currently planned are the Sumner Suites brand. Effective August 1, 1998, the Company sold 16 of its Company-owned Shoney's Inns, and will consider additional opportunities to sell its remaining 15 Company-owned Shoney's Inns.

         Revenues from construction and development activities during 1998 were only $81,000 compared with none in 1997. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

         Franchising and management revenues in fiscal 1998 declined by 1.4% from 1997 to $3.1 million in 1998 compared with $3.2 million in 1997. A decrease in monthly franchising fees resulted primarily from (1) the loss of 14 Shoney's Inns from the chain in the first half of 1998, and (2) the cancellation of reservation services by two hotel chains in the first half of 1997. These decreases were offset by (1) the addition of new franchisees, primarily the 16 acquired from the Company in the third quarter of 1998, and (2) franchise termination fees of $257,000 earned in 1998 from the termination of four franchises compared with no such fees in 1997. Initial franchise fees and franchise termination fees may vary widely from year to year. At the end of fiscal 1998 there were 59 franchised Shoney's Inns in operation. Management fee revenue in fiscal 1998 decreased by 1.5%, from $139,000 in 1997 to $137,000 in 1998, on the two Company-managed Shoney's Inns.

         Hotel operating expenses for fiscal 1998 increased by 4.6% to $44.9 million from $43.0 million in 1997. Operating expenses of all Company-owned Shoney's Inns declined by $6.0 million; however, revenues from these hotels declined by $12.9 million. Both declines were due to the sale of the hotels discussed earlier. The gross operating profit margin on all 32 Shoney's Inns declined from 40.5% in 1997 to 35.3% in 1998. Operating expenses on the 15 Shoney's Inns not sold increased by 1.6% in 1998 over 1997 even though revenues from these hotels declined by 1.5% from 1997 to 1998. The gross operating profit margin on these Shoney's Inns currently owned declined from 34.3% in 1997 to 32.2% in 1998. Operating expenses of the 13 same-hotel Sumner Suites increased by $1.5 million due primarily to the $1.9 million increase in hotel revenues. The gross profit margin on these same-hotels declined slightly, from 42.2% in 1997 to 40.9%
in 1998. All 23 Sumner Suites hotels reflected an increase in hotel operating expenses of $8.0 million from $16.1 million in 1997 to $24.0 million in 1998, due primarily to the $10.2 million increase in hotel revenues. The gross profit margin on all Sumner Suites hotels declined from 39.8% in 1997 to 34.9% in 1998. Hotel operating expenses and gross profit margins for the Sumner Suites hotels reflects the pre-opening costs for new hotels. In 1998, six new hotels were opened and three additional hotels were nearing completion by year-end. Only four new hotels were opened in 1997. The increased number of new hotels in 1998 as compared with 1997 caused pre-opening expenses to be higher in 1998 than in 1997. Other hotel operating expenses which increased as percentages of hotel revenues in 1998 over 1997 were payroll related costs, replacement reserve provisions, real estate taxes, repairs and maintenance, complimentary food and beverage cost, and travel agent commissions.

         Construction and development costs on outside contracts was $71,000 in 1998 versus none in 1997. These costs were incurred in connection with the $81,000 earned in construction and development revenues in 1998.

         Franchising and management operating expenses in 1998 increased by 4.0% to $2.4 million from $2.3 million in 1997. The increase was due primarily to increases in travel expense, inspections cost and training expenses.

         General and administrative expense increased 60.9% to $6.4 million in 1998 from $4.0 million in 1997. The increase was due primarily to increased professional fees, increased land acquisition costs as a result of implementing Emerging Issues Task Force ("EITF") No. 97-11, increased corporate franchise taxes, and increased expenses related to the occupancy of the new corporate headquarters building.

         Rent expense increased by $7.8 million, from $2.0 million in 1997 to $9.8 million in 1998. This increase was due to the sale-leaseback of 14 hotels in November 1997, for which rent expense in 1998 was $9.0 million compared with $1.1 million in 1997. This increase was partially offset by reduction in rent expense due to the sale of certain Shoney's Inns in 1998 which were on leased land.

         Depreciation and amortization expense decreased by 22.8% to $8.0 million in 1998 from $10.4 million in 1997. The sale-leaseback of 14 hotels in late 1997 caused depreciation expense to be eliminated on those hotels for 1998; depreciation expense on those 14 hotels in 1997 was $2.8 million. The sale of one hotel in December 1997 and 16 hotels in August 1998 reduced depreciation expense as well; depreciation expense on those 17 hotels declined by $1.3 million, from $3.4 million in 1997 to $2.1 million in 1998. These reductions were partially offset, however, with increases totaling $1.7 million in depreciation and amortization on additions to depreciable and amortizable assets beginning with first quarter 1997. Ten new hotel openings and several renovations of existing hotels occurred during 1997 and 1998.

         In 1998, interest expense decreased by $883,000 while interest income increased by $3.2 million, for a total decrease in net interest expense of $4.1 million as compared with 1997. This reduction in net interest expense from 1997 to 1998 was primarily the result of (1) the sale-leaseback of 14 hotels in late 1997, the proceeds of which were used to reduce indebtedness and to invest in interest earning funds until needed for capital expenditures for new hotels, (2) the sale of 17 hotels in December 1997 and August 1998, the proceeds of which were used to reduce indebtedness and to invest in interest-earning funds until needed, and (3) interest earned on the seller-financed promissory notes resulting from the sales transactions.

         The gain on sale of property in 1998 primarily represents a portion of the gain on the sale of 16 hotels in third quarter 1998 for $90.0 million, consisting of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on 12 of the sales under the full accrual method of accounting. Profit recognition on the other 4 hotels sold is being accounted for under the installment method. Of the approximately $12.0 million profit on these

4 hotels, $77,000 was recognized in 1998, with the balance to be recognized in future quarters on the installment method of accounting. $194,000 of the 1998 gain on sale of property was from the sale of properties other than the 16 hotels. The $3.8 million gain on sale of property in 1997 consisted of $2.2 million from the sale of one hotel and $1.6 million from the sale of land held for resale.

         Other income declined by 47.3% in 1998 from 1997, from $838,000 to $441,000. This decline was due primarily to the sale of hotels in 1998 which generated rental income. Minority interests in earnings and losses of subsidiaries and partnerships increased by $475,000 in 1998 from 1997, due primarily to minority ownership interest in the gain on sale of property in third quarter 1998.

         Income tax expense as a percentage of pre-tax earnings from continuing operations before extraordinary items in 1998 was 41.7% compared with 26.7% in 1997. The unusually high effective rate in 1998 was due primarily to interest due to the Internal Revenue Service resulting from the deferral of federally taxable income due to the installment sales accounting resulting from the sale of 16 hotels in 1998. The unusually low effective income tax rate in 1997 was due primarily to refunds of prior years' state taxes.

         The gain on disposal of a discontinued business segment in 1997 was the result of the recognition of previously deferred profit from the sale of the Company's 60% interest in a restaurant subsidiary to the then 40% owner.

         The extraordinary loss from early extinguishment of debt in 1998 was a result of debt paid off in conjunction with the sale of 16 hotels previously discussed. In 1997, the loss was a result of debt paid off in connection with the sale-leaseback transaction with a real estate investment trust. The cumulative effect of a change in accounting principle in 1997 represents the write-off of the unamortized balance of previously capitalized pre-opening costs as of the beginning of the 1997 fiscal year. Beginning with 1997, these costs are expensed as incurred.

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

         There were no revenues from construction and development activities during 1997 compared with $1.7 million in 1996. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. Only one outside construction project was finished in early 1996 and the balance of construction and development related to the AmeriSuites Transaction (discussed in the overview) was earned in 1996.

         Franchising and management revenues in fiscal 1997 declined 26.3% to $3.2 million from $4.3 million in fiscal 1996. The decrease was due primarily to the cancellation of reservation services by two hotel chains in the first quarter of 1997 and to a decrease of $315,000 in initial franchise fee revenue from 1996 to 1997. Initial franchise fees may vary widely from year to year. At the end of fiscal 1997 there were 57 franchised Shoney's Inns in operation. One franchisee has cancelled license agreements on 14 Shoney's Inns; therefore, future franchise revenues could be negatively impacted by the loss of these franchises. Management Fee revenue in fiscal 1997 decreased 25.2% to $139,000 from $185,000 in fiscal 1996, due to the cancellation of one management contract on one hotel in the third quarter of 1996.

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

         Franchising and management operating expenses for 1997 decreased 29.3% to $2.3 million from $3.3 million in 1996. The primary reason for this decrease was the cancellation in the fourth quarter of 1996 of the Company's obligation to pay a portion of franchise fees collected to Shoney's, Inc. The reduction of this royalty fee expense from 1996 to 1997 was $758,000. The balance of the reduction in franchise operating expenses from 1996 to 1997 was due primarily to reduced expenses associated with loss of revenues from the cancellation of reservation services by two hotel chains in the first quarter of 1997.

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

         Gain on sale of property increased by $3.5 million in 1997 from 1996. The $3.8 million gain in 1997 consisted of $2.2 million from the sale of one hotel and $1.6 million from the sale of land held for resale. The $340,000 gain in 1996 was from the sale of land held for resale.

         Other income in fiscal 1997 decreased by $381,000 from fiscal 1996, from $1.2 million to $838,000. The decrease was due primarily to a gain of $430,000 in 1996 on the sale of available-for-sale securities. Minority interests in earnings and losses of consolidated subsidiaries and partnerships decreased $250,000 in 1997 compared with 1996, due to less profitable consolidated entities which include minority ownership, the write-off of a $72,000 minority interest receivable in 1997, and the recovery of fees and expenses from a subsidiary partnership in 1997.

         The lower effective income tax rate in 1997 is due primarily to refunds of prior years' state taxes.

         The gain on disposal of a discontinued business segment in 1997 was the result of the recognition of previously deferred profit from the sale of the Company's 60% interest in a restaurant subsidiary to the then 40% owner. Only $25,000 of this deferred gain was recognized in 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $2.7 million in 1998, compared with $4.0 million used in operating activities in 1997 and $14.2 million provided in 1996. Earnings from continuing operations before extraordinary losses and cumulative effect of change in accounting policy were $9.2 million in 1998, $6.2 million in 1997, and $9.5 million in 1996. Depreciation and amortization was $8.0 million, $11.0 million, and $8.2 million in 1998, 1997, and 1996, respectively, with the $3 million net decrease in 1998 being due to the sale of properties in 1997 and 1998. The Company recognized $20.6 million from gains on sale of property during 1998, of which $20.4 million was from the sale of 16 lodging facilities. The $3.8 million gain on sale of property in 1997 represented $2.2 million from the sale of one lodging facility and $1.6 million from the sale of land held for resale. Only $340,000 in gains from property sales occurred in 1996. A reduction of income taxes receivable of $1.4 million from 1997 to 1998 provided cash flow in 1998 versus using cash in 1997. Other assets increased by $1.2 million, decreased by $1.0 million, and increased by $1.7 million in 1998, 1997, and 1996, respectively. Accounts payable and accrued expenses increased by $519,000 in 1998, providing cash, decreased by $1.1 million in 1997, using cash, and increased by $4.3 million in 1996, providing cash. Decreases in income and other taxes used $493,000 and $350,000 in funds in 1998 and 1997, respectively, while increases in 1996 provided $2.7 million cash.

         The Company's cash flows used in investing activities were $63.2 million in 1998 and $39.4 million in 1996, whereas cash flows provided by investing activities were $58.1 million in 1997. The increase of $97.4 million in cash provided by investing activities in 1997 over 1996 was due primarily to the sale/leaseback of 14 hotels in 1997, of which net proceeds approximated $137.0 million. $28.0 million of the proceeds are being held by the acquirer of the properties as security and guaranty deposits. An additional $4.9 million in 1997 was provided from the sale of one other hotel and land held for resale. In 1998, the Company sold 16 hotels providing cash of $8.1 million. Various other properties were sold, providing an additional $1.0 million cash in 1998. The $44.1 million repayment of notes receivable in 1996 represented the collection by the Company of the balance of notes receivable from Suites of America, Inc. related to the AmeriSuites Transaction previously discussed. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $72.5 million, $55.9 million, and $86.6 million in 1998, 1997, and 1996, respectively.

         Net cash provided by financing activities was $9.8 million, $284,000 and $26.9 million in 1998, 1997 and 1996, respectively. In November of 1996 the Company issued $33.2 million in 9.75% Senior Subordinated Notes, due 2006, Series A in the first series of notes issued under a $125 million shelf registration. In September of 1997 the Company issued $35.0 million of 9.55% Senior Subordinated Notes, due 2007, Series B under the Company's shelf registration. Net proceeds of both of these issues were used to reduce the outstanding balances under the Company's revolving credit facilities. A portion of the net proceeds from the sale/leaseback of 14 hotels in 1997 was also used to pay off the balance of the revolving credit facilities, a bank line of credit loan, and approximately $10.5 million of furniture, fixture and equipment loans. Proceeds from the financing of new furniture, fixtures and equipment were approximately $4.0 million in 1997 and $5.6 million in 1996. In 1998, the Company sold 16 hotels, using a portion of the net proceeds to reduce indebtedness. The transaction also resulted in the write-off of deferred financing charges related to the debt paid off early, and distributions of $2.0 million to minority owners of two of the hotels sold. In 1996 the Company paid approximately $2.1 million to Shoney's, Inc. to repurchase a stock warrant. In 1998, the Company repurchased 784,000 shares of its common stock for $5.4 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock.

         The Company maintains a revolving credit facility with a group of five banks. Effective October 21, 1998, the Company amended the terms of this revolving credit agreement. The availability under the amended credit agreement totals $30 million and is secured by a pledge of certain promissory notes payable to the Company, received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The amended credit facility terminates June 30, 1999. Other terms and conditions of the credit agreement as amended in October 1998, including interest rates and covenant requirements, were similar to the previous credit agreement. As of December 27, 1998, the Company had $20.3 million borrowed under this credit facility and has borrowed an additional $4.9 million under this credit facility since December 27, 1998. On April 9, 1999, the Company and its lenders further amended the agreement to eliminate any future LIBOR borrowings, to amend the base interest rate to prime plus 1.25% and to require a monthly maintenance fee.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 1999. As of December 27, 1998 and through April 7, 1999, the Company had no borrowings outstanding under this credit facility.

         The Company opened six new Sumner Suites hotels in 1998 and, as of the end of fiscal 1998, had three Sumner Suites hotels under construction which are expected to open in the first quarter of 1999. The Company estimates that approximately $3.6 million in capital funds will be necessary to complete the construction of the three hotels under construction. Additionally, the Company has acquired five sites for future development and estimates that approximately $34.6 million in capital funds will be required to complete their development, some or all of which may be complete by the end of 1999. The Company has decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

         On September 23, 1998, the Company's Board of Directors authorized the use of up to $12.5 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. 784,000 shares had been repurchased by the end of fiscal 1998 at a cost of $5.4 million.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, the sale-leaseback of some of the Company's Sumner Suites hotels, negotiating new credit arrangements, an increase in developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of net cash provided by operations, net proceeds from possible future sale-leaseback transactions, the collection of notes receivable, borrowings under new credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund the Company's currently anticipated needs for the next twelve months, including the repayment of amounts maturing in June 1999 under the Company's revolving line of credit.

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

         Based on recent assessments, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         The Company is currently in the process of making the required modifications to its existing software systems and scheduling the required replacements of software and hardware. The Company will utilize both internal and external resources to program, replace, implement and test these changes. The Company has not determined the total cost of the Year 2000 project; however, these costs are not expected to exceed $100,000 nor have a material effect on its financial statements. The Company has spent less than $25,000 on external costs on the Year 2000 project through the end of fiscal 1998; however, the Company's internal staff has spent substantial time on the issue. These costs have been expensed as incurred. The Company plans to complete the Year 2000 project not later than September, 1999 and is currently on schedule to meet this target.

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

FORWARD-LOOKING STATEMENT DISCLAIMER

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any transactions using derivative financial instruments and believes that its exposure to market risk associated with other financial instruments is not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements required by Item 8 are filed at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 24, 1998, the firm of Deloitte & Touche LLP verbally notified the Company that they were resigning as auditors of the Company and confirmed such resignation in writing by letter dated November 30, 1998. A copy of that letter was attached as Exhibit 7.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on December 2, 1998.

         The reports of Deloitte & Touche LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

Disagreements:

         In connection with the audits of the Company's financial statements for the fiscal years ended December 28, 1997 and December 29, 1996, and during the subsequent unaudited interim periods since 1997 Deloitte & Touche LLP cited three disagreements on matters of accounting principles or practices which if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report. The disagreements as communicated to the Company's Audit Committee related to the 1997 (i) accounting for profits on certain real estate transactions, (ii) capitalization of general and administrative costs, and (iii) recording intercompany revenues for rooms rented to construction workers. The matter of accounting for profits on certain real estate transactions involved the question of the timing of earnings recognition and also the allocation of cost basis among various outparcels of land sold to third parties. The matter of capitalization or general and administrative costs concerned the method of allocating certain indirect costs, such as salaries and related employee benefits, utilities, telephone expense, printing and supplies, and other overhead expenses, to internal development costs to be capitalized. The matter of recording intercompany revenues for rooms rented to construction workers resulted from the Company's recording room revenues at the hotel properties earned from the construction company subsidiary of the Company during renovation or construction of Company-owned hotels. Management recorded adjustments relating to each of these transactions and also restated its financial statements for each of the quarters in fiscal 1997, as described in three Form 10-Q/A's filed on March 30, 1998 with the Securities and Exchange Commission; Deloitte & Touche LLP indicated that the disagreements were satisfactorily resolved. The Company's Audit Committee discussed each of these disagreements with Deloitte & Touche LLP. The Company authorized Deloitte & Touche LLP to respond fully to any successor independent auditing firm regarding each disagreement. Deloitte & Touche LLP cited no disagreements in this two year period regarding financial statement disclosure or auditing scope and procedures which if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no disagreements on any types of matters described in Regulation S-K
Item 304 in 1996 or in the subsequent unaudited interim periods since 1997.

Reportable Conditions

         In addition, in connection with the 1997 audit there were six "reportable conditions" as that term is described in Item 304(a)(1)(v)(A) of Regulation S-K; that is, Deloitte & Touche LLP advised the Company that the internal controls necessary for the development of reliable financial statements were inadequate. The 1997 reportable conditions related to the following matters: accounting structure and internal controls (which matter is considered by Deloitte & Touche LLP to be a material weakness), accounting for certain real estate transactions, capitalization of indirect costs associated with internal development and construction, construction company accounting, capitalization of interest on land under development, and accounts receivable allowance analysis. There were four "reportable conditions" in connection with the 1996 audit; also of the type described in Item 304(a)(1)(v)(A) of Regulation S-K. They related to the accounting for capitalization of indirect costs associated with internal development and construction, capitalization of construction period interest, capitalization of pre-opening costs and accounting structure and the reporting process. The Company's present accounting systems and internal controls appeared to Deloitte & Touche LLP to be inadequate to ensure that transactions are recorded and reported in conformity with generally accepted accounting principles.

         The Company's Audit Committee discussed each of these "reportable conditions" with Deloitte & Touche LLP.

         The Company authorized Deloitte & Touche LLP to respond fully to any successor independent auditing firm regarding each reportable condition.

         The Company requested Deloitte & Touche LLP to furnish a letter addressed to the Commission stating whether it agreed with the above statements. The letter from the former accountant dated December 2, 1998 was filed as
Exhibit 7.2 to the Company's Report on Form 8-K filed with the Commission on December 2, 1998. A subsequent letter from the former accountant dated December 18, 1998 and received by the Company on December 22, 1998 was filed as Exhibit
7.2 to the Company's Report on Form 8-K/A filed with the Commission on December 23, 1998.

Engagement of New Auditors

         On December 7, 1998 the Board of Directors and the Audit Committee of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 27, 1998.

         The Company did not consult with Ernst & Young LLP during the fiscal year ended December 29, 1996, the fiscal year ended December 28, 1997 or during the subsequent interim periods since 1997 with respect to the application of accounting principles, the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or reportable event with the Company's former auditors.

         The Company requested Deloitte & Touche LLP to furnish a letter stating whether it agreed with the above statements. A copy of that letter, dated December 8, 1998 was filed as Exhibit 7.1 to the Company's Report on Form 8-K filed with the Commission on December 8, 1998.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                               PAGE
-------------------------------------------------------------------------------------------------------------------------
(a)      1.       Financial Statements:

                  The following Financial Statements are included herein:

                  Independent Auditors' Report                                                                       F-1

                        Report of Ernst & Young LLP                                                                  F-1

                        Report of Deloitte & Touche LLP                                                              F-2

                  Consolidated Balance Sheets at December 28, 1997 and
                    December 27, 1998                                                                          F-3 - F-4

                  Consolidated Statements of Earnings for each of the
                    three years in the period ended December 27, 1998                                          F-5 - F-6

                  Consolidated Statements of Shareholders' Equity for
                   each of the three years in the period ended
                   December 27, 1998                                                                                 F-7

                  Consolidated Statements of Cash Flows for each of the
                    three years in the period ended December 27, 1998                                                F-9

                  Notes to consolidated financial statements                                                 F-11 - F-35

         2.       Financial Statement Schedules:

                  Independent Auditors' Report                                                                       S-1

                        Report of Ernst & Young LLP

                        Report of Deloitte & Touche LLP                                                              S-2

                  Schedule II - Valuation and Qualifying Accounts                                                    S-3

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

                  10(14) -- 1991 Stock Option Plan
                  10(15) -- First Amendment to 1991 Stock Option Plan
                  10(16) -- Second Amendment to 1991 Stock Option Plan
                  10(17) -- Key Employee Supplemental Income Plan

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------

3(1)          --      Amended and Restated Charter. Incorporated by reference to the
                      Company's Registration statement on Form S-1, Commission File No.
                      33-44504, filed with the Commission on December 12, 1991

3(2)          --      Articles of Amendment to Charter creating Series A Subordinated
                      Preferred Stock. Incorporated by reference to the Company's
                      Registration Statement on Form 8-A filed with the Commission on July 3,
                      1997

3(3)          --      Articles of Amendment to Amended and Restated Charter dated September
                      8, 1997.  Incorporated by reference to the Company's Annual Report on
                      Form 10-K, filed with the Commission on April 13, 1998

3(4)          --      Amended and Restated Bylaws. Incorporated by reference to the Company's
                      Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

3(5)          --      Amendment to the Amended and Restated Bylaws adopted on July 31, 1996.
                      Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)          --      Amended and Restated Charter. Section 6 of the Amended and Restated
                      Charter is included in Exhibit 3(1)

4(2)          --      Registration Rights Agreement, dated December 11, 1991 between the
                      Registrant and Richard L. Johnson. Incorporated by reference to the
                      Company's Registration statement on Form S-1, Commission File No.
                      33-44504, filed with the Commission on December 12, 1991

4(3)          --      First Amendment to Registration Rights Agreement between Registrant and
                      Richard L. Johnson, dated as of October 10, 1986. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(4)          --      Second Amendment to Registration Rights Agreement between Registrant and Richard L. Johnson, dated as of June 20, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27, 1997

4(5)          --      Third Amendment to Registration Rights Agreement between Registrant and
                      Richard L. Johnson, dated as of July 21, 1998.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 19, 1998

4(6)          --      Indenture dated as of June 6, 1994, by and between the Registrant and
                      Third  National Bank in Nashville, Tennessee, Trustee, relating to
                      $54,000,000 in 7 1/2 Convertible Subordinated Debentures due 2004.
                      Incorporated by reference to the Company's Registration Statement on
                      Form S-3, Commission File No. 33-77910,  filed with the Commission on
                      April 19, 1994

4(7)          --      Indenture dated as of November 15, 1996, by and between the Registrant and Bankers Trust Company, Trustee, relating to Senior Subordinated
                      Notes. Incorporated by reference to the Company's Quarterly Report on
                      Form 10-Q, filed with the Commission on November 20, 1996

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------
4(8)          --      First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company, Trustee, relating to
                      9 3/4% Senior Subordinated Notes due 2006, Series A. Incorporated by
                      reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(9)          --      Second Supplemental Indenture dated as of September 25, 1997 by and
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

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------
10(1)         --      Second Amended and Restated Partnership Agreement of Shoney's Inn of
                      Baton Rouge dated February 16, 1994. Incorporated by reference to the
                      Company's Annual Report on Form 10-K, filed with the Commission on
                      March 28, 1994

10(2)         --      Second Amended and Restated Partnership Agreement of Shoney's Inn of
                      Independence dated February 16, 1994. Incorporated by reference to the
                      Company's Annual Report on Form 10-K, filed with the Commission on
                      March 28, 1994

10(3)         --      Amended and Restated Partnership Agreement of Demonbreun Hotel
                      Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No.
                      33-44504, filed with the Commission on December 12, 1991

10(4)         --      Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated
                      December 31, 1987. Incorporated by reference to the Company's
                      Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(5)         --      Partnership Agreement of Shoney's Inn of Atlanta, N.E., dated December
                      26, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                      Commission on December 12, 1991

10(6)         --      Partnership Agreement of Shoney's Inn of Stockbridge, dated December
                      26, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                      Commission on December 12, 1991

10(7)         --      Joint Venture Agreement of Atlanta Shoney's Inns Joint Venture, dated
                      May 4, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                      Commission on December 12, 1991

10(8)         --      Amended and Restated Limited Partnership Agreement of Shoney's Inns of
                      Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the
                      Company's Registration statement on Form S-1, Commission File No.
                      33-44504, filed with the Commission on December 12, 1991

10(9)         --      Second Amended and Restated Limited Partnership Agreement of Shoney's
                      Inn of Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the Company's Registration statement on Form S-1,
                      Commission File No. 33-44504, filed with the Commission on December 12,
                      1991

10(10)        --      Second Amended and Restated Limited Partnership Agreement of Shoney's
                      Inn of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company's Registration statement on Form S-1,
                      Commission File No. 33-44504, filed with the Commission on December 12,
                      1991

10(11)        --      Amended and Restated Limited Partnership Agreement of Shoney's Inn of
                      Opryland, Ltd., dated August 4, 1986, and subsequent amendments.
                      Incorporated by reference to the Company's Registration statement on
                      Form S-1, Commission File No. 33-44504, filed with the Commission on
                      December 12, 1991

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------
10(12)        --      1991 Stock Option Plan. Incorporated by reference to the Company's
                      Registration statement on Form S-8, filed with the Commission on June
                      24, 1997

10(13)        --      First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company's Registration statement on Form S-8, filed with the
                      Commission on June 24, 1997

10(14)        --      Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company's Registration statement on Form S-8, filed with the
                      Commission on June 24, 1997

10(15)        --      Key Employee Supplemental Income Plan. Incorporated by reference to the
                      Company's Registration statement on Form S-1, Commission File No.
                      33-44504, filed with the Commission on December 12, 1991

10(16)        --      License Agreement, dated October 25, 1991, by and among the Registrant,
                      Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.
                      Incorporated by reference to the Company's Registration statement on
                      Form S-1, Commission File No. 33-44504, filed with the Commission on
                      December 12, 1991

10(17)        --      Amendment No. 1 to License Agreement, dated September 16, 1992 by and among Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
                      the Registrant. Incorporated by reference to the Company's Annual
                      Report on Form 10-K, filed with the Commission on March 29, 1993

10(18)        --      Amendment No. 2 to License Agreement, dated March 18, 1994 by and among
                      Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                      Registrant. Incorporated by reference to the Company's Annual Report on
                      Form 10-K, filed with the Commission on March 28, 1994

10(19)        --      Amendment No. 3 to License Agreement, dated March 13, 1995 by and among
                      Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
                      Registrant. Incorporated by reference to the Company's Annual Report on
                      Form 10-K, filed with the Commission on April 11, 1995

10(20)        --      Amendment No. 4 to License Agreement, dated June 26, 1996, by and among
                      Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
                      Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 28, 1996

10(21)        --      Amendment No. 5 to License Agreement, dated October 25, 1996, by and among Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
                      Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

10(22)        --      Agreement dated March 15, 1994 between ShoLodge Franchise Systems, Inc.
                      and Shoney's of Knoxville, Inc. Incorporated by reference to the
                      Company's Annual Report on Form 10-K, filed with the Commission on
                      March 28, 1994

10(23)        --      Warrant Purchase Agreement between the Registrant and Shoney's
                      Investments, Inc. dated October 25, 1996. Incorporated by reference to the Company's Quarterly Report on For 10-Q, filed with the Commission on November 20, 1996

10(24)        --      First Amendment to Amended and Restated Stock Option Agreement dated as of October 10, 1996 between Leon Moore and Richard L. Johnson.
                      Incorporated by reference to the Company's Quarterly
                      Report on Form 10-Q, filed with the Commission on November
                      20, 1996

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------
10(25)        --      Second Amendment to Amended and Restated Stock Option Agreement dated as of June 20, 1997 between Leon Moore and Richard L. Johnson.
                      Incorporated by reference to the Company's Quarterly Report on Form
                      10-Q, filed with the Commission on August 27, 1997

10(26)        --      Third Amendment to Amended and Restated Stock Option Agreement dated as of July 21, 1998 between Leon Moore and Richard L. Johnson.
                      Incorporated by reference to the Company's Quarterly Report on Form 10-
                      Q, filed with the Commission on November 18, 1998

10(27)        --      Credit Agreement dated as of April 30, 1997 by and among the Registrant and certain Subsidiaries of the Registrant, as Borrowers, and the
                      Lenders referred to therein, First Union National Bank of Tennessee, as
                      Administrative Agent, and NationsBank of Tennessee, as Co-Agent.
                      Incorporated by reference to the Company's Quarterly Report on Form
                      10-Q, filed with the Commission on August 27, 1997

10(28)        --      Joinder Agreement Number 1 to the Credit Agreement, dated as of June
                      11, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27, 1997

10(29)        --      First Amendment to Credit Agreement, dated as of January 16, 1998, by and among the Registrant and certain subsidiaries of the Registrant, as
                      Borrower, the Lenders referred to therein, First Union National Bank of
                      Tennessee, as Administrative Agent, and NationsBank of Tennessee, as
                      Co-Agent.  Incorporated by reference to the Company's Annual Report on
                      Form 10-K, filed with the Commission on April 13, 1998

10(30)        --      Second Amendment and Waiver Agreement to Credit Agreement dated as of
                      October 21, 1998, by and among the Registrant and certain subsidiaries, as Borrower, the Lenders referred to therein, First Union National Bank of Tennessee, as Administrative Agent, and NationsBank of Tennessee, as
                      Co-Agent.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 19, 1998

10(31)        --      Pledge and Security Agreement dated as of October 21, 1998, by the
                      Registrant and certain subsidiaries, as Pledgors, and First Union
                      National Bank as Administrative Agent.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998

10(32)        --      Rights Agreement between the Registrant and SunTrust, Atlanta, as
                      Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the
                      Commission on July 3, 1997

10(33)        --      Purchase and Sale Agreement by and between the Registrant and certain of its Affiliates, as Sellers, and Hospitality Properties Trust, as
                      Purchaser, dated October 24, 1997. Incorporated by reference to the
                      Company's Current Report on Form 8-K, filed with the Commission on
                      November 13, 1997

10(34)        --      Agreement to Lease between Hospitality Properties Trust and the
                      Registrant dated October 24, 1997. Incorporated by reference to the
                      Company's Current Report on Form 8-K, filed with the Commission on
                      November 13, 1997

EXHIBIT
NUMBER                                           EXHIBIT
------                                           -------
10(35)        --      Form of Lease Agreement to be entered into between certain Affiliates of the Registrant, as Tenant, and Hospitality Properties Trust, as
                      Landlord. Incorporated by reference to the Company's Current Report on
                      Form 8-K, filed with the Commission on November 13, 1997

10(36)        --      Form of Security Agreement to be entered into between certain
                      Affiliates of the Registrant, as Tenant, and Hospitality Properties
                      Trust, as Secured Party. Incorporated by reference to the Company's
                      Current Report on Form 8-K, filed with the Commission on November 13,
                      1997

10(37)        --      Form of Assignment and Security Agreement to be entered into between certain Affiliates of the Registrant, as Assignor, and Hospitality
                      Properties Trust, as Assignee. Incorporated by reference to the
                      Company's Current Report on Form 8-K, filed with the Commission on
                      November 13, 1997

10(38)        --      Form of Stock Pledge Agreement to be entered into between the
                      Registrant, as Pledgor, and Hospitality Properties Trust, as Secured
                      Party. Incorporated by reference to the Company's Current Report on
                      Form 8-K, filed with the Commission on November 13, 1997

10(39)        --      Form of Limited Guaranty Agreement to be entered into by the
                      Registrant, as Guarantor, for the benefit of Hospitality Properties
                      Trust. Incorporated by reference to the Company's Current Report on
                      Form 8-K, filed with the Commission on November 13, 1997

10(40)        --      Letter between Hospitality Properties Trust and the Registrant dated
                      November 19, 1997. Incorporated by reference to the Company's Current
                      Report on Form 8-K, filed with the Commission on December 3, 1997

10(41)        --      Motel Purchase Agreement made as of July 22, 1998.  Incorporated by reference to the Company's Current Report on Form 8-K, filed with the
                      Commission on September 18, 1998

10(42)        --      First Amendment to Motel Purchase Agreement made as of July 22, 1998.
                      Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 18, 1998

21            --      Subsidiaries of the Registrant*

23(1)         --      Consent of Ernst & Young LLP*

23(2)         --      Consent of Deloitte & Touche LLP*

27            --      Financial Data Schedule*

* Filed herewith

(b) The following reports on Form 8-K were filed during the fourth quarter ended December 27, 1998:

         Current Report on Form 8-K filed with the Commission on December 2, 1998 relating to the resignation of Deloitte & Touche LLP as auditors of the Registrant

         Current Report on Form 8-K filed with the Commission on December 8, 1998 relating to the engagement of Ernst & Young LLP as auditors for the Registrant

         Amended Current Report on Form 8-K/A filed with the Commission on December 16, 1998 relating to the resignation of Deloitte & Touche LLP as auditors of the Registrant

         Amended Current Report on Form 8-K/A filed with the Commission on December 23, 1998 relating to the resignation of Deloitte & Touche LLP as auditors of the Registrant

(c)      Exhibits required by Item 601 of Regulation S-K are listed above.

(d) All financial statement schedules required by Regulation S-X are filed following the Financial Statements listed above.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SHOLODGE, INC.

                                     By: /s/ Leon Moore
                                     Leon Moore, President and
                                     Chief Executive Officer

                                     April 12, 1999

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

SIGNATURE                               TITLE                                           DATE
---------                               -----                                           ----

/s/ Leon Moore                          President, Chief Executive                 April 12, 1999
Leon Moore                              Officer, Principal Executive
                                        Officer, Director

/s/ Bob Marlowe                         Secretary, Treasurer, Chief                April 12, 1999
Bob Marlowe                             Accounting Officer, Principal
                                        Accounting Officer, Director

/S/ Steven P. Birdwell                  Senior Vice President and                  April 12, 1999
Steven P. Birdwell                      Chief Financial Officer

/s/ Richard L. Johnson                  Executive Vice President,                  April 12, 1999
Richard L. Johnson                      Director

/s/ Earl H. Sadler                      Director                                   April 12, 1999
Earl H. Sadler

/s/ Helen L. Moskovitz                  Director                                   April 12, 1999
Helen L. Moskovitz

                         Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the consolidated balance sheet of ShoLodge, Inc. and subsidiaries as of December 27, 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc. and subsidiaries at December 27, 1998, and the consolidated results of their operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                        ERNST & YOUNG LLP

Atlanta, Georgia
April 12, 1999

DELOITTE & TOUCHE LLP
---------------------    -------------------------------------------------------
                         Suite 2400                    Telephone: (615) 259-1800
                         424 Church Street             Facsimile: (615) 259-1857
                         SunTrust Center
                         Nashville, Tennessee 37219-2396




INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee


We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ShoLodge, Inc. and subsidiaries as of December 29, 1996, and December 28, 1997, and the results of their operations and their cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements the Company changed its method of accounting for pre-opening costs for the year ended December 28, 1997.


/s/ Deloitte & Touche LLP


April 1, 1998




---------------
DELOITTE TOUCHE
TOHMATSU
INTERNATIONAL
---------------

                         ShoLodge, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                          DECEMBER 27,     DECEMBER 28,
                                                             1998             1997
                                                       --------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                            $  2,480,984      $ 58,609,505
   Restricted cash                                           701,484           496,000
   Accounts receivable -
     Trade, net of allowance for doubtful accounts
       of $642,780 and $352,500 for 1998 and 1997,
       respectively                                        3,251,104         2,903,422
     Construction contracts                                   27,799           125,001
   Income taxes receivable                                 4,775,686         6,132,154
   Prepaid expenses                                          519,534           532,698
   Notes receivable, net                                   3,363,394           191,253
   Other current assets                                      443,967           164,638
                                                       --------------------------------
Total current assets                                      15,563,952        69,154,671

Notes receivable, net                                     58,390,170         6,506,706


Property and equipment                                   187,360,706       197,129,415
Less accumulated depreciation and amortization           (20,335,047)      (39,790,321)
                                                       --------------------------------
                                                         167,025,659       157,339,094

Land under development or held for sale                    9,556,720         9,404,966

Deferred charges, net                                      9,201,837        10,787,233
Securities held to maturity (restricted)                          --         8,946,985
Deposits on sale/leaseback                                28,000,000        28,000,000
Deferred tax asset                                           127,035         4,416,887
Intangible assets                                          3,290,162         3,435,725
Other assets                                               3,845,824         1,884,725
                                                       --------------------------------
                                                        $295,001,359      $299,876,992
                                                       ================================


See accompanying notes.


                                                             DECEMBER 27,     DECEMBER 28,
                                                                1998             1997
                                                            -------------------------------
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                     $ 11,438,292    $ 10,919,712
   Taxes payable other than on income                           1,636,220       1,040,956
   Income taxes payable                                               --          473,962
   Current portion of long-term debt and capitalized
     lease obligations                                         21,597,951       2,599,740
                                                            ------------------------------
Total current liabilities                                      34,672,463      15,034,370

Long-term debt and capitalized lease obligations,
   less current portion                                       128,945,784     154,637,929
Deferred gain on sale/leaseback                                30,158,244      34,377,131
Deferred credits                                                2,368,523              --
Minority interests in equity of consolidated
  subsidiaries and partnerships                                   757,311         475,590

Shareholders' equity:
   Preferred stock  (no par value; 1,000,000 shares
      authorized; no shares issued)                                    --              --
   Series A redeemable nonparticipating stock (no par
      value; 1,000 shares authorized; no shares issued)                --              --
   Common stock (no par value; 20,000,000 shares
     authorized, 7,472,310 and 8,255,810 shares issued
     and outstanding as of December 27, 1998 and December
     28, 1997, respectively)                                        1,000           1,000
   Additional paid-in capital                                  42,433,395      42,431,520
   Retained earnings                                           60,973,496      52,827,145
   Unrealized gain on securities available-for-sale,
     net of income taxes                                           67,704          92,307
   Less treasury stock, at cost, 784,000 shares in 1998        (5,376,561)             --
                                                            ------------------------------
Total shareholders' equity                                     98,099,034      95,351,972
                                                            ------------------------------
                                                             $295,001,359    $299,876,992
                                                            ==============================


                         ShoLodge, Inc. and Subsidiaries

                       Consolidated Statements of Earnings


                                                                                  YEAR ENDED
                                                          ------------------------------------------------------------
                                                            DECEMBER 27,          DECEMBER 28,          DECEMBER 29,
                                                               1998                  1997                  1996
                                                          ------------------------------------------------------------
Revenues:
   Hotel                                                    $ 69,240,264          $ 71,944,716           $57,528,105
   Franchising and management                                  3,118,789             3,163,938             4,290,389
   Construction and development                                   81,077                    --             1,664,365
                                                           ----------------------------------------------------------
Total revenues                                                72,440,130            75,108,654            63,482,859

Cost and expenses:
   Operating expenses:
     Hotel                                                    44,933,620            42,987,647            30,998,166
     Franchising and management                                2,392,978             2,301,401             3,255,372
     Construction and development                                 71,351                    --             1,199,413
                                                           ----------------------------------------------------------
Total operating expenses                                      47,397,949            45,289,048            35,452,951

   General and administrative                                  6,357,877             3,952,603             2,157,549
   Rent expense, net                                           9,838,105             1,991,400               861,140
   Depreciation and amortization                               8,012,436            10,376,484             7,863,381
                                                           ----------------------------------------------------------
   Income from operations                                        833,763            13,499,119            17,147,838

Other income (expenses):
   Interest expense                                          (10,414,876)          (11,298,126)           (4,605,449)
   Interest income                                             4,949,404             1,762,450             1,391,066
   Gain on sale of property                                   20,631,641             3,818,692               340,289
   Other income                                                  441,292               837,611             1,218,838
                                                           -----------------------------------------------------------

Earnings from continuing operations before
   income taxes, minority interests,
   extraordinary loss, and cumulative effect
   of change in accounting policy                             16,441,224             8,619,746            15,492,582
Income taxes                                                  (6,581,000)           (2,259,000)           (5,598,200)
Minority interests in earnings of consolidated
   subsidiaries and partnerships                                (647,407)             (172,710)             (422,858)
                                                           -----------------------------------------------------------
Earnings from continuing operations before
   extraordinary loss and cumulative effect of
   change in accounting policy                                 9,212,817             6,188,036             9,471,524

Discontinued operations:
   Gain on disposal of discontinued business
     segment, net of income tax provision of
     $287,000 and $14,800 for 1997 and 1996,
     respectively                                                     --               526,000                25,200




                         ShoLodge, Inc. and Subsidiaries

                                                                                     YEAR ENDED
                                                        -------------------------------------------------------------
                                                             DECEMBER 27,           DECEMBER 28,        DECEMBER 29,
                                                                 1998                   1997                1996
                                                        -------------------------------------------------------------
Extraordinary loss on early extinguishment of
   debt,  net of income tax benefit of $600,000
   and $101,000 for 1998 and 1997, respectively                (1,066,466)            (186,124)                   --


Cumulative effect of change in accounting policy,
   net of income tax benefit of $691,000                               --           (1,164,114)                   --
                                                             --------------------------------------------------------
Net earnings                                                  $ 8,146,351          $ 5,363,798           $ 9,496,724
                                                             ========================================================
Net earnings per common share:
   Basic:
     Continuing operations before extraordinary
       loss and cumulative effect                             $      1.12          $      0.75           $      1.15
     Discontinued operations                                           --                 0.06                    --
     Extraordinary loss                                             (0.13)               (0.02)                   --
     Cumulative effect of change in accounting
     policy                                                            --                (0.14)                   --
                                                             --------------------------------------------------------
Net earnings                                                  $      0.99          $      0.65           $      1.15
                                                             ========================================================

Diluted:
   Continuing operations before extraordinary
     loss and cumulative effect                               $      1.07          $      0.74           $      1.12
   Discontinued operations                                             --                 0.06                    --
   Extraordinary loss                                               (0.12)               (0.02)                   --
   Cumulative effect of change in accounting
     policy                                                            --                (0.14)                   --
                                                             --------------------------------------------------------
Net earnings                                                  $      0.95          $      0.64           $      1.12
                                                             ========================================================

Weighted average common shares outstanding:
   Basic                                                        8,190,593             8,244,572            8,231,548
                                                             ========================================================
   Diluted                                                      8,611,401             8,414,955           10,757,492
                                                             ========================================================

Pro forma amounts assuming the change in
   accounting policy is applied retroactively:
     Earnings from continuing operations before
       extraordinary item                                                          $  6,188,036          $ 9,022,115
     Earnings per share:
       Basic                                                                               0.75                 1.10
       Diluted                                                                             0.74                 1.08
     Net earnings:                                                                    6,527,912            8,996,915
       Basic                                                                               0.79                 1.09
       Diluted                                                                             0.78                 1.07






See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

     Years ended December 29, 1996, December 28, 1997 and December 27, 1998



                                              SERIES A REDEEMABLE
                                             NONPARTICIPATING STOCK           COMMON STOCK            ADDITIONAL
                                            --------------------------------------------------------   PAID-IN
                                               SHARES     AMOUNT       SHARES           AMOUNT         CAPITAL
                                            --------------------------------------------------------------------
Balance, December 31, 1995                     1,000      $ --        8,228,502         $1,000     $ 44,235,396
  Repurchase of stock warrant                     --        --               --             --       (2,063,809)
  Repurchase of Series A
    redeemable nonparticipating
    stock                                     (1,000)       --               --             --               --
  Exercise of stock options, net                  --        --            4,816             --           40,455
  Net earnings                                    --        --               --             --               --
  Change in unrealized gain on
    securities available-for-sale,
    net of income taxes                           --        --               --             --               --
                                             -------------------------------------------------------------------
Balance, December 29, 1996                        --        --        8,233,318          1,000       42,212,042
  Exercise of stock options, net                  --        --           22,492             --          219,478
  Net earnings                                    --        --               --             --               --
  Change in unrealized gain on
    securities available-for-sale,
    net of income taxes                           --        --               --             --               --
                                             -------------------------------------------------------------------
Balance, December 28, 1997                        --        --        8,255,810          1,000       42,431,520
  Exercise of stock options, net                  --        --              500             --            1,875
  Net earnings                                    --        --               --             --               --
  Change in unrealized gain on
    securities available-for-sale,
    net of income taxes                           --        --               --             --               --
  Repurchased                                     --        --         (784,000)            --               --
                                             -------------------------------------------------------------------
Balance, December 27, 1998                        --      $ --        7,472,310         $1,000     $ 42,433,395
                                             ===================================================================


                         ShoLodge, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

     Years ended December 29, 1996, December 28, 1997 and December 27, 1998



                                                           UNREALIZED GAIN
                                                            ON SECURITIES         COST OF
                                                            AVAILABLE-FOR-        COMMON
                                            RETAINED        SALE, NET OF          SHARES
                                            EARNINGS        INCOME TAXES        REPURCHASED        TOTAL
                                         -------------------------------------------------------------------
Balance, December 31, 1995                $ 37,966,623     $    533,481      $         --      $ 82,736,500
 Repurchase of stock warrant                        --               --                --        (2,063,809)
 Repurchase of Series A
   redeemable non participating
   stock                                            --               --                --                --
 Exercise of stock options, net                     --               --                --            40,455
 Net earnings                                9,496,724               --                --         9,496,724
 Change in unrealized gain on
   securities available-for-sale,
   net of income taxes                              --         (473,742)               --          (473,742)
                                         -------------------------------------------------------------------
Balance, December 29, 1996                  47,463,347           59,739                --        89,736,128
 Exercise of stock options, net                     --               --                --           219,478
 Net earnings                                5,363,798               --                --         5,363,798
 Change in unrealized gain on
 securities available-for-sale, net
 of income taxes                                    --           32,568                --            32,568
                                         -------------------------------------------------------------------
Balance, December 28, 1997                  52,827,145           92,307                --        95,351,972
 Exercise of stock options, net                     --               --                --             1,875
 Net earnings                                8,146,351               --                --         8,146,351
 Change in unrealized gain on
   securities available-for-sale,
   net of income taxes                              --          (24,603)               --           (24,603)
 Repurchased                                        --                         (5,376,561)       (5,376,561)
                                         -------------------------------------------------------------------
Balance, December 27, 1998                $ 60,973,496     $     67,704      $ (5,376,561)     $ 98,099,034
                                         ===================================================================




See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows



                                                                                 YEAR ENDED
                                                       -----------------------------------------------------------
                                                           DECEMBER 27,         DECEMBER 28,         DECEMBER 29,
                                                               1998                 1997                 1996
                                                       -----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations before
  extraordinary loss and cumulative effect of
  change in accounting policy                             $   9,212,817      $   6,188,036      $   9,471,524
Adjustments to reconcile earnings from continuing
  operations before extraordinary loss and
  cumulative effect of change in accounting policy
  to net cash (used in) provided by operating activities:
    Gain from discontinued operations                                --            813,000             40,000
    Extraordinary loss on early extinguishment of
      debt                                                   (1,666,466)          (287,124)                --
    Depreciation and amortization                             8,012,436         11,034,031          8,249,666
    Accretion of discount on securities held to
      maturity                                                 (442,427)          (691,175)          (637,779)
    Recognition of previously deferred profit                (1,850,364)        (1,194,555)        (1,681,312)
    Gain on sale of property and other assets               (20,631,641)        (3,818,692)          (340,289)
    Gain on sale of securities available-for-sale                    --                 --           (732,339)
    Deferred income tax provision                             4,289,852         (8,831,039)        (1,710,028)
    Minority interests in earnings of consolidated
      subsidiaries and partnerships                             647,407            172,710            422,858
     Changes in assets and liabilities:
      Increase in restricted cash                              (205,484)          (496,000)                --
      (Increase) decrease in accounts receivable               (250,480)          (272,466)         1,327,498
      Decrease (increase) in income taxes receivable          1,356,468         (6,132,154)                --
      Decrease (increase) in prepaid expenses                    13,164            (60,875)           (86,208)
      Increase in deferred charges from franchising                  --                 --         (5,394,848)
      (Increase) decrease in other assets                    (1,220,678)         1,066,360         (1,669,143)
      Increase (decrease) in accounts payable and
        accrued expenses                                        518,580         (1,126,003)         4,295,247
      (Decrease) increase in income and other taxes            (492,538)          (349,950)         2,671,549
                                                          ----------------------------------------------------
Net cash (used in) provided by operating activities          (2,709,354)        (3,985,896)        14,226,396

CASH FLOWS FROM INVESTING ACTIVITIES
Payments from notes receivable                                  174,424                 --         44,100,071
Capital expenditures                                        (72,473,490)       (55,907,485)       (86,583,428)
Proceeds from sale of property and other assets               9,089,264        141,959,540          1,282,070
Proceeds from sale of securities available-for-sale                  --                 --          1,847,120
Deposits on sale/leaseback of hotels                                 --        (28,000,000)                --
                                                          ----------------------------------------------------
Net cash (used in) provided by investing activities         (63,209,802)        58,052,055        (39,354,167)


                         ShoLodge, Inc. and Subsidiaries

                                                                          YEAR ENDED
                                                  -------------------------------------------------------
                                                       DECEMBER 27,      DECEMBER 28,       DECEMBER 29,
                                                          1998              1997               1996
                                                  -------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in deferred loan financing
  charges                                              1,236,761         (2,353,085)        (1,549,867)
Proceeds from long-term debt                          25,300,000        124,207,614        131,212,249
Payments on long-term debt                            (8,758,117)      (120,946,562)       (99,655,062)
Payments on capitalized lease obligations               (603,743)          (642,719)          (588,945)
Distributions to minority interests                   (2,009,580)          (201,148)          (452,472)
Exercise of stock options                                  1,875            219,478             40,455
Repurchase of stock warrant                                   --                 --         (2,063,809)
Purchase of treasury stock                            (5,376,561)                --                 --
                                                  -----------------------------------------------------
Net cash provided by financing activities              9,790,635            283,578         26,942,549

Net (decrease) increase in cash and cash
  equivalents                                        (56,128,521)        54,349,737          1,814,778
Cash and cash equivalents at beginning of year        58,609,505          4,259,768          2,444,990
                                                  -----------------------------------------------------
Cash and cash equivalents at end of year           $   2,480,984      $  58,609,505      $   4,259,768
                                                  =====================================================



See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Years ended December 29, 1996, December 28, 1997 and December 27, 1998


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The business activities of ShoLodge, Inc. and subsidiaries (the "Company") are composed primarily of owning, franchising, operating and constructing lodging facilities. Presently there are two brands, Sumner Suites and Shoney's Inns. As of December 27, 1998, the Company derives its hotel revenues from both brands from 24 owned properties and 14 leased properties located in 16 states across the United States. Of these 38 properties, 13 are located in Texas and six are located in Georgia. No other state has more than three properties. A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows.

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries and partnerships. All significant intercompany items and transactions have been eliminated. The Company is the managing general partner in the partnership entities.

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

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash represents the cash funded in a reserve account as provided for in the lease agreement on the sale/leaseback transaction (see Note 13) to cover the cost of replacement, renewals, certain repairs and maintenance, major repairs, alteration improvements, and renewals or replacements to the hotels' buildings, furnishings, fixtures and equipment. The amount initially funded to the account was $496,000, to be increased in the future by a percentage of total hotel sales as defined in the lease agreement. The applicable percentage was 3% in 1998 and will be 4% in 1999 and 5% each year thereafter during the term of the lease. The disbursements from this fund are restricted to the above-listed uses as defined in the lease agreement.

Property and Equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 29, 1996, December 28, 1997 and December 27, 1998 were approximately $4,657,000, $3,485,000 and $3,219,000, respectively. Preopening costs are expensed as incurred effective at the beginning of fiscal year 1997 (See Note 2).

Land Under Development or Held For Sale consists of land adjacent to Company-owned hotels. The Company actively develops these sites to enhance the profitability of the hotels.

Deferred Charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. In addition, deferred charges include costs incurred in amending the Company's franchise license agreement (see Note 12), which is being amortized on the straight-line method over twenty years. Accumulated amortization totaled $2,626,771 and $3,541,811 as of December 28, 1997 and December 28, 1998,
respectively.

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments. The Company's investment securities have been classified as either available-for-sale or held to maturity. The available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. The held-to-maturity securities are carried at amortized cost.

Intangible Assets include excess of cost over fair value of net assets acquired (goodwill) in the amount of $2,986,992 at December 28, 1997 and $2,837,019 at December 27, 1998, respectively, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $762,334 and $912,306, as of 1997 and 1998, respectively. In addition, costs of trademark are included in the amount of $448,733 and $453,143 as of 1997 and 1998, respectively, and is amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $10,600 and $33,620 as of 1997 and 1998, respectively.

Other Assets include the long-term portion of notes receivables, cash surrender value of life insurance, non-current portion of direct financing leases, securities available for sale, and base linens stock. Base linens stock is amortized to fifty percent of its initial cost on a straight-line basis over a thirty-six month period.

Asset Impairment. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts.

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $2,012,000, $2,988,000 and $2,311,000 for the years ended December 29, 1996, December 28, 1997 and December 27, 1998, respectively.

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes. The Company uses the liability method to account for income taxes.

Revenues from hotel operations are recognized as services are rendered, while construction and development revenues that relate to construction and development of hotel properties for others, are recognized based on the percentage of completion method. Franchising and management revenues are recognized as earned. Profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement.

Earnings Per Common Share for all periods has been computed in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings by weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 7 for a reconciliation of basic and diluted earnings per share.

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 9 for pro forma disclosures using the fair value method as described in SFAS No. 123.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas. Notes receivable are from a group of affiliated companies which acquired and operate the 16 hotels described in
Note 14.

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income. On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity for the years ended December 27, 1998, December 28, 1997 and December 29, 1996.

                                                            1998         1997           1996
                                                      -------------------------------------------
Net unrealized (loss) gain on securities
   available for sale                                     $(25,000)      $33,000      $(474,000)

Reclassifications. Certain reclassifications have been made in the 1996 and 1997 consolidated financial statements to conform to the classifications used in 1998.

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

                         ShoLodge, Inc. and Subsidiaries

2. ACCOUNTING CHANGE (CONTINUED)

On December 29, 1997, the Company adopted the practice of capitalizing only directly identifiable internal costs of identifying and acquiring commercial properties to be developed in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." The implementation of this EITF resulted in increased operating costs of approximately $1,353,000 in 1998.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                         DECEMBER 27,         DECEMBER 28,
                                                             1998                 1997
                                                        ----------------------------------
    Land and improvements                               $  36,842,353       $  20,838,391
    Buildings and improvements                            100,989,405         113,621,999
    Furniture, fixtures and equipment                      29,686,485          43,778,242
    Equipment under capitalized leases                      2,103,182           3,408,888
    Construction in progress                               17,739,281          15,481,895
                                                        -------------       -------------
                                                          187,360,706         197,129,415
    Less accumulated depreciation and amortization        (20,335,047)        (39,790,321)
                                                        -------------       -------------
                                                        $ 167,025,659       $ 157,339,094
                                                        =============       =============

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of:

                                                          1998              1997
                                                      -------------------------------
  Industrial revenue bonds (IRB's), bearing
     interest at 4.30% to 4.06%, due in
     varying amounts through 2017                     $   3,120,000     $  16,015,000
  Revenue participation bonds (RPB's), due
     April 2001                                                  --        11,355,000
  7.50% Convertible subordinated debentures              54,000,000        54,000,000
  9.75% Series A senior subordinated notes               33,021,000        33,125,000
  9.55% Series B senior subordinated notes               34,995,000        35,000,000
  Bank revolving credit facility                         20,300,000                --
  Notes payable - bank and other, bearing interest
     at 7.50% to 8.94%, due in varying amounts
     through 2003                                         4,497,859         6,203,049
  Notes payable - due in varying amounts through 2000        41,745            77,576
  Capitalized lease obligations                             568,131         1,462,044
                                                      -------------     -------------
                                                        150,543,735       157,237,669
  Less current portion                                  (21,597,951)       (2,599,740)
                                                      -------------     -------------
                                                      $ 128,945,784     $ 154,637,929
                                                      =============     =============

The Industrial Revenue Bonds ("IRB's") and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $10 million at December 27, 1998. Additionally, the IRBs as of December 27, 1998, are collateralized by irrevocable letters of credit, and are guaranteed by the Company.

The $11,355,000 RPB's required a 40% participation in the gross room revenues of Shoney's Inns Group IV, Inc. payable to the bondholders in semi-annual installments through April 15, 2001. The effective interest rate on these bonds was 9.4%, and 9.5%, respectively, for the years ended December 29, 1996 and December 28, 1997. These bonds were assumed by the purchaser of certain hotels in 1998 (See Note 14).

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

During June 1994, the Company issued $54,000,000 of 7.50% convertible subordinated debentures maturing in May 2004 with interest payable in semi-annual installments. The debentures are convertible at any time before maturity, unless previously redeemed, into common stock of the Company at a conversion price of $23.31 per share, subject to adjustment. The debentures are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness, as defined in the debentures. The Company, at its option, can redeem the bonds beginning in May 1997 at 105.25% of par, declining .75% each year thereafter to par in May 2004.

During November 1996, the Company issued $33,150,000 of 9.75% senior subordinated notes, Series A, under an aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with all other subordinated indebtedness of the Company, including the Series A notes.

Effective April 30, 1997, the Company consolidated certain unsecured lines of credit into an unsecured $75 million, three-year revolving credit facility with a group of five banks. The interest rate on this credit facility at December 28, 1997, was at the lender's base rate, or one hundred seventy-five basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option. There were no amounts outstanding under this credit facility at December 28, 1997. In January and October 1998, the Company amended its revolving credit facility for changes in certain financial covenants, collateralization, availability and maturity date. As of December 27, 1998, the availability under the amended credit agreement totals $30 million and is secured by a pledge of $43,344,000 promissory notes payable to the Company, received in connection with the sale of sixteen of the Company's lodging facilities in 1998. The amended credit facility matures June 30, 1999. Other terms and conditions of the credit agreement as amended in October 1998, including interest rates, were similar to the previous credit agreement. As of December 27, 1998, the Company had $20,300,000 outstanding under this credit facility.

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

As of April 9, 1999, the Company has borrowed $25.2 million under its revolving line of credit, which matures June 30, 1999. On this same date, the Company and its lenders amended the agreement to eliminate any future LIBOR borrowings; to amend the base interest rate to prime plus 1.25% and to require a monthly maintenance fee. The Company intends to repay such borrowing with monies obtained from various sources including hotel equipment financing, land sales and other debt sources, which the Company is currently negotiating.

The Company also has a $1,000,000 unsecured line of credit with another bank, of which no amounts are outstanding at December 27, 1998.

The loan agreements contain certain financial covenants of which the most restrictive includes maintenance of certain operating ratios, minimum liquidity ratios, interest coverage and minimum tangible net worth.

In November 1997, the Company repaid approximately $10,500,000 of equipment loans with the proceeds of the sale/leaseback transaction (Note 13). This early retirement of loans resulted in an extraordinary pretax charge of approximately $287,000 for the year ended December 28, 1997.

In September 1998 the Company repaid approximately $14,111,000 of debt with the proceeds of the sale of 16 hotels (Note 14). This early retirement of debt resulted in an extraordinary pretax charge of approximately $1,666,466 for the year ended December 27, 1998.

Maturities of long-term debt are as follows:

            1999                                           $ 21,186,683
            2000                                                928,913
            2001                                                811,749
            2002                                                310,717
            2003                                              1,996,542
            Thereafter                                      124,741,000
                                                           ------------
                                                           $149,975,604
                                                           ============

See Note 5 for capitalized lease obligation maturities.

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain property and equipment under noncancelable operating and capitalized lease agreements. Total rental expense under operating leases for the years ended December 29, 1996, December 28, 1997 and December 27, 1998 was approximately $1,248,000, $1,177,000 and $1,056,000, respectively.

Future minimum rental payments are as follows:

                                                       OPERATING         CAPITALIZED
                                                         LEASES             LEASES
                                                    ---------------------------------
   1999                                             $    14,524,861      $    445,755
   2000                                                  14,496,095           160,914
   2001                                                  14,445,000                 -
   2002                                                  14,445,000                 -
   2003                                                  14,445,000                 -
   Thereafter                                            60,460,479                 -
                                                    ---------------------------------
                                                    $   132,816,435           606,669
                                                    ===============
   Less amount representing interest at
      rates ranging from 7.25% to 9.5%                                        (38,538)
   Less current portion                                                      (411,268)
                                                                         ------------
                                                                         $    156,863
                                                                         ============

The Company is self-insured for workers' compensation benefits up to $500,000 annually in aggregate and $250,000 per occurrence and has recorded a reserve for all outstanding claims at December 27, 1998. While the Company's ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the reserves recorded, the Company had outstanding letters of credit in the amount of $610,000, $667,000 and $667,000, as of December 29, 1996, December 28, 1997, and December 27, 1998, respectively, to satisfy workers compensation self-insurance security deposit requirements.

As of December 27, 1998, the Company's estimated costs to complete three properties under construction approximated $3,627,000.

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. However, legal action pending against the Company include the following:

In 1997, Tri-State Inns, Inc. and Motels of America, Inc. filed a suit against ShoLodge Franchise Systems, Inc., a subsidiary of the Company, seeking to be discharged, relieved and excused of any future performance under the License Agreement relating to 14 Shoney's Inns, or in the alternative, compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiff's motion. The Company also has filed counter claims against the plaintiffs. The case has been set for trial on May 18, 1999. The Company intends to continue to defend the suit vigorously. Neither management or legal counsel can predict the outcome at this time.

In 1998, two purported class action lawsuits were filed against the Company and certain officers of the Company, by plaintiffs who claim to be shareholders and debt security holders of the Company, respectively, both alleging that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public. The complaints seek an unspecified amount of damages and unspecified injunctive relief. The Company filed motions to dismiss both suits on the basis that the plaintiff's allegations failed to state a cause of action under the applicable state statute. The trial court denied both motions. The court's denial of the Company's motions on these suits are currently before the Court of Appeals, but a date for oral argument has not

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

been set. Both cases have been set for trial on September 13, 1999. The Company believes both suits are without merit and will defend itself vigorously. Neither management or legal counsel can predict the outcome at this time.

In 1998, the former chief financial officer of the Company, filed a lawsuit against the Company and its chief executive officer alleging that his employment by the Company was wrongfully terminated, claiming breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The Company believes the suit is without merit and will defend itself vigorously. Neither management or legal counsel can predict the outcome at this time.

6. SUITES OF AMERICA TRANSACTIONS

On March 31, 1995, the Company, and Suites of America, Inc. ("Suites"), a wholly-owned subsidiary of Prime Hospitality Corp. ("Prime") entered into an agreement (the "Cancellation Agreement") under which the Company sold its option to acquire 50% of the voting stock of Suites for approximately $27,327,000. In addition, the Company conveyed one AmeriSuites hotel to Suites for approximately $6,174,000. Approximately $4,997,000 of the aggregate purchase price of $33,501,000 was paid upon closing with the remaining $28,504,000, along with approximately $25,015,000 of existing indebtedness from Suites, consolidated into one note. Approximately $14,880,000 of existing indebtedness from Suites was canceled by the Company in connection with the sale of the option. The transactions have been accounted for as installment sales of real estate in the accompanying 1996 consolidated financial statements. As of January 1996, the note was fully repaid and the Company recorded gains of $775,000 for the year ended December 29, 1996.

                         ShoLodge, Inc. and Subsidiaries

7. EARNINGS PER SHARE

The following tables reconcile earnings and weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 1998, 1997 and 1996.

                                                                FOR THE YEARS ENDED
                                                   DECEMBER 27,      DECEMBER 28,   DECEMBER 29,
                                                       1998              1997          1996
                                                   ---------------------------------------------
  NUMERATOR:
  Earnings from continuing operations before
     extraordinary loss and cumulative effect
     of change in accounting policy                 $ 9,212,817     $ 6,188,036     $ 9,471,524
  Gain on disposal of discontinued business
     segment                                                 --         526,000          25,200
  Extraordinary loss                                 (1,066,466)       (186,124)             --
  Cumulative effect of change in accounting
     policy                                                  --      (1,164,114)             --
                                                    -------------------------------------------
  Numerator for basic earnings per share -
     earnings available to shareholders               8,146,351       5,363,798       9,496,724
  Dilutive effect of 7.5% convertible debentures             --              --       2,541,375
                                                    -------------------------------------------
  Numerator for diluted earnings per share -
     earnings available to stockholders after
     assumed conversion                             $ 8,146,351     $ 5,363,798     $12,038,099
                                                    ===========================================

  DENOMINATOR:
  Denominator for basic earnings per share -
     weighted-average shares                          8,190,593       8,244,572       8,231,548
  Effect of dilutive securities:
     Options                                            420,808         170,383         117,478
     Warrants                                                --              --          91,864
     7.5% Convertible debentures                             --              --       2,316,602
                                                    -------------------------------------------
  Denominator for diluted earnings per share -
     adjusted weighted-average shares and
     assumed conversion                               8,611,401       8,414,955      10,757,492
                                                    ===========================================

  BASIC EARNINGS PER SHARE:
  Continuing operations before extraordinary
     loss and cumulative effect                     $      1.12     $      0.75     $      1.15
  Discontinued operations                                    --            0.06              --
  Extraordinary Loss                                      (0.13)          (0.02)             --
  Cumulative effect of change in accounting
     policy                                                  --           (0.14)             --
                                                    -------------------------------------------
  Net earnings                                      $      0.99     $      0.65     $      1.15
                                                    ===========================================

                         ShoLodge, Inc. and Subsidiaries

7. EARNINGS PER SHARE (CONTINUED)

                                                                FOR THE YEARS ENDED
                                                   DECEMBER 27,      DECEMBER 28,   DECEMBER 29,
                                                       1998              1997          1996
                                                   ---------------------------------------------
DILUTED EARNINGS PER SHARE:
Continuing operations before extraordinary
   loss and cumulative effect                         $ 1.07            $ 0.74         $1.12
Discontinued operations                                   --              0.06            --
Extraordinary Loss                                     (0.12)            (0.02)           --
Cumulative effect of change in accounting
   policy                                                 --             (0.14)           --
                                                   ---------------------------------------------
Net earnings                                          $ 0.95            $ 0.64         $1.12
                                                   ===============================================

The Company's debentures which are convertible into 2,316,602 shares of stock were outstanding at December 27, 1998 and December 28, 1997, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximate fair value due to the recent advancement of funds at market interest rates and terms based upon the nature of the loans. The carrying value of industrial revenue bonds approximate fair value due to the recent refinancing of these instruments. The fair value of convertible subordinated debentures and senior subordinated notes was based upon quoted market prices. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values as of December 27, 1998: convertible subordinated debentures $33,480,000 ($54,000,000 carrying value) and senior subordinated notes $44,210,000 ($68,016,000 carrying value).

As of December 27, 1998 and December 28, 1997, securities available-for-sale are carried at fair value in accordance with SFAS No. 115.

                         ShoLodge, Inc. and Subsidiaries

9. STOCK OPTION PLAN

The Company's 1991 Stock Option Plan (the "Plan"), authorizes the grant to key employees of options to purchase up to an aggregate of 616,667 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant and expire ten years after date of grant. During the year ended December 29, 1996, an additional 283,333 shares were authorized for future grants.

                         ShoLodge, Inc. and Subsidiaries

9. STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Plan for the years ended December 29, 1996, December 28, 1997 and December 27, 1998, follows:

                                              SHARES SUBJECT TO OPTION
                                       -------------------------------------
                                            AVAILABLE FOR                       WEIGHTED AVERAGE
                                                GRANT          OUTSTANDING       EXERCISE PRICE
                                       ----------------------------------------------------------
December 31, 1995                               62,805            537,317           $  10.86
   Additional authorized                       283,333                 --                 --
   Granted                                    (296,660)           296,660              13.00
   Exercised                                        --             (4,816)              8.40
   Canceled                                    187,303           (187,303)             15.71
                                       ------------------------------------
December 29, 1996                              236,781            641,858              10.45
   Granted                                    (194,000)           194,000              13.25
   Exercised                                        --            (22,492)              9.76
   Canceled                                     12,494            (12,494)             12.88
                                       ------------------------------------
December 28, 1997                               55,275            800,872              11.11
   Granted                                    (722,537)           722,537               3.75
   Exercised                                        --               (500)              3.75
   Canceled                                    800,872           (800,872)             11.11
                                       ----------------------------------------------------------
December 27, 1998                              133,610            722,037           $   3.75
                                       ==========================================================

On July 31, 1996, the Company repriced approximately 168,000 stock options that had been granted in previous years. The options were repriced to $13.00 per share, which was the market value of the Company's stock on July 31, 1996. These repriced options are included as cancellations and new grants in the table above for the year ended December 29, 1996. On September 23, 1998, the Company repriced approximately 723,000 stock options that had been granted in previous years. The options were repriced to $3.75 per share, which was the market value of the Company's stock on September 23, 1998. These repriced options are included as cancellations and new grants in the table above for the year ended December 27, 1998.

                         ShoLodge, Inc. and Subsidiaries

9. STOCK OPTION PLAN (CONTINUED)

The weighted average fair value of options granted during the year was $9.09 and $3.75 for the years ended December 28, 1997 and December 27, 1998, respectively.

The following table summarizes information relating to the stock options outstanding as of December 27, 1998:

                                    OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
-------------------------------------------------------------------------------------------------------
                         NUMBER          WEIGHTED-                           NUMBER
                      OUTSTANDING         AVERAGE          WEIGHTED-      EXERCISABLE       WEIGHTED-
                           AT            REMAINING          AVERAGE            AT            AVERAGE
     EXERCISE         DECEMBER 27,      CONTRACTUAL        EXERCISE        DECEMBER 27,     EXERCISE
      PRICE               1998              LIFE             PRICE            1998            PRICE
-------------------------------------------------------------------------------------------------------
     $3.75               313,835            3.13            $3.75             313,835         $3.75
      3.75                69,202            5.05             3.75              69,202          3.75
      3.75                66,000            6.33             3.75              39,600          3.75
      3.75               104,000            7.59             3.75              41,600          3.75
      3.75               169,000            8.42             3.75              33,800          3.75
                      ------------                                         ------------
      3.75               722,037            5.49             3.75             498,037          3.75
                      ============                                         ============


Had the fair value of options granted under the plan beginning in 1996 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              1998              1997              1996
                                          ---------------------------------------------------
Net earnings            As reported         $8,146,351        $5,363,798        $9,496,724
                          Pro forma          7,276,109         4,889,823         9,250,941

Basic earnings per      As reported                .99              0.65              1.15
   share                  Pro forma                .89              0.59              1.12

Diluted earnings per    As reported                .95              0.64              1.12
   share                  Pro forma                .84              0.58               .86

                         ShoLodge, Inc. and Subsidiaries

9. STOCK OPTION PLAN (CONTINUED)

The pro forma effect on net earnings for 1996, 1997 and 1998 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

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

10. SHAREHOLDERS' EQUITY

During 1998, the Company repurchased 784,000 shares of its common stock for $5,376,561. As of December 27, 1998, the Company's Board of Directors authorized the repurchase of up to $7,123,439 in additional shares under the current common stock repurchase program.

                         ShoLodge, Inc. and Subsidiaries

11. INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

                                     1998           1997             1996
                                  -------------------------------------------
    Current expense (benefit):
       Federal                    $ 2,215,788    $ 11,785,000     $ 6,393,200
       State                           75,247        (207,000)        900,000
                                  -------------------------------------------
                                    2,291,035      11,578,000       7,293,200
    Deferred expense (benefit)      4,289,965      (9,319,000)     (1,695,000)
                                  -------------------------------------------
                                  $ 6,581,000    $  2,259,000     $ 5,598,200
                                  ===========================================

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

                                            1998           1997            1996
                                        -------------------------------------------
    Federal income tax based on
       the statutory rate               $ 5,754,428     $ 3,017,000     $ 5,436,000
    State income taxes, less federal
       income tax benefit                   603,393         317,000         505,000
    State income tax refund
       received, less Federal income
       tax provision                       (137,337)     (1,115,000)             --
    Interest payable to the IRS
       related to gains from
       installment sales                    314,015              --              --
    Other                                    46,501          40,000        (342,800)
                                        -------------------------------------------
                                        $ 6,581,000     $ 2,259,000     $ 5,598,200
                                        ===========================================

                         ShoLodge, Inc. and Subsidiaries

11. INCOME TAXES (CONTINUED)

Deferred tax (liabilities) assets are comprised of the following:

                                                          1998            1997
                                                      -----------------------------
    Deferred tax liabilities:
       Differences between book and tax basis of
         property                                     $ (7,548,000)    $ (7,218,000)
       Profits not recognized on installment sales      (5,434,000)        (640,000)
       Direct financing leases                            (114,000)        (281,000)
       Other                                                    --         (319,000)
                                                      -----------------------------
                                                       (13,096,000)      (8,458,000)

    Deferred tax assets:
       Deferred profit on sales of hotels               11,996,000       12,000,000
       Differences between book and tax losses
         recognized by minority interests                  742,000          740,000
       Allowance for doubtful accounts                     249,000          135,000
       Other                                               236,035               --
                                                      -----------------------------
                                                        13,223,035       12,875,000
                                                      -----------------------------
    Net deferred tax asset                            $    127,035     $  4,417,000
                                                      =============================

As of December 27, 1998 and December 28, 1997, the Company has recorded a deferred tax liability resulting from the unrealized gain on securities available-for-sale of $45,000 and $59,000, respectively.

In 1998 and 1997, the Company recorded state income tax refunds attributable to certain restructuring changes. The effect of these refunds has been included as a reduction to the state income tax provision, net of the federal taxes due on such amount.

                         ShoLodge, Inc. and Subsidiaries

12. RELATED PARTY TRANSACTIONS

The Company has had extensive working and contractual relationship with Shoney's which previously held a stock warrant to purchase five percent of the Company's common stock and all of the Company's Series A redeemable nonparticipating stock. In addition, two officers of Shoney's had previously served as directors of the Company. During October 1996, the Company repurchased the stock warrant. As of the same date, the Company amended the franchise license agreement between the Company and Shoney's whereby the Company paid approximately $5,395,000 in exchange for, among other items, 1) the cancellation of Shoney's right to receive a portion of the franchise fees collected by the Company equal to approximately 1.5% of certain Shoney's Inns' gross room revenues through October 1999 and .5% of the remaining and all future Shoney's Inns' gross room revenues for the first ten years of their operations and 2) the repurchase of all of the Company's Series A redeemable nonparticipating stock. As a result of the Company's repurchase of the Series A redeemable nonparticipating stock, Shoney's no longer has the right to designate two members of the Company's board of directors.

The Company has paid approximately $911,000 in franchise and royalty fees to Shoney's during the year ended December 29, 1996, under the franchise license agreement.

Effective January 1, 1996, the Company sold its sixty percent interest in a corporation which owned five restaurants to the minority shareholder in exchange for approximately $848,000. The entire purchase price, along with approximately $1,250,000 of previously existing indebtedness of the corporation and the minority shareholder, was financed by the Company over a seven year period with interest accruing annually at the prime rate as defined in the note agreements. As a result of the transaction, the Company initially deferred recognition of the approximate $853,000 gain from the sale of this segment until such time further principal payments on the note were received which would support full collectibility of the note. For the year ended December 29, 1996, approximately $40,000 was recorded as a gain on disposal of discontinued business segment. In December 1997, management determined the amount to be fully collectible based on positive cash flows of the restaurants and past collection experience, therefore the remaining pre-tax $813,000 was recorded as a gain on disposal of discontinued business segment for the year ended December 28, 1997.

                         ShoLodge, Inc. and Subsidiaries

12. RELATED PARTY TRANSACTIONS (CONTINUED)

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

13. SALE/LEASEBACK TRANSACTION

In November 1997, the Company entered into a sale and leaseback agreement for certain of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust and the hotels continue to be operated by the Company. The lease is classified as an operating lease. The original lease term is for ten years with five renewal periods of ten years each.

The Company sold assets with a net book value of approximately $101.5 million in exchange for $140 million in cash. The gain of approximately $34.9 million was initially deferred and is being recognized on the straight-line method over the 10 year lease term as reductions of rent expense. The minimum base rental is $14 million annually with contingent rent due of 8% of the excess of the leased hotels' base revenues (as defined in the lease agreement) beginning in 1999.

The Company was required to pay a deposit of $14 million to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit will be refunded to the Company at the end of the lease term in the event no default has occurred. This non-interest bearing deposit is included in long-term deposits on sale/leaseback on the accompanying consolidated balance sheets.

The Company was also required to provide an additional deposit of $14 million. This deposit, included in long-term deposits on sale/leaseback, earns interest at a rate of 11.11% annually. Interest earned is credited to the required rent payment due the lessor. The deposit will be refunded to the Company upon the earlier of achievement of certain operating results of the leased hotels or expiration of the lease.

                         ShoLodge, Inc. and Subsidiaries

14. SALE OF HOTELS

During 1998, the Company sold 16 of its company-owned Shoney's Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold is being accounted for under the installment method, $77,000 of which was recognized in 1998, with the remaining $11.9 million deferred, to be recognized as the criteria for full accrual sales accounting are satisfied. The deferred profit of $4.6 million and $7.3 million are netted against current notes receivable and non-current notes receivable, respectively, as of December 27, 1998. Deferred credits totaling $2.4 million related to the 12 hotels on which profit was recognized under the full accrual method were recorded as of December 27, 1998, of which $262,000 will be used for the completion of renovation and replacement expenditures. The remaining $2.2 million deferred credit will be reduced as the buyer reduces its payments to the Company for payments of interest on debt assumed by the buyer.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   1998               1997               1996
                                            ---------------------------------------------------------
Cash paid during the year for interest        $  13,669,330        $11,800,125          $8,484,298
                                            ========================================================
Cash paid during the year for income
  taxes
                                              $   2,572,681        $18,604,588          $4,389,928
                                            ========================================================
Significant non-cash investing and
  financing activities:
     Sales of hotels:
       Notes receivable                       $  67,500,001        $ 4,500,000          $       --
       Property and equipment                   (67,500,001)        (4,500,000)                 --
                                            --------------------------------------------------------
                                              $          --        $        --          $       --
                                            ========================================================


                         ShoLodge, Inc. and Subsidiaries

16. OPERATING SEGMENT INFORMATION

The Company's significant operating segments are hotel operations, franchising and other. The hotel operating segment has exceeded 90% of total revenues for each of the last three fiscal years. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company's operations by segment follows (in thousands of dollars):

                                          1998        1997         1996
                                       -----------------------------------
      Revenues:
         Hotel revenues from
           external customers          $  69,240    $  71,945    $  57,528
         Franchising and other            65,514       44,853       80,077
         Elimination of intersegment
           revenue franchising and
           other                         (62,314)     (41,689)     (74,122)
                                       -----------------------------------
      Total revenues                   $  72,440    $  75,109    $  63,483
                                       ===================================

      Operating profit:
         Hotel                         $   6,989    $  16,780    $  18,188
         Franchising and other            (6,156)      (3,281)      (1,040)
                                       -----------------------------------
      Total operating profit           $     833    $  13,499    $  17,148
                                       ===================================

      Total assets:
         Hotel                         $ 245,893    $ 201,302    $ 239,098
         Franchising and other            49,108       98,575       24,611
                                       -----------------------------------
      Total assets                     $ 295,001    $ 299,877    $ 263,709
                                       ===================================

      Capital expenditures:
         Hotel                         $  71,416    $  47,464    $  83,276
         Franchising and other             1,057        8,443        3,307
                                       -----------------------------------
      Total capital expenditures       $  72,473    $  55,907    $  86,583
                                       ===================================

      Depreciation and amortization:
         Hotel                         $   6,911    $   9,765    $   7,572
         Franchising and other             1,101          611          291
                                       -----------------------------------
      Total depreciation and
         amortization                  $   8,012    $  10,376    $   7,863
                                       ===================================

                         ShoLodge, Inc. and Subsidiaries

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 27, 1998 and December 28, 1997:

(IN (000'S) EXCEPT FOR PER SHARE DATA)

For the year ended
December 27, 1998

                                                                                  Net Income (Loss)            Net Income
                                         Gross                                        Per Share                 Per Share
                           Total       Operating      Net Income (Loss)        ------------------------------------------------
                          Revenues       Profit   As Originally   Adjusted        Basic       Diluted       Basic       Diluted
                                                    Reported                    As Originally Reported          Adjusted
First Quarter(a)         $  23,614     $  9,359     $    391     $     130     $   0.05     $   0.05     $   0.02     $   0.02
Second Quarter(b)           19,907        7,804          290           159         0.04         0.04         0.02         0.02
Third Quarter(c)            15,671        5,036       11,629        10,860         1.41         1.12         1.32         1.05
Fourth Quarter              13,249        2,844       (3,003)                     (0.38)       (0.38)



(a) Decrease in net income relates to increase in interest expense and general and administrative expense which had previously been capitalized as hotel properties under development.
(b) Decrease in net income relates to increase in interest expense and general and administrative expense which had previously been capitalized as hotel properties under development.
(c) Decrease in net income relates to increase in interest expense and general and administrative expense which had previously been capitalized as hotel properties under development, and additional franchise taxes (classified as general and administrative expense) and interest due to the IRS (classified as income tax expense) related to installment sales of 16 hotels.


For the year ended
December 28, 1997

                                        Gross                     Net Income Per Share
                           Total      Operating       Net        -----------------------
                          Revenues      Profit       Income         Basic       Diluted
First Quarter            $  21,913     $  9,769     $    875     $    0.10     $   0.10
Second Quarter              18,694        8,781        2,841          0.34         0.32
Third Quarter               18,413        7,960        1,427          0.17         0.17
Fourth Quarter              16,089        3,310          221          0.03         0.03


Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of December 27, 1998 and for the year then ended, and have issued our report thereon dated April 12, 1999 (included elsewhere in this Registration Statement). Our audit also included the financial statement schedule in Item 14 of this Registration Statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          ERNST & YOUNG LLP



Atlanta, Georgia
April 12, 1999

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of December 29, 1996 and December 28, 1997, and for each of the years then ended and have issued our report thereon dated April 1, 1998, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShoLodge, Inc. listed in Item 14. This consolidated financial statements schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Nashville, Tennessee
April 1, 1998

                         Sholodge, Inc. and Subsidiaries
                                                                  Schedule II
                        Valuation and Qualifying Accounts

     Years ended December 29, 1996, December 28, 1997 and December 27, 1998


                                                  ADDITIONS      ADDITIONS
                                  BALANCE AT       CHARGED        CHARGED                            BALANCE
                                  BEGINNING      TO COSTS AND     TO OTHER                           AT END
                                   OF YEAR         EXPENSES        ASSETS        DEDUCTIONS          OF YEAR
                                ------------------------------------------------------------------------------
Year ended
   December 29, 1996
     Allowance for doubtful
       accounts receivable        $ 14,728         $157,264       $     -         $ (21,992)        $150,000
                                ==============================================================================
Year ended
   December 28, 1997
     Allowance for doubtful
       accounts receivable        $150,000         $202,500       $     -         $      -          $352,500
                                ==============================================================================
Year ended
   December 27, 1998
     Allowance for doubtful
       accounts receivable        $352,500         $427,904       $ 55,945        $(193,569)        $642,780
                                ==============================================================================
