Form 10-Q
period 1999-04-18
SHOLODGE INC
filed 1999-06-02
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

For the First Quarter Ended April 18, 1999       Commission File No. 0-19840

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

As of May 31, 1999, there were 7,273,378 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     APRIL 18,        DECEMBER 27,
                                                                       1999             1998(1)
                                                                    (UNAUDITED)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                       $ 12,412,891      $  2,480,984
   Restricted Cash                                                      773,026           701,484
   Accounts receivable-net                                            3,942,940         3,251,104
   Construction contracts                                               319,065            27,799
   Income taxes receivable                                            4,775,686         4,775,686
   Prepaid expenses                                                   1,053,147           519,534
   Notes Receivable-Net                                                 162,500         3,363,394
   Other current assets                                                 414,294           443,967
                                                                   -------------------------------
                Total current assets                                 23,853,549        15,563,952

NOTES RECEIVABLE, NET                                                53,971,533        58,390,170

PROPERTY AND EQUIPMENT                                              195,333,653       187,360,706
   Less accumulated depreciation and amortization                   (22,686,500)      (20,335,047)
                                                                   -------------------------------
                                                                    172,647,153       167,025,659

LAND UNDER DEVELOPMENT OR HELD FOR SALE                               9,631,999         9,556,720

DEFERRED CHARGES, NET                                                 9,041,469         9,201,837

DEPOSITS ON SALE/LEASEBACK                                           28,000,000        28,000,000

DEFERRED TAX ASSET                                                      127,035           127,035

INTANGIBLE ASSETS                                                     3,236,880         3,290,162

OTHER ASSETS                                                          2,665,895         3,845,824
                                                                   -------------------------------
   TOTAL ASSETS                                                    $303,175,513      $295,001,359
                                                                   ===============================






(1) Derived from fiscal year ended December 27, 1998 audited financial statements. See notes to condensed consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                               APRIL 18,        DECEMBER 27,
                                                                                 1999             1998(1)
                                                                              (UNAUDITED)
               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                      $ 13,726,620      $ 11,438,292
   Taxes other than on income                                                    1,850,697         1,636,220
   Current portion of long-term debt
      and capitalized lease obligations                                         26,999,202        21,597,951
                                                                             --------------------------------
                Total current liabilities                                       42,576,519        34,672,463

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                                          131,552,794       128,945,784

DEFERRED GAIN ON SALE/LEASEBACK                                                 28,977,608        30,158,244

DEFERRED CREDITS                                                                 1,935,262         2,368,523

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                    1,005,706           757,311

                                                                             -------------------------------
   TOTAL LIABILITIES                                                           206,047,889       196,902,325
                                                                             --------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
      shares outstanding)                                                       -                  -
   Common stock (no par value; 20,000,000 shares
      authorized, 7,262,910 shares issued and outstanding
      as of April 18, 1999 and 7,472,310 shares issued
      and outstanding as of December 27, 1998)                                       1,000             1,000
  Additional paid-in capital                                                    42,435,645        42,433,395
  Retained earnings                                                             61,349,472        60,973,496
  Unrealized gain on securities available for sale (net of tax)                     87,331            67,704
  Treasury Stock                                                                (6,745,824)       (5,376,561)
                                                                             --------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                97,127,624        98,099,034
                                                                             --------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $303,175,513      $295,001,359
                                                                             ================================




(1) Derived from fiscal year ended December 27, 1998 audited financial statements. See notes to condensed consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE SIXTEEN WEEKS ENDED APRIL 18, 1998 AND APRIL 19, 1988


                                                                            16 WEEKS ENDED
                                                                     APRIL 18,       APRIL 19,
                                                                      1999             1998
                                                                                   (AS ADJUSTED)
                                                                  ------------------------------
REVENUES:
   Hotel                                                           $18,258,701      $22,615,511
   Franchising and management                                          922,422          998,345
   Construction and development                                        291,265                0

                                                                  ------------------------------
             Total revenues                                         19,472,388       23,613,856

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                         12,044,052       13,507,001
      Franchising and management                                       637,158          748,256
      Construction and development                                     245,938                0

                                                                  ------------------------------
             Total operating expenses                               12,927,148       14,255,257

   General and administrative                                        1,714,529        1,569,778
   Rent expense, net                                                 3,013,532        3,067,780
   Depreciation and amortization                                     2,464,030        2,572,478

                                                                  ------------------------------
             (Loss) Income from operations                            (646,851)       2,148,563

OTHER INCOME AND (EXPENSES):
   Interest expense                                                 (3,674,653)      (3,507,771)
   Interest income                                                   1,880,360        1,346,271
   Gain on sale of property                                          4,609,256           49,866
   Other income                                                        320,366          194,029

                                                                  ------------------------------
INCOME BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                                          2,488,478          230,958

INCOME TAXES                                                          (230,000)         (81,000)

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                      (1,882,502)         (19,221)

                                                                  ------------------------------
NET INCOME                                                         $   375,976      $   130,737
                                                                  ==============================


EARNINGS PER COMMON SHARE
        Basic                                                            $0.05            $0.02
                                                                  ==============================
        Diluted                                                          $0.05            $0.02
                                                                  ==============================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                        7,304,456        8,255,810
        Diluted                                                      7,556,835        8,353,228
                                                                  ------------------------------



See notes to condensed consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
         FOR THE SIXTEEN WEEKS ENDED APRIL 18, 1999 AND APRIL 19, 1998

                                                                                       16 WEEKS ENDED
                                                                               APRIL 18,          APRIL 19,
                                                                                 1999               1998
                                                                                                (AS ADJUSTED)
                                                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME                                                                 $   375,976        $   130,737
   ADJUSTMENTS TO RECONCILE NET INCOME TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
               DEPRECIATION AND AMORTIZATION                                    2,464,030          2,572,478
               ACCRETION OF DISCOUNT  ON SECURITIES
                 HELD TO MATURITY                                                       0           (230,473)
               RECOGNITION OF PREVIOUSLY DEFERRED PROFIT                       (6,224,534)        (1,195,253)
               GAIN ON CASUALTY LOSS                                              (93,071)                 0
               GAIN ON SALE OF PROPERTY AND OTHER ASSETS                                0            (47,906)
               INCREASE IN MINORITY INTEREST IN EQUITY
                    OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS               1,882,502             19,221
   CHANGES IN ASSETS AND LIABILITIES:
               (INCREASE) IN RESTRICTED CASH                                      (71,542)          (197,298)
               (INCREASE) DECREASE IN ACCOUNTS RECEIVABLE                        (983,102)           639,706
               (INCREASE) IN PREPAID EXPENSES                                    (533,613)          (252,568)
               (INCREASE) IN OTHER ASSETS                                        (381,470)           (18,343)
               INCREASE IN ACCOUNTS PAYABLE
                  AND ACCRUED EXPENSES                                          2,288,328          2,819,135
               INCREASE IN INCOME AND OTHER TAXES                                 214,477            256,587
                                                                             --------------------------------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                      (1,062,019)         4,496,023

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                                       12,230,168             49,693
   CAPITAL EXPENDITURES                                                        (7,912,180)       (23,228,340)
   PROCEEDS FROM SALE OF PROPERTY AND OTHER ASSETS                                      0            463,513
                                                                             --------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       4,317,988        (22,715,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE IN DEFERRED CHARGES                                                    34,690            137,413
   PROCEEDS FROM LONG-TERM DEBT                                                12,390,755                  0
   PAYMENTS ON LONG-TERM DEBT                                                  (4,332,144)          (448,624)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                      (50,350)          (206,146)
   DISTRIBUTIONS TO MINORITY INTERESTS                                                  0           (109,580)
   EXERCISE OF STOCK OPTIONS                                                        2,250                  0
   PURCHASE OF TREASURY STOCK                                                  (1,369,263)                 0
                                                                             --------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       6,675,938           (626,937)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            9,931,907        (18,846,048)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                 2,480,984         58,103,004
                                                                             --------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                     $12,412,891        $39,256,956
                                                                             ================================






      See notes to condensed consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.   BASIS OF PRESENTATION
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. The condensed consolidated balance sheet at December 27, 1998 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report or Form 10-K for the fiscal year ended December 27, 1998.

     The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The four quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 18, 1999 and April 19, 1998 are not necessarily indicative of the operating results for the entire year.

B.   COMPREHENSIVE INCOME
     On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the quarters ended April 18, 1999 and April 19, 1998.

                                                                  4/18/99       4/19/98
                                                                  -------       -------
                 Net unrealized gain on securities available
                 for sale for the quarter                           $20           $7

C.   EARNINGS PER SHARE
     Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 18, 1999, and April 19, 1998:


                                                                    16 WEEKS ENDED
                                                                    --------------
                                                                 APRIL 18,     APRIL 19,
                                                                    1999           1998
     BASIC:

       NET INCOME APPLICABLE TO COMMON STOCK                      $ 375,976     $ 130,737
                                                                  =========     =========
       SHARES:
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              7,304,456     8,255,810
                                                                  =========     =========
       BASIC EARNINGS PER SHARE                                   $    0.05     $    0.02
                                                                  =========     =========

     DILUTED:

       NET INCOME APPLICABLE TO COMMON STOCK                      $ 375,976     $ 130,737
                                                                  =========     =========
       SHARES:
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING              7,304,456     8,255,810
          EFFECT OF DILUTIVE SECURITIES (OPTIONS)                   252,379        97,418
                                                                  ---------     ---------
          WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
               SHARES OUTSTANDING                                 7,556,835     8,353,228
                                                                  =========     =========
       DILUTED EARNINGS PER SHARE                                 $    0.05     $    0.02
                                                                  =========     =========

D.   OPERATING SEGMENT INFORMATION
     The Company's significant operating segments are hotel operations, franchising and other. The hotel operating segment has exceeded 90% of total revenues for each of the last three fiscal years. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company's operations by segment follows (in thousands of dollars):

                                                                       16 Weeks Ended
                                                            ------------------------------------
                                                             April 18, 1999       April 19, 1998
                                                                                   (As adjusted)
     Revenues:
       Hotel revenues form external customers                   $ 18,259             $ 22,616
       Franchising and other                                       8,987               19,691
       Elimination of intersegment revenue franchising
           and other                                              (7,774)             (18,693)
                                                                -----------------------------
                    Total revenues                              $ 19,472             $ 23,614
                                                                =============================

     Operating profit (loss):
         Hotel                                                  $  1,042             $  3,526
         Franchising and other                                    (1,689)              (1,377)
                                                                -----------------------------
                    Total operating profit (loss)               $   (647)            $  2,149
                                                                =============================

     Total assets:
       Hotel                                                    $251,307             $172,903
       Franchising and other                                      51,869              128,251
                                                                -----------------------------
                    Total assets                                $303,176             $301,154
                                                                =============================

     Capital expenditures:
       Hotel                                                    $  7,576             $ 21,515
       Franchising and other                                         336                1,713
                                                                -----------------------------
                    Total capital expenditures                  $  7,912             $ 23,228
                                                                =============================

     Depreciation and amortization:
       Hotel                                                    $  2,074             $  2,250
       Franchising and other                                         390                  322
                                                                -----------------------------
                    Total depreciation and amortization         $  2,464             $  2,572
                                                                =============================

E.   ADJUSTED PRIOR YEAR'S EARNINGS
     As reported in the Company's Form 10-K for the fiscal year ended December 27, 1998, the following is a summary of the unaudited financial information for the first fiscal quarter ended April 19, 1998 (in thousands, except per share data):

                                                    As Originally          As
                                                       Reported         Adjusted
                                                    ----------------------------
                    Total Revenue                      $23,614           $23,614
                    Gross Operating Profit               9,359             9,359
                    Net Income(a)                          391               131
                    Net Income Per Share                   .05               .02

     (a) Decrease in net income relates to interest expense and general and administrative expense, most of which had previously been capitalized as hotel properties under development.


F.   CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. However, legal action pending against the Company include the following:

     In 1997, Tri-State Inns, Inc. and Motels of America, Inc. filed a suit against ShoLodge Franchise Systems, Inc., a subsidiary of the Company, seeking to be discharged, relieved and excused of any future performance under the License Agreement relating to 14 Shoney's Inns, or in the alternative, compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiff's motion. The Company also has filed counter claims against the plaintiffs. The case has been set for trial on September 7, 1999. The Company intends to continue to defend the suit vigorously. Neither management or legal counsel can predict the outcome at this time.

     In 1998, two purported class action lawsuits were filed against the Company and certain officers of the Company, by plaintiffs who claim to be shareholders and debt security holders of the Company, respectively, both alleging that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public. The complaints seek an unspecified amount of damages and unspecified injunctive relief. The Company filed motions to dismiss both suits on the basis that the plaintiff's allegations failed to state a cause of action under the applicable state statute. The trial court denied both motions. The court's denial of the Company's motions on these suits are currently before the Court of Appeals. One case was argued before the Court of Appeals on May 7, 1999, but the court has not rendered an opinion. Both cases have been set for trial on September 13, 1999. The Company believes both suits are without merit and will defend itself vigorously. Neither management or legal counsel can predict the outcome at this time.

     In 1998, the former chief financial officer of the Company, filed a lawsuit against the Company and its chief executive officer alleging that his employment by the Company was wrongfully terminated, claiming breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court denied the motion on April 23, 1999. The plaintiff may file an appeal. The Company believes the suit is without merit and will defend itself vigorously. Neither management or legal counsel can predict the outcome at this time.

                         ShoLodge, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 26 Sumner Suites owned and operated as of April 18, 1999 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. As of April 18, 1999, the Shoney's Inn lodging system consists of 73 Shoney's Inns containing approximately 7,100 rooms of which 17 containing approximately 1,900 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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


RESULTS OF OPERATIONS

For the Quarters Ended April 18, 1999 and April 19, 1998

         Total operating revenues for the quarters ended April 18, 1999, were $19.5 million, or 17.5% less than the total operating revenues of $23.6 million reported for the first quarter of 1998.

         Revenues from hotel operations decreased by $4.4 million, or 19.3%, from the $22.6 million reported for the same period last year. For the 32 same hotels opened for all of both quarterly periods, an increase of 2.5% in average daily room rates, from $65.26 in first quarter 1998 to $66.90 in first quarter 1999, offset by a decrease in average occupancy rates on these hotels from 55.5% to 54.1% this year, resulted in an increase in same hotel revenues of 0.4% from $15.4 million in first quarter 1998 to $15.5 million in first quarter 1999. The nine hotels opened since the end of 1997 contributed $2.8 million to hotel operating revenues in first quarter this year, compared to only $14,000 in first quarter last year from the one hotel which opened near the end of the first quarter of 1998. Sixteen hotels were sold in third quarter 1998; these hotels contributed $7.2 million to hotel operating revenues in first quarter 1998 versus none in first quarter this year.

         The Company owns and operates two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR (revenue per available room) for all Company-owned Shoney's Inns decreased from $28.07 in first quarter 1998 (including the 16 hotels sold in third quarter 1998) to $23.13 in first quarter 1999. The 15 Shoney's Inns same-hotels, which are also the only ones currently owned by the Company, reflected a decrease in RevPAR from $24.73 in first quarter 1998 to $23.13 in first quarter 1999, due primarily to decreases at two hotels affected by increased competition from new hotels and the loss of a nearby large corporate customer. The 26 Sumner Suites hotels' RevPAR decreased by 9.7%, from $45.91 in first quarter 1998 to $41.45 in first quarter 1999, due primarily to the lower occupancies at the nine hotels opened since January, 1998, which had not reached stabilization. However, the 17 Sumner Suites same-hotels' RevPAR increased by 2.8%, from $46.24 in first quarter 1998 to $47.54 in first quarter this year. All future Company-owned hotels currently planned will be of the Sumner Suites brand.

         Franchising and management revenues declined by $76,000, or 7.6%, in first quarter 1999 from first quarter 1998. Initial franchise fees decreased by $220,000 from first quarter of last year, most of which was offset by a 20.5% increase in royalty and reservation fees from $737,000 in first quarter 1998 to $888,000 in first quarter 1999, due primarily to the franchise revenues earned on the 16 Shoney's Inns sold to a new franchisee in third quarter 1998. Initial franchise fee revenue can vary materially from quarter to quarter depending on the level of franchise sales activities. Revenues from construction and development activities were $291,000 in first quarter 1999 on one outside construction contract in progress versus none in first quarter 1998 when no outside construction contracts existed.

         Operating expenses from hotel operations for the first quarter of 1999 decreased by $1.5 million, or 10.8%, from $13.5 million in first quarter 1998, due partially to the $4.4 million decrease in hotel operating revenues. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $4.2 million in hotel operating expenses from first quarter 1998 to first quarter 1999. The nine Sumner Suites hotels opened in 1998 and first quarter 1999 caused hotel operating expenses to increase by $2.5 million over first quarter last year. Hotel operating expenses on the 32 same-hotels increased by 1.9%, or $178,000, in first quarter 1999 over first quarter 1998. The operating expenses as a percentage of operating revenues for this activity increased from 59.7% in first quarter 1998 to 66.0% in first quarter 1999; however, operating expenses as a percentage of operating revenues on the 32 same-hotels only increased from 59.8% in first quarter 1998 to 60.7% in first quarter 1999. The nine hotels which opened in 1998 and first quarter 1999 impacted hotel operating expenses significantly due to pre-opening and startup expenses during their first year or two after opening before the hotels reach stabilization. Increases in hotel operating expenses on same-hotels were primarily in the areas of real estate taxes, repairs and maintenance, credit card discounts, and payroll related costs.

         Franchising and management operating expenses decreased by $111,000, or 14.8%, from first quarter 1998. The decreases were primarily in the central reservation center operating costs in the areas of payroll and related benefits, telephone expense, postage and freight, and equipment maintenance costs. Construction and development expenses in first quarter 1999 were $246,000 on the one outside construction contract in progress versus none in first quarter 1998 when no outside construction contracts existed. General and administrative expenses increased by $145,000, or 9.2%, from first quarter 1998. This increase was due primarily to increased state franchise taxes, professional fees, and travel expenses.

         Rent expense decreased by $54,000 in first quarter this year from last year's first quarter, due primarily to a reduction in rent by $65,000 associated with the 16 Shoney's Inns sold in third quarter 1998.

         Depreciation and amortization expense decreased by $108,000, or 4.2%, from first quarter 1998. The sale of the 16 Shoney's Inns in 1998 reduced depreciation expense in first quarter 1999 by $1.1 million from first quarter 1998. However, depreciation and amortization increased in first quarter 1999 over first quarter 1998 by $1.0 million due to the nine new hotels opened in 1998 and 1999 and various other depreciable assets acquired since first quarter 1998.

         Interest expense increased by $167,000, while interest income increased by $534,000 from first quarter 1998, for a net decrease of $367,000 in net interest expense. The increase in interest expense resulted from additional borrowings incurred in 1998 and first quarter 1999 for capital expenditures for new hotels, partially offset by interest expense reductions from the extinguishment of debt in third quarter 1998 associated with the hotels sold. The increase in interest income was due primarily to interest earned on mortgage notes receivable in the principal amount of $67.5 million from the sale of hotels in 1998, which exceeded interest earned in first quarter 1998 from cash temporarily invested from the proceeds of the sale-leaseback transaction which occurred in the fourth quarter of 1997.

         The gain recognized on sale of property in first quarter 1999 totaled $4.6 million and relates to three of the 16 hotels sold in third quarter 1998, the recognition of which was originally deferred and recognized on the installment method. Only $50,000 in gains on sale of property was reported for first quarter 1998, which related to land held for sale. Other income increased by $126,000 from first quarter 1998 to first quarter 1999. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships increased from $19,000 in first quarter 1998 to $1.9 million in first quarter 1999, due primarily to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999, described above.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $1.1 million in first quarter 1999, compared with $4.5 million provided by operating activities in the first quarter 1998. Accounts receivable increased by $1.0 million in first quarter 1999, compared with a decrease of $640,000, in first quarter 1998, due primarily to the opening of three new hotels in first quarter 1999 and to substantially increased construction contracts receivable in the first quarter of 1999. The increase in accounts payable in first quarter 1999 of $2.3 million, compared with a $2.8 million increase in first quarter 1998.

         The Company's cash flows provided by investing activities were $4.3 million in first quarter 1999, compared with cash flows used in investing activities of $22.7 million for the comparable period in 1998. The Company collected $12.2 million from notes receivable in first quarter 1999, which related to two hotel properties sold in 1997 and 1998. Only $50,000 was received in first quarter 1998 from the collection of notes receivable. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $7.9 million in first quarter 1999 and $23.2 million in first quarter 1998. One parcel of land held for sale was sold in first quarter 1998, providing $464,000 in funds.

         Net cash provided by financing activities was $6.7 million in first quarter 1999 compared with net cash used in financing activities of $627,000 in first quarter 1998. Borrowings, net of repayments, on the bank revolving credit facility were $4.9 million in first quarter 1999 versus none in first quarter 1998. Payments on long-term debt, other than on the bank revolving credit facility, were $432,000 in first quarter 1999 compared with $449,000 in first quarter 1998. Additionally, $3.6 million was borrowed in first quarter 1999 to finance the purchase of hotel furniture, fixtures, and equipment, versus none in first quarter 1998. In the first quarter of 1999, the Company repurchased 210,000 shares of its common stock for $1.4 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In 1998, 784,000 shares were repurchased for $5.4 million.

         The Company maintains a $22.5 million revolving credit facility with a group of five banks, secured by a pledge of certain promissory notes payable to the Company, received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. Effective October 21, 1998, the Company and its lenders amended the terms of its revolving credit agreement. The amended credit facility terminates June 30, 1999. Other terms and conditions of the amended credit agreement, including interest rates and covenant requirements, are similar to the previous credit agreement. On April 9, 1999, the Company and its lenders further amended the agreement to eliminate any future LIBOR borrowings, to amend the base interest rate to prime plus 1.25% and to require a monthly maintenance fee. As of April 18, 1999, the Company had $25.2 million borrowed under this credit facility. The Company intends to repay such borrowing with monies obtained from various sources including hotel equipment financing, the sale-leaseback of all or some hotels, land sales, and other debt sources which the Company is currently negotiating.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of April 18, 1999, the Company had no borrowings outstanding under this credit facility.

         The Company opened six new Sumner Suites hotels in 1998 (including one in first quarter 1998) and three in first quarter 1999. As of the end of the first fiscal quarter of 1999, one Sumner Suites hotel was under construction which is expected to open in the third quarter of 1999. The Company estimates that approximately $6.0 million in capital funds will be necessary to complete the construction of the hotel under construction. Additionally, the Company has acquired four sites for future development and estimates that approximately $29.0 million in capital funds will be required to complete their development, some or all of which may be complete by the end of 1999. In 1998 the Company decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

         On September 23, 1998, the Company's Board of Directors authorized the use of up to $12.5 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. By the end of the first fiscal quarter of 1999, 994,000 shares had been repurchased at a cost of $6.7 million.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, the sale-leaseback of some or all of the Company's Sumner Suites hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of net proceeds from possible future sale-leaseback transactions, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months, including the repayment of amounts maturing June 30, 1999, under the Company's revolving line of credit.

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

         Based on recent assessments, the Company determined that if will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         The Company is currently in the process of making the required modifications to its existing software systems and scheduling the required replacements of software and hardware. The Company will utilize both internal and external resources to program, replace, implement and test these changes. The Company has not determined the total cost of the Year 2000 project; however, these costs are not expected to exceed $100,000 nor have a material effect on its financial statements. The Company has spent less than $50,000 on external costs on the Year 2000 project through the end of the first fiscal quarter of 1999; however, the Company's internal staff has spent substantial time on the issue. These costs have been expensed as incurred. The Company plans to complete the Year 2000 project not later than September, 1999 and is currently on schedule to meet this target.

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

         The Company currently has no contingency plans in place in the event it does not complete the Year 2000 project. The Company plans to evaluate the status of completion in July 1999 and determine whether a contingency plan may be necessary.

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


MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first fiscal quarter ended April 18, 1999.

                           PART II - OTHER INFORMATION


Item 1.   Paul Senior v. ShoLodge,  Inc., Leon Moore and Bob Marlowe, Case
          No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 (the "Senior Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a class action lawsuit by plaintiffs who claim to be shareholders of the Company. The case originally named Michael A. Corbett, former chief financial officer of the Company, as a defendant, but the plaintiffs subsequently deleted Mr. Corbett as a named defendant. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public during the first three quarters of 1997. The Company moved to dismiss the complaint on the basis that the plaintiff's allegations failed to state a cause of action under the Tennessee Securities Act of 1980. The court denied the motion but granted the Company's request that the Tennessee Court of Appeals review the court's decision on an interlocutory basis. The court's denial of the Company's motion is now before the Court of Appeals. On January 29, 1999, the Company filed its appellate brief. The case was argued before the Court of Appeals on May 7, 1999, but the court has not rendered an opinion as of the date of this filing. The case is scheduled for trial on September 13, 1999.

          Michael A. Corbett v. ShoLodge, Inc. and Leon Moore, Case No. 98C-184, Chancery Court for Sumner County, Tennessee at Gallatin, filed June 12, 1998. This case was filed by Michael A. Corbett, the former chief financial officer of the Company, and alleges that his employment by the Company was wrongfully terminated. The plaintiff alleges breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court denied the motion on April 23, 1999. The plaintiff may file an appeal.

          No material developments occurred during the first fiscal quarter ended April 18, 1999, with respect to any other pending litigation.

Item 4.   Submission of Matters to a vote of Security Holders

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          6 (a)  Exhibits -

                   10.1 Letter Agreement dated April 9, 1999, between First Union National Bank (f/k/a First Union National
                           Bank of Tennessee) as Administrative Agent, ShoLodge, Inc., et. al.

                   27      Financial Data Schedule for quarter ended April 18,
                           1999

                   27.1 Financial Data Schedule (Restated) for quarter ended April 19, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ShoLodge, Inc.



Date:  June 1, 1999             /s/ Leon Moore
                                ----------------------------------------------
                                Leon Moore
                                President, Chief Executive Officer, Principal
                                Executive Officer, Director



Date:  June 1, 1999             /s/ Bob Marlowe
                                -----------------------------------------------
                                Bob Marlowe
                                Secretary, Treasurer, Chief Accounting Officer,
                                Principal Accounting Officer,  Chief Financial
                                Officer, Director