Form 10-Q
period 1999-07-11
SHOLODGE INC
filed 1999-08-25
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

     For the Second Quarter Ended July 11, 1999 Commission File No. 0-19840

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

   Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       As of August 23, 1999, there were 5,796,378 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                      JULY 11,         DECEMBER 27,
                                                                        1999             1998(1)
                                                                     (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $  29,004,558      $  2,480,984
   Restricted cash                                                      1,174,075           701,484
   Accounts receivable, net                                             3,893,906         3,251,104
   Construction contracts                                                 731,351            27,799
   Income taxes receivable                                              4,775,686         4,775,686
   Prepaid expenses                                                     1,128,080           519,534
   Notes receivable, net                                                  162,500         3,363,394
   Other current assets                                                   429,041           443,967
                                                                    -------------      ------------
                Total current assets                                   41,299,197        15,563,952

NOTES RECEIVABLE, NET                                                  61,243,524        58,390,170

PROPERTY AND EQUIPMENT                                                142,284,710       187,360,706
   Less accumulated depreciation and amortization                     (22,795,266)      (20,335,047)
                                                                    -------------      ------------
                                                                      119,489,444       167,025,659

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                11,351,926         9,556,720

DEFERRED CHARGES,NET                                                    8,651,256         9,201,837

DEPOSITS ON SALE/LEASEBACK TRANSACTIONS                                35,280,000        28,000,000

DEFERRED TAX ASSET                                                        127,035           127,035

INTANGIBLE ASSETS                                                       3,200,966         3,290,162

OTHER ASSETS                                                            2,114,727         3,845,824
                                                                    -------------      ------------
   TOTAL ASSETS                                                     $ 282,758,075      $295,001,359
                                                                    =============      ============


(1) Derived from fiscal year ended December 27, 1998 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                      JULY 11,         DECEMBER 27,
                                                                        1999             1998(1)
                                                                     (UNAUDITED)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $  11,508,300      $ 11,438,292
   Taxes other than on income                                           2,073,180         1,636,220
   Income taxes payable                                                   679,792                 0
   Current portion of long-term debt
      and capitalized lease obligations                                 1,552,581        21,597,951
                                                                    -------------      ------------
                Total current liabilities                              15,813,853        34,672,463

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE

    OBLIGATIONS, LESS CURRENT PORTION                                 130,117,557       128,945,784

DEFERRED GAIN ON SALE/LEASEBACK TRANSACTIONS                           38,351,664        30,158,244

DEFERRED CREDITS                                                        1,690,432         2,368,523

MINORITY INTERESTS IN EQUITY OF

   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             994,827           757,311

                                                                    -------------      ------------
   TOTAL LIABILITIES                                                  186,968,333       196,902,325
                                                                    -------------      ------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                    --                --
   Common stock (no par value; 20,000,000 shares
      authorized, 6,371,378 shares issued and outstanding
      as of July 11, 1999 and 7,472,310 shares issued
      and outstanding as of December 27, 1998)                              1,000             1,000
  Additional paid-in capital                                           42,474,900        42,433,395
  Retained earnings                                                    64,693,784        60,973,496
  Unrealized gain on securities available for sale (net of tax)            92,938            67,704
  Less treasury stock, at cost, 1,896,000 shares in 1999 and
      784,000 shares in 1998                                          (11,472,880)       (5,376,561)
                                                                    -------------      ------------
      TOTAL SHAREHOLDERS' EQUITY                                       95,789,742        98,099,034
                                                                    -------------      ------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 282,758,075      $295,001,359
                                                                    =============      ============



(1) Derived from fiscal year ended December 27, 1998 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE TWENTY-EIGHT WEEKS ENDED JULY 11,1999 AND JULY 12, 1998

                                                       12 WEEKS  ENDED                28 WEEKS ENDED
                                                   JULY 11,       JULY 12,        JULY 11,         JULY 12,
                                                     1999           1998            1999             1998
                                                                (As adjusted)                    (As adjusted)
                                                 ------------    ------------    ------------    ------------
REVENUES:
   Hotel                                         $ 16,402,332    $ 19,344,570    $ 34,661,033    $ 41,960,081
   Franchising and management                         744,841         562,117       1,667,263       1,560,462
   Construction and development                       412,286               0         703,551               0
                                                 ------------    ------------    ------------    ------------
           Total revenues                          17,559,459      19,906,687      37,031,847      43,520,543

COSTS AND EXPENSES:
   Operating expenses:

      Hotel                                        10,704,002      11,574,319      22,748,054      25,081,320
      Franchising and management                      527,021         528,448       1,164,179       1,276,704
      Construction and development                    398,910               0         644,848               0
                                                 ------------    ------------    ------------    ------------
           Total operating expenses                11,629,933      12,102,767      24,557,081      26,358,024

   General and administrative                       1,748,620       1,716,625       3,463,149       3,286,403
   Rent expense, net                                2,556,106       2,281,620       5,569,638       5,349,400
   Depreciation and amortization                    1,640,265       2,089,053       4,104,295       4,661,531
                                                 ------------    ------------    ------------    ------------
           (Loss) Income from operations              (15,465)      1,716,622        (662,316)      3,865,185

OTHER INCOME AND (EXPENSES):
   Interest expense                                (3,325,135)     (2,550,630)     (6,999,788)     (6,058,401)
   Interest income                                  1,217,580         786,843       3,097,940       2,133,114
   Gain on sale of property                         7,370,825          56,171      11,980,081         106,037
   Other income                                       134,629         304,009         454,995         498,038
                                                 ------------    ------------    ------------    ------------
EARNINGS BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                         5,382,434         313,015       7,870,912         543,973

INCOME TAXES                                       (2,049,000)        (99,000)     (2,279,000)       (180,000)

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                         10,878         (54,487)     (1,871,624)        (73,708)
                                                 ------------    ------------    ------------    ------------
NET EARNINGS                                     $  3,344,312    $    159,528    $  3,720,288    $    290,265
                                                 ============    ============    ============    ============
EARNINGS PER COMMON SHARE
        Basic:
          Net earnings                           $       0.47    $       0.02    $       0.51    $       0.04
                                                 ============    ============    ============    ============
        Diluted:

          Net earnings                           $       0.41    $       0.02    $       0.50    $       0.03
                                                 ============    ============    ============    ============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

        Basic                                       7,178,978       8,255,810       7,250,680       8,255,810
        Diluted                                     9,685,234       8,268,921       7,477,153       8,323,251
                                                 ------------    ------------    ------------    ------------



See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY-EIGHT WEEKS ENDED JULY 11, 1999 AND JULY 12, 1998
                                   (UNAUDITED)

                                                                          28 WEEKS ENDED
                                                                      JULY 11,        JULY 12,
                                                                        1999            1998
                                                                                   (AS ADJUSTED)
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                     $  3,720,288    $    290,265
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
               DEPRECIATION AND AMORTIZATION                           4,104,295       4,661,531
               ACCRETION OF DISCOUNT  ON SECURITIES
                 HELD TO MATURITY                                              0        (403,329)
               RECOGNITION OF PREVIOUSLY DEFERRED PROFIT             (14,571,823)     (1,972,554)
               GAIN ON CASUALTY LOSS                                     (93,071)              0
               GAIN ON SALE OF PROPERTY AND OTHER ASSETS                 (62,809)       (108,357)
               INCREASE  IN MINORITY INTEREST IN EQUITY
                    OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS      1,871,624          73,708
   CHANGES IN ASSETS AND LIABILITIES:
               (INCREASE) IN RESTRICTED CASH                            (472,591)       (397,108)
               (INCREASE) DECREASE  IN ACCOUNTS RECEIVABLE            (1,346,354)      1,195,371
               (INCREASE)  IN PREPAID EXPENSES                          (608,546)       (156,449)
               DECREASE (INCREASE) IN OTHER ASSETS                       433,571         (13,666)
               INCREASE IN ACCOUNTS PAYABLE
                  AND ACCRUED EXPENSES                                    70,008       2,342,260
               INCREASE IN INCOME AND OTHER TAXES                      1,116,753         (13,316)
                                                                    ------------    ------------
      NET CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES            (5,838,655)      5,498,356

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                              12,267,668          98,474
   CAPITAL EXPENDITURES                                              (13,256,028)    (43,534,709)
   PROCEEDS FROM SALE OF PROPERTY AND OTHER ASSETS                    65,198,026       1,059,205
   DEPOSITS ON SALE/LEASEBACK OF HOTELS                               (7,280,000)              0
                                                                    ------------    ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             56,929,666     (42,377,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE IN DEFERRED CHARGES                                          360,974         256,964
   PROCEEDS FROM LONG-TERM DEBT                                       13,399,754               0
   PAYMENTS ON LONG-TERM DEBT                                        (32,169,672)     (1,032,884)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                            (103,679)       (353,620)
   DISTRIBUTIONS TO MINORITY INTERESTS                                         0        (109,580)
   EXERCISE OF STOCK OPTIONS                                              41,505               0
   PURCHASE OF TREASURY STOCK                                         (6,096,319)              0
                                                                    ------------    ------------
      NET CASH PROVIDED BY (USED IN)  FINANCING ACTIVITIES           (24,567,437)     (1,239,120)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  26,523,574     (38,117,794)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                        2,480,984      58,103,004
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                           $ 29,004,558    $ 19,985,210
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

         In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. The condensed consolidated balance sheet at December 27, 1998 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1998.

         The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The four quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended July 11, 1999 and July 12, 1998 are not necessarily indicative of the operating results for the entire year.

B.       COMPREHENSIVE INCOME

         On December 29, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the two quarters ended July 11, 1999 and July 12, 1998.

                                                                   7/11/99    7/12/98
                                                                   -------    -------
                  Net unrealized gain on securities available
                  for sale for the two quarters                       $25        $4

C.       EARNINGS PER SHARE

         Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 11, 1999, and July 12, 1998:

                                             12 WEEKS ENDED             28 WEEKS ENDED
                                          July 11,     July 12,     July 11,     July 12,
                                            1999         1998         1999         1998
                                         ----------   ----------   ----------   ----------
         BASIC:

         NET INCOME APPLICABLE TO
           COMMON STOCK                  $3,344,312   $  159,528   $3,720,288   $  290,265
                                         ==========   ==========   ==========   ==========
         SHARES:
           WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING          7,178,978    8,255,810    7,250,680    8,255,810
                                         ==========   ==========   ==========   ==========
         BASIC EARNINGS PER SHARE        $     0.47   $     0.02   $     0.51   $     0.04
                                         ==========   ==========   ==========   ==========
         DILUTED:
         NET INCOME APPLICABLE TO
           COMMON STOCK (BASIC)          $3,344,312   $  159,528   $3,720,288   $  290,265
         DILUTIVE EFFECT OF 7.5%
           CONVERTIBLE DEBENTURES           579,462           --           --           --
                                         ----------   ----------   ----------   ----------
         NUMERATOR FOR DILUTED
           EARNINGS PER SHARE            $3,923,774   $  159,528   $3,720,288   $  290,265
                                         ==========   ==========   ==========   ==========
         SHARES:
           WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING          7,178,978    8,255,810    7,250,680    8,255,810
           EFFECT OF DILUTIVE
              SECURITIES (OPTIONS)          189,654       13,111      226,473       67,441
           EFFECT OF DILUTIVE
              SECURITIES (7.5%
              CONVERTIBLE  DEBENTURES)    2,316,602           --           --           --
                                         ----------   ----------   ----------   ----------
           WEIGHTED AVERAGE COMMON
             AND COMMON EQUIVALENT
             SHARES OUTSTANDING           9,685,234    8,268,921    7,477,153    8,323,251
                                         ==========   ==========   ==========   ==========
           DILUTED EARNINGS PER SHARE    $     0.41   $     0.02   $     0.50   $     0.03
                                         ==========   ==========   ==========   ==========

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

                                                           12 Weeks Ended           28 Weeks Ended
                                                         -------------------      --------------------
                                                         July 11,    July 12,     July 11,    July 12,
                                                           1999        1998         1999        1998
                                                                  (As adjusted)             (As adjusted)
         Revenues:
            Hotel revenues from external customers       $ 16,402    $ 19,344    $  34,661    $  41,960
            Franchising and other                           6,084      18,412       15,071       38,103
            Elimination of intersegment revenue
               franchising and other                       (4,927)    (17,849)     (12,700)     (36,542)
                                                         --------    --------    ---------    ---------
                       Total revenues                    $ 17,559    $ 19,907    $  37,032    $  43,521
                                                         ========    ========    =========    =========
         Operating profit (loss):
               Hotel                                     $  1,730    $  3,576    $   2,772    $   7,102
               Franchising and other                       (1,745)     (1,859)      (3,434)      (3,237)
                                                         --------    --------    ---------    ---------
                   Total operating profit (loss)         $    (15)   $  1,717    $    (662)   $   3,865
                                                         ========    ========    =========    =========

         Capital expenditures:

               Hotel                                     $  4,662    $ 18,786    $  12,238    $  40,301
               Franchising and other                          682       1,521        1,018        3,234
                                                         --------    --------    ---------    ---------
                   Total capital expenditures            $  5,344    $ 20,307    $  13,256    $  43,535
                                                         ========    ========    =========    =========

         Depreciation and amortization:

               Hotel                                     $  1,379    $  1,812    $   3,453    $   4,062
               Franchising and other                          261         277          651          600
                                                         --------    --------    ---------    ---------
                   Total depreciation and amortization   $  1,640    $  2,089    $   4,104    $   4,662
                                                         ========    ========    =========    =========

                                                                                  As of         As of
                                                                                 July 11,    December 27,
                                                                                   1999         1998
         Total assets:
               Hotel                                                             $ 220,508    $ 245,893
               Franchising and other                                                62,250       49,108
                                                                                 ---------    ---------
                   Total assets                                                  $ 282,758    $ 295,001
                                                                                 =========    =========

E.       ADJUSTED PRIOR YEAR'S EARNINGS

         As reported in the Company's Form 10-K for the fiscal year ended December 27, 1998, the following is a summary of the unaudited financial information for the second fiscal quarter and year-to-date period ended July 12, 1998 (in thousands, except per share data):

                                         Second Quarter              Year-to-date
                                   ------------------------   -------------------------
                                   As Originally      As      As Originally       As
                                     Reported      Adjusted      Reported      Adjusted
                                     --------      --------      --------      --------
         Total Revenue                $19,907       $19,907       $43,521       $43,521
         Gross Operating Profit         7,804         7,804        17,163        17,163
         Net Income (a)                   290           159           681           290
         Net Income Per Share             .04           .02           .08           .03

         (a) Decrease in net income relates to interest expense and general and administrative expense, most of which had previously been capitalized as hotel properties under development.

F.       CONTINGENCIES

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of legal action pending against the Company and action recently concluded.

         In 1997, Tri-State Inns, Inc. and Motels of America, Inc. filed a suit against ShoLodge Franchise Systems, Inc., a subsidiary of the Company, seeking to be discharged, relieved and excused of any future performance under the License Agreement relating to 14 Shoney's Inns, or in the alternative, compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiff's motion. The Company also had filed counter claims against the plaintiffs. The case was dismissed on July 16, 1999, in accordance with a settlement agreement entered into by the parties, pursuant to which the parties exchanged mutual releases and Tri-State and its affiliates agreed to pay the Company a total of $1,175,000 in cash ($575,000 at the settlement date and $200,000 each year for the next three years). The case is now concluded.

         In 1998, two purported class action lawsuits were filed against the Company and certain officers of the Company, by plaintiffs who claim to be shareholders and debt security holders of the Company, respectively, both alleging that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public. The complaints seek an unspecified amount of damages and unspecified injunctive relief. The Company filed motions to dismiss both suits on the basis that the plaintiff's allegations failed to state a cause of action under the applicable state statute. The trial court denied both motions. The court's denial of the Company's motions on these suits are currently before the Court of Appeals. One case was argued before the Court of Appeals on May 7, 1999, but the court has not rendered an opinion. Both cases have been set for trial on April 24, 2000. The Company believes both suits are without merit and will defend itself vigorously. Neither management nor legal counsel can predict the outcome at this time.

         In 1998, a former chief financial officer of the Company, filed a lawsuit against the Company and its chief executive officer alleging that his employment by the Company was wrongfully terminated, claiming breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court denied the motion on April 23, 1999. The plaintiff has filed an appeal. The Company believes the suit is without merit and will defend itself vigorously. Neither management nor legal counsel can predict the outcome at this time.

                  ShoLodge, Inc. and Subsidiaries Management's
                      Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 26 Sumner Suites hotels (3,163 suites) operated as of July 11, 1999 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. As of July 11, 1999, the Shoney's Inn lodging system consists of 73 Shoney's Inns containing approximately 7,000 rooms of which 17 containing approximately 1,900 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

         Shoney's Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney's Inn includes 60 to 120 rooms and, in most cases, meeting rooms. Although Shoney's Inns do not offer full food service, most offer continental breakfast and most of the Shoney's Inns are located adjacent to or in close proximity to Shoney's restaurants. Management believes that its strategy of locating most of its Shoney's Inns in close proximity to free-standing Shoney's restaurants has given it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 11, 1999 and July 12, 1998

         Total operating revenues for the second fiscal quarter ended July 11, 1999, were $17.6 million, or 11.8% less than the total operating revenues of $19.9 million reported for the second quarter of 1998. For the fiscal year-to-date period ended July 11, 1999, total operating revenues were $37.0 million, or 33.3% less than the total operating revenues of $43.5 million for the comparable period in 1998.

         Revenues from hotel operations in the second fiscal quarter of 1999 decreased by $2.9 million, or 15.2% from the $19.3 million for the same period in 1998. For the 33 same hotels opened for all of both quarterly periods, an increase of 2.5% in average daily room rates, from $65.12 in second quarter 1998 to $66.73 in second quarter 1999, partially offset by a decrease in average occupancy rates on these hotels from 59.3% to 58.4% this year, resulted in an increase in same hotel revenues of 1.7% from $12.8 million in second quarter 1998 to $13.0 million in second quarter 1999. The eight hotels opened since the end of first quarter 1998 contributed $3.4 million to hotel operating revenues in second quarter this year versus none in second quarter last year. Sixteen hotels were sold in third quarter 1998; these hotels contributed $6.6 million to hotel operating revenues in second quarter 1998 versus none in second quarter this year.

         Revenues from hotel operations in the first two quarters of 1999 decreased by $7.3 million, or 40.0%, from the $42.0 million for the same period in 1998. For the 32 same hotels opened for all of both year-to-date periods, an increase of 2.4% in average daily room rates, from $65.07 in the first two quarters of 1998 to $66.60 in the first two quarters of 1999, partially offset by a decrease in average occupancy rates on these hotels from 57.6% to 56.0% this year, resulted in an increase in same hotel revenues of 0.2% from $27.9 million in the first two quarters of 1998 to $28.0 million in the first two quarters of 1999. The nine hotels opened since the end of 1997 contributed $6.7 million to hotel operating revenues in the first two quarters of this year versus $297,000 in the first two quarters of last year. The sixteen hotels sold in third quarter 1998 contributed $13.7 million to hotel operating revenues in the first two quarters of 1998 versus none this year.

         The Company owns and operates two hotel brands - Sumner Suites hotels and Shoney's Inns. The 26 Sumner Suites hotels' RevPAR (revenue per available room) increased by 0.3%, from $45.13 in the second quarter of 1998 to $45.27 in the second quarter of 1999. However, the 18 Sumner Suites same hotels' RevPAR increased by 7.8%, from $45.13 in second quarter 1998 to $48.64 in second quarter this year. All future Company-owned hotels currently planned will be of the Sumner Suites brand. RevPAR for all Company-owned Shoney's Inns decreased from $34.43 in second quarter 1998 (including the 16 hotels sold in third quarter 1998) to $27.09 in second quarter 1999. The 15 Shoney's Inns same-hotels, which are also the only ones currently owned by the Company, reflected a decrease in RevPAR from $30.61 in second quarter 1998 to $27.09 in second quarter 1999, due primarily to increased competition from new hotels.

         All Sumner Suites hotels' RevPAR decreased from $45.56 in 1998 to $43.18 in 1999, due to the nine hotels opened since January of 1998 which had not reached stabilization. However, the 17 Sumner Suites same-hotels' RevPAR increased by 3.9%, from $46.36 in the first two quarters of 1998 to $48.16 in the first two quarters of 1999. For the first two quarters of this year, RevPAR for all Company-owned Shoney's Inns decreased from $30.80 for the first two quarters of 1998 to $24.83 for the same period this year. The 15 same-hotel Shoney's Inns reflected a decrease for this same period from $27.25 in 1998 to $24.83 in 1999, due primarily to increased competition from new hotels.

         Franchising and management revenues increased by $183,000, or 32.5%, in the second quarter 1999 from second quarter 1998. Initial franchise fees decreased by $12,000 from second quarter last year, but royalty and reservation fees increased by $198,000, from $427,000 in second quarter 1998 to $625,000 in second quarter 1999. For the first two quarters of 1999, franchising and management revenues increased by $107,000, or 11.6%, from the same period last year. Initial franchise fees decreased by $232,000 from the first two quarters of last year, but royalty and reservation revenues increased by $349,000, from $1.2 million in the first two quarters of 1998 to $1.5 million in the first two quarters of 1999. These increases in 1999 over 1998 are due primarily to the franchise revenues earned on the 16 Shoney's Inns sold to a new franchisee in third quarter 1998. Initial franchise fee revenue can vary materially from quarter to quarter depending on the level of the Company's new franchise sales activities.

         Revenues from construction and development activities were $412,000 in second quarter 1999 and $704,000 in the first two quarters of 1999, versus none year-to-date in the comparable periods of 1998. The 1999 revenues earned to date are on three hotel construction contracts being performed for third parties.

         Operating expenses from hotel operations for the second quarter of 1999 decreased by $870,000, or 7.5%, from $11.6 million in second quarter 1998, due partially to the $2.9 million decrease in hotel operating revenues. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $3.2 million in hotel operating expenses from second quarter 1998 to second quarter 1999. The nine Sumner Suites hotels opened in 1998 and first quarter 1999 caused hotel operating expenses to increase by $2.2 million over second quarter last year. Hotel operating expenses on the 32 hotels opened prior to 1998 increased by $56,000, or 0.7%, in second quarter 1999 over second quarter 1998. The operating expenses as a percentage of operating revenues for this activity increased from 59.8% in second quarter 1998 to 65.3% in second quarter 1999; however, operating expenses as a percentage of operating revenues on the 32 hotels opened prior to 1998 only increased from 63.1% in second quarter 1998 to 63.6% in second quarter 1999. The nine hotels which opened in 1998 and first quarter 1999 impacted hotel operating expenses significantly due to the related pre-opening and startup expenses incurred during their first year or two after opening, before the hotels reach stabilization.

         Operating expenses from hotel operations for the first two quarters of 1999 decreased by $2.3 million, or 19.4%, from $25.1 million in the first two quarters of 1998, due partially to the $7.3 million decrease in hotel operating revenues. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $7.4 million in hotel operating expenses from the first two quarters of 1998 to the first two quarters of 1999. The nine Sumner Suites hotels opened in 1998 and first quarter of 1999 caused hotel operating expenses to increase by $4.8 million over the first two quarters of last year. Hotel operating expenses on the 32 same-hotels increased by $337,000, or 2.0%, in the first two quarters 1999 over the first two quarters of 1998. The operating expenses as a percentage of operating revenues for this activity increased from 59.8% in the first two quarters of 1998 to 65.6% in the first two quarters of 1999; however, operating expenses as a percentage of operating revenues on the 32 same-hotels only increased from 60.9% in the first two quarters of 1998 to 62.0% in the first two quarters of 1999. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, credit card discounts, contract labor, and guest services and supplies.

         Franchising and management operating expenses decreased by $1,000, or 0.3%, from second quarter 1998 to second quarter 1999, and by $113,000, or 17.7%, from the first two quarters of 1998 to the first two quarters of 1999. The decreases were primarily in the central reservation center operating costs. Construction and development expenses in second quarter 1999 were $399,000, and for the first two quarters of 1999 were $645,000, versus none in the first two quarters of 1998. The 1999 expenses were incurred in earning the revenues from the three third party construction contracts, two of which are still in progress.

         General and administrative expenses increased by $32,000, or 1.9%, in the second quarter of 1999 from the second quarter of 1998. These expenses include $489,000 and $167,000, in second quarter 1999 and second quarter 1998, respectively, of capitalized costs related to certain future development sites, which are no longer considered probable of development. Excluding the effect of these write-offs of sites no longer deemed probable, general and administrative expense for the second quarter of 1999 declined by $289,000, or 18.7%, from second quarter 1998. For the first two quarters of 1999 general and administrative expenses increased by $177,000, or 10.3%, from the comparable period last year. Excluding year-to-date charge-offs of sites no longer deemed probable in the amounts of $616,000 in 1999 and $167,000 in 1998, general and administrative expenses for this period declined by $272,000, or 8.7%, from the same period last year.

         Rent expense increased by $274,000, or 12.0%, in second quarter 1999 from second quarter 1998. For the first two quarters of 1999, rent expense increased by $220,000, or 7.3%, from the same period last year. The increases were due primarily to the increase in base rent due to additional hotels sold and leased back in 1999 as compared to 1998. The 1997 lease agreement was amended in June 1999 to add six Sumner Suites hotels to the lease effective June 29, 1999. The base rent on these six hotels for the 13 days to the end of the second quarter was $260,000.

         Depreciation and amortization expense decreased by $449,000, or 21.5%, from second quarter 1998 to second quarter 1999. The sale of the 16 Shoney's Inns in third quarter 1998 reduced depreciation expense in second quarter 1999 by $857,000 from second quarter 1998. However, depreciation and amortization expense increased in second quarter 1999 over second quarter 1998 by $408,000, due to the nine additional hotels opened in 1998 and first quarter 1999, net of the effect of the cessation of depreciation in June 1999 on the six hotels sold and leased back. Depreciation and amortization expense decreased by $557,000, or 22.6%, from the first two quarters of 1998 to the first two quarters of 1999. The sale of the 16 Shoney's Inns in third quarter 1998 reduced depreciation expense in the first two quarters of 1999 by $1.9 million from the first two quarters of 1998. However, depreciation and amortization expense increased in the first two quarters of 1999 over the first two quarters of 1998 by $1.4 million due to the nine additional hotels opened in 1998 and first quarter 1999, net of the effect of the cessation of depreciation in June 1999 on the six hotels sold and leased back.

         Interest expense increased by $775,000, while interest income increased by $431,000 from second quarter 1998, for a net increase of $344,000 in net interest expense. The increase in interest expense for the first two quarters of 1999 was $941,000 over the first two quarters of 1998, while interest income during that period increased by $965,000, for a decrease in net interest expense of $24,000. The increase in interest expense resulted from additional borrowings incurred in 1998 and first two quarters of 1999 for capital expenditures for new hotels, partially offset by interest expense reductions from the extinguishment of debt in third quarter 1998 associated with the hotels sold. The 1999 increase in interest income was due primarily to interest earned on mortgage notes receivable from the sale of the hotels in third quarter 1998, which exceeded interest earned in the first two quarters of 1998 from cash temporarily invested from the proceeds of the sale-leaseback transaction which occurred in the fourth quarter of 1997.

         The gain recognized on sale of property in second quarter 1999 was $7.4 million compared with only $56,000 in second quarter 1998. Included in the second quarter 1999 gain was $7.3 million of the from the recognition of the balance of the gain previously deferred from the sale of three of the 16 hotels sold in third quarter 1998, which was being recognized on the installment method. The buyer refinanced the assumed debt, pledged new collateral, and the trustee released the first mortgage to the Company. There is no deferred gain to be recognized after second quarter 1999. The balance of the gain on sale of property in second quarter 1999 and the $56,000 gain in second quarter 1998, were both from the sale of land held for sale. The gain recognized on sale of property in the first two quarters of 1999 was $12.0 million compared with $106,000 for the same period in 1998. Of the $12.0 million in first two quarters of 1999, $11.9 million relates to the recognition of previously deferred gain related to four of the 16 hotels sold in third quarter 1998, which was being recognized on the installment method. The balance of the gain on sale of property in the first two quarters of both 1999 and 1998 was from the sale of land held for sale.

         Other income decreased by $169,000 from second quarter 1998 to second quarter 1999, and by $43,000 from the first two quarters of 1998 to the first two quarters of 1999. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships decreased by $65,000 from second quarter 1998 to second quarter 1999, and increased by $1.8 million from the first two quarters of 1998 to the first two quarters of 1999. The $1.8 million year-to-date increase was due to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999, discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash flows used in operating activities were $ 5.8 million in first two quarters of 1999, compared with $5.5 million provided by operating activities in the first two quarters of 1998. Accounts receivable increased by $1.3 million in the first two quarters of 1999, compared with a decrease of $1.2 million in the first two quarters of 1998, due primarily to the opening of three new hotels in first quarter 1999 and to substantially larger construction contracts receivable in the first quarter of 1999. The increase in accounts payable in the first two quarters of 1999 was only $70,000, compared with an increase of $2.3 million in the first two quarters of 1998; however, the increase in income and other taxes payable in the first two quarters of 1999 was $1.1 million, compared with a decrease of $13,000 in the first two quarters of 1998.

         The Company's cash flows provided by investing activities were $56.9 million in the first two quarters of 1999, compared with cash flows used in investing activities of $42.4 million for the comparable period in 1998. The Company collected $12.2 million from notes receivable in the first two quarters of 1999, which related to two hotel properties sold in 1997 and 1998; only $98,000 was received in the first two quarters of 1998 from the collection of notes receivable. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $13.3 million in the first two quarters of 1999 and $43.5 million in the first two quarters of 1998. The Company sold and leased back six hotels in June of 1999, for which the gross proceeds were $65.0 million and proceeds net of the required $7.3 million security deposit were $57.7 million. Proceeds from the sale of other property were $198,000 in the first two quarters of 1999, compared with $1.1 million in the comparable period in 1998.

         Net cash used in financing activities was $24.6 million in the first two quarters of 1999 compared with net cash used in financing activities of $1.2 million in the first two quarters of 1998. Repayments, net of borrowings, on the bank revolving credit facility which matured on June 30, 1999, were $20.3 million in the first two quarters of 1999 versus no activity in the first two quarters of 1998. The facility was repaid in full on June 29, 1999. Payments on long-term debt, other than on the bank revolving credit facility, were $3.1 million in the first two quarters of 1999 compared with $1.0 million in the first two quarters of 1998. Additionally, $4.6 million was borrowed in the first two quarters of 1999 to finance the purchase of hotel furniture, fixtures, and equipment (of which $2.3 million was repaid in connection with the sale-leaseback transaction); no furniture, fixtures, and equipment financing occurred in the first two quarters of 1998. In the first two quarters of 1999, the Company repurchased 1.1 million shares of its common stock for $6.1 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 1998, 784,000 shares were repurchased for $5.4 million. Since the end of the second quarter 1999, the Company has repurchased an additional 575,000 shares for $3.2 million. In the second quarter of 1999 the Company announced its plan to repurchase up to $12.0 million of its $54.0 million outstanding convertible subordinated debentures, but has not repurchased any of this debt to date.

         The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale-leaseback transaction involving six of the Company's Sumner Suites hotels. The Company has executed a nonbinding letter of intent with a new bank group for the establishment of a new three year revolving credit facility. The specific terms and conditions of this new credit facility are currently being negotiated and are expected to be finalized in the third quarter. As presently being negotiated, the new credit facility is expected to be for an initial amount of $30 million, secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is expected to be the lower of (a) 85% of the outstanding principal amount of the pledged notes,
(b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. The interest rate is expected to be at the lender's base rate plus 50 basis points and the Company is expected to be required to pay commitment fees on the unused portion of the facility at .50% per annum. The Company will incur certain fees and expenses in association with closing and administering the credit facility. The credit facility is expected to contain covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility is expected to contain financial covenants as to the Company's minimum net worth.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of July 11, 1999, the Company had no borrowings outstanding under this credit facility.

         The Company opened six new Sumner Suites hotels in 1998 (including one in the first two quarters of 1998) and three in first quarter 1999. As of the end of the second fiscal quarter of 1999, one Sumner Suites hotel was under construction in Orlando, Florida, which is expected to open in the third quarter of 1999. The Company estimates that approximately $3.0 million in capital funds will be necessary to complete the construction of the hotel under construction. Additionally, the Company has acquired four sites for future development and estimates that approximately $28.0 million in capital funds will be required to complete their development, none of which are expected to be complete by the end of 1999. In 1998 the Company decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

         On September 23, 1998 and amended on July 15, 1999, the Company's Board of Directors authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. From September 1998 through the end of the second fiscal quarter of 1999, 1.9 million shares had been repurchased at a cost of $11.5 million.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, the sale-leaseback of some or all of the Company's Sumner Suites hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, net proceeds from possible future sale-leaseback transactions, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months.

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

         The Company is currently in the process of making the required modifications to its existing software systems and scheduling the required replacements of software and hardware. The Company will utilize both internal and external resources to program, replace, implement and test these changes. The Company has not determined the total cost of the Year 2000 project; however, these costs are not expected to exceed $100,000 nor have a material effect on its financial statements. The Company has spent less than $75,000 on external costs on the Year 2000 project through the end of the second fiscal quarter of 1999; however, the Company's internal staff has spent substantial time on the issue. These costs have been expensed as incurred. The Company plans to complete the Year 2000 project not later than September, 1999 and is currently on schedule to meet this target.

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

         The Company's contingency plans in place consist of (1) backing up electronic data each night and storing the backup off site, (2) storing a backup server off site, and (3) an agreement with a vendor to replace the IBM AS400 system within 24 hours if needed. Management believes that its level of preparedness leaves little risk of systems failures on January 1, 2000.

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

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first two fiscal quarters ended July 11, 1999.

                           PART II - OTHER INFORMATION

         Item 1. Paul Senior v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-136, Chancery Court for Sumner County, Tennessee at Gallatin, filed April 29, 1998 (the "Senior Case"). This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a class action lawsuit by plaintiffs who claim to be shareholders of the Company. The case originally named Michael A. Corbett, former chief financial officer of the Company, as a defendant, but the plaintiffs subsequently deleted Mr. Corbett as a named defendant. The Senior Case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public during the first three quarters of 1997. The Company moved to dismiss the complaint on the basis that the plaintiff's allegations failed to state a cause of action under the Tennessee Securities Act of 1980. The court denied the motion but granted the Company's request that the Tennessee Court of Appeals review the court's decision on an interlocutory basis. The court's denial of the Company's motion is now before the Court of Appeals. On January 29, 1999, the Company filed its appellate brief. The case was argued before the Court of Appeals on May 7, 1999, but the court has not rendered an opinion as of the date of this filing. The case has now been scheduled for trial on April 24, 2000.

                  Stanley Gale v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Case No. 98C-208, Chancery Court for Sumner County, Tennessee at Gallatin, filed July 2, 1998. This case names the Company and two of its officers, Leon Moore and Bob Marlowe, as defendants in a purported class action lawsuit by plaintiffs who claim to be holders of the Company's debt securities. The case alleges that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, based on essentially the same factual allegations as the Senior Case. The complaint seeks an unspecified amount of damages and unspecified injunctive relief. The Company filed a motion to dismiss the case for failure to state a cause of action under the applicable state statute. The trial court denied the motion. The case has now been scheduled for trial on April 24, 2000.

                  Michael A. Corbett v. ShoLodge, Inc. and Leon Moore, Case No. 98C-184, Chancery Court for Sumner County, Tennessee at Gallatin, filed June 12, 1998. This case was filed by Michael
                  A. Corbett, the former chief financial officer of the Company, and alleges that his employment by the Company was wrongfully terminated. The plaintiff alleges breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court denied the motion on April 23, 1999. The plaintiff has filed an appeal.

                  Tri-State Inns, Inc. and Motels of America, Inc. v. ShoLodge Franchise Systems, Inc., Superior Court of Liberty County, Georgia, Civil Action File No. 97-V-00591. In this action, Tri-State Inns, Inc., the franchisee of the Shoney's Inn located in Hinesville, Georgia, originally sought to be discharged, relieved and excused of any future performance under the License Agreement relating to such Shoney's Inn, and Motels of America, Inc. sought to be discharged, relieved and excused of any further performance under a Guaranty Agreement whereby the obligations of Tri-State Inns, Inc. under such License Agreement were guaranteed by Motels of America, Inc., or in the alternative compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentation and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. This action was removed to the U.S. District Court for the Southern District of Georgia, Case No. CV-497-129. Subsequent to removal, the action was thereafter transferred to the U.S. District Court for the Middle District of Tennessee as Civil Action No. 3-98-0028. On December 19, 1997, the plaintiffs filed a Second Amended Complaint in which they sought to be relieved of obligations not simply as to the Hinesville Shoney's Inn but also with regard to 13 other license agreements between plaintiffs and the Company. In the alternative, the plaintiffs sought an undisclosed amount in compensatory damages. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiffs' motion. On July 16, 1999, the plaintiffs' claims were dismissed with prejudice in accordance with a settlement agreement entered into by the parties, pursuant to which the parties exchanged mutual releases and Tri-State and its affiliates agreed to pay the Company $575,000 in cash, and $200,000 each year for the next three years. The case is now concluded.

                  No material developments occurred during the first two fiscal quarters ended July 11, 1999, with respect to any other pending litigation.

         Item 4.  Submission of Matters to a vote of Security Holders

                  At the Company's Annual Meeting of Shareholders held on May 28, 1999, 7,262,910 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following directors:

                                                  Vote Cast
                                                  ---------
                  Name of Nomine              For         Withheld
                  --------------              ---         --------
                  Helen L. Moskovitz       6,082,486       974,824
                  Richard L. Johnson       6,082,486       974,824

         Item 6.  Exhibits and Reports on Form 8-K

                  6 (a)  Exhibits -

                  10.1 Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated June 29, 1999, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on July 14, 1999

                  10.2 Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc., dated June 29, 1999, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on July 14, 1999

                  10.3 Second Amendment to Lease Agreement and First Amendment to Incidental Documents entered into between Hospitality Properties Trust, ShoLodge, Inc., and Suite Tenant, Inc., dated June 29, 1999, incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on July 14, 1999

                  27       Financial Data Schedule for Quarter Ended July 11,
                           1999

                  27.1 Financial Data Schedule (Restated) for Quarter Ended July 12, 1998


                  6 (b) Reports on Form 8-K

                           A Form 8-K was filed on July 14, 1999, relating to
                  the completion of a sale-leaseback transaction involving six Sumner Suites hotels on June 29, 1999.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ShoLodge, Inc.

              Date:  August 23, 1999       S/ Leon Moore
                                           -------------------------------------
                                           Leon Moore
                                           President, Chief Executive Officer,
                                           Principal Executive Officer, Director

              Date:  August 23, 1999       S/ Bob Marlowe
                                           -----------------------------------
                                           Bob Marlowe
                                           Secretary, Treasurer, Chief
                                           Accounting Officer, Principal
                                           Accounting Officer, Chief Financial
                                           Officer, Director