Form 10-Q
period 1999-10-03
SHOLODGE INC
filed 1999-11-17
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

    For the Third Quarter Ended October 3, 1999 Commission File No. 0-19840

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

         As of November 16, 1999, there were 5,466,578 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                               OCTOBER 3,       DECEMBER 27,
                                                                  1999             1998(1)
                                                              (UNAUDITED)
                                 ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                 $  23,180,642      $   2,480,984
   Restricted cash                                               1,597,629            701,484
   Accounts receivable-net                                       4,973,288          3,251,104
   Costs and estimated earnings in excess of billings on
       construction contracts                                    5,226,238             27,799
   Income taxes receivable                                       2,140,104          4,775,686
   Prepaid expenses                                                881,768            519,534
   Notes receivable-net                                            162,500          3,363,394
   Other current assets                                            435,374            443,967
                                                        -------------------------------------
                Total current assets                            38,597,543         15,563,952

NOTES RECEIVABLE, NET                                           61,218,524         58,390,170

PROPERTY AND EQUIPMENT                                         145,761,389        187,360,706
   Less accumulated depreciation and amortization              (23,570,996)       (20,335,047)
                                                        -------------------------------------
                                                               122,190,393        167,025,659

LAND UNDER DEVELOPMENT OR HELD FOR SALE                         11,435,063          9,556,720

DEFERRED CHARGES,NET                                             8,855,509          9,201,837

DEPOSITS ON SALE/LEASEBACK                                      35,280,000         28,000,000

DEFERRED TAX ASSET                                                 127,035            127,035

INTANGIBLE ASSETS                                                3,163,041          3,290,162

OTHER ASSETS                                                     3,130,937          3,845,824
                                                        -------------------------------------
   TOTAL ASSETS                                              $ 283,998,045      $ 295,001,359
                                                        =====================================



(1) Derived from fiscal year ended December 27, 1998 audited financial statements.


See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                               OCTOBER 3,       DECEMBER 27,
                                                                  1999             1998(1)
                                                              (UNAUDITED)
   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                     $  13,570,073      $  11,438,292
   Taxes other than on income                                    1,198,351          1,636,220
   Income taxes payable                                                  0                  0
   Current portion of long-term debt
      and capitalized lease obligations                          1,441,045         21,597,951
                                                        -------------------------------------
                Total current liabilities                       16,209,469         34,672,463

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                          135,368,177        128,945,784

DEFERRED GAIN ON SALE/LEASEBACK                                 37,178,435         30,158,244

DEFERRED CREDITS                                                 1,425,527          2,368,523

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                    1,013,168            757,311
                                                        -------------------------------------
   TOTAL LIABILITIES                                           191,194,776        196,902,325
                                                        -------------------------------------
SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                             --                 --
   Common stock (no par value; 20,000,000 shares
      authorized  5,691,378 shares issued and
      outstanding as of  October 3, 1999 and 7,472,310
      shares issued and outstanding as of
      December 27, 1998)                                             1,000              1,000
   Additional paid-in capital                                   42,474,900         42,433,395
   Retained earnings                                            65,550,258         60,973,496
   Unrealized gain on securities available for sale
      (net of tax)                                                  91,535             67,704
   Treasury Stock                                              (15,314,424)        (5,376,561)
                                                        -------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                   92,803,269         98,099,034
                                                        -------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $ 283,998,045      $ 295,001,359
                                                        =====================================



(1) Derived from fiscal year ended December 27, 1998 audited financial statements.


See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE FORTY WEEKS ENDED OCTOBER 3, 1999 AND OCTOBER 4, 1998

                                                                  12 WEEKS ENDED                40 WEEKS ENDED
                                                              OCTOBER 3,     OCTOBER 4,     OCTOBER 3,      OCTOBER 4,
                                                                 1999           1998           1999            1998
                                                                           (As adjusted)                   (As adjusted)
                                                          --------------------------------------------------------------
REVENUES:
   Hotel                                                    $ 17,051,354    $ 14,789,533    $ 51,712,387    $ 56,749,614
   Franchising and management                                  1,893,824         881,255       3,561,087       2,441,717
   Construction and development                                4,494,888               0       5,198,439               0
                                                          --------------------------------------------------------------
           Total revenues                                     23,440,066      15,670,788      60,471,913      59,191,331

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                   11,673,969      10,071,050      34,422,023      35,152,370
      Franchising and management                                 518,924         563,710       1,683,103       1,840,414
      Construction and development                             3,774,840               0       4,419,688               0
                                                          --------------------------------------------------------------
           Total operating expenses                           15,967,733      10,634,760      40,524,814      36,992,784

   General and administrative                                  1,079,329       1,056,207       4,542,478       4,342,610
   Rent expense, net                                           3,936,794       2,277,540       9,506,432       7,626,940
   Depreciation and amortization                               1,458,094       1,496,028       5,562,389       6,157,559
                                                          --------------------------------------------------------------
           Income from operations                                998,116         206,253         335,800       4,071,438

OTHER INCOME AND (EXPENSES):
   Interest expense                                           (2,515,378)     (2,003,335)     (9,515,166)     (8,061,736)
   Interest income                                             1,628,706       1,399,025       4,726,646       3,532,139
   Gain on sale of property                                       49,444      20,164,681      12,029,525      20,270,718
   Other income                                                  (48,743)        222,138         406,252         720,176
                                                          --------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES AND MINORITY
  INTERESTS                                                      112,145      19,988,762       7,983,057      20,532,735

INCOME TAXES                                                     (36,000)     (7,677,000)     (2,315,000)     (7,857,000)

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                   (18,341)       (385,945)     (1,889,965)       (459,653)
                                                          --------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM                                              57,804      11,925,817       3,778,092      12,216,082

EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT
  (net of related tax effect of $490,000 in 1999 and
  $600,000 in 1998, respectively                                 798,670      (1,066,466)        798,670      (1,066,466)
                                                          ==============================================================
NET EARNINGS                                                $    856,474    $ 10,859,351    $  4,576,762    $ 11,149,616
                                                          ==============================================================
EARNINGS PER COMMON SHARE
        Basic:
          Earnings per share from continuing operations     $       0.01    $       1.44    $       0.55    $       1.48
          Extraordinary gain (loss), net of tax effect      $       0.14    $      (0.12)   $       0.12    $      (0.13)
          Net earnings                                      $       0.15    $       1.32    $       0.67    $       1.35
                                                          ==============================================================
        Diluted:
          Earnings per share from continuing operations     $       0.01    $       1.15    $       0.54    $       1.29
          Extraordinary gain (loss), net of tax effect      $       0.13    $      (0.10)   $       0.11    $      (0.10)
          Net earnings                                      $       0.14    $       1.05    $       0.65    $       1.19
                                                          ==============================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                  5,842,152       8,255,810       6,828,121       8,255,810
        Diluted                                                6,067,252      10,870,565       7,054,246      11,006,802
                                                          --------------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE FORTY WEEKS ENDED OCTOBER 3, 1999 AND OCTOBER 4, 1998
                                   (UNAUDITED)

                                                                                    40 WEEKS ENDED
                                                                             OCTOBER 3,        OCTOBER 4,
                                                                                1999             1998
                                                                                             (AS ADJUSTED)
                                                                      ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET EARNINGS                                                            $  4,572,762      $ 12,216,082
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
           EXTRAORDINARY GAIN (LOSS) ON EARLY EXTINGUISHMENT OF DEBT          1,288,670        (1,666,466)
           DEPRECIATION AND AMORTIZATION                                      5,562,389         6,157,559
           ACCRETION OF DISCOUNT  ON SECURITIES
             HELD TO MATURITY                                                         0          (442,427)
           RECOGNITION OF PREVIOUSLY DEFERRED PROFIT                        (16,009,957)         (173,748)
           GAIN ON CASUALTY LOSS                                                (93,071)                0
           GAIN ON SALE OF PROPERTY AND OTHER ASSETS                           (112,253)      (20,270,718)
           DEFERRED INCOME TAX PROVISION                                              0         1,456,638
           INCREASE  IN MINORITY INTEREST IN EQUITY
                OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                 1,889,965           459,653
   CHANGES IN ASSETS AND LIABILITIES:
           (INCREASE) DECREASE IN RESTRICTED CASH                              (896,145)          292,559
           (INCREASE) DECREASE  IN ACCOUNTS RECEIVABLE AND COSTS AND
              ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONSTRUCTION
              CONTRACTS                                                      (6,920,623)        4,972,747
           DECREASE IN INCOME TAXES RECEIVABLE                                2,635,582                 0
           (INCREASE)  IN PREPAID EXPENSES                                     (362,234)          (47,074)
           (INCREASE) DECREASE IN OTHER ASSETS                                 (286,627)           82,630
           INCREASE IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                                            2,131,781         4,110,047
           (DECREASE) INCREASE IN INCOME AND OTHER TAXES                     (1,805,835)          649,633
                                                                     ------------------------------------
      NET CASH (USED IN)  PROVIDED BY OPERATING ACTIVITIES                   (8,405,596)        7,797,115

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                                     12,292,668           176,936
   CAPITAL EXPENDITURES                                                     (17,663,069)      (63,759,958)
   PROCEEDS FROM SALE OF PROPERTY AND OTHER ASSETS                           65,312,470        23,350,948
   DEPOSITS ON SALE/LEASEBACK OF HOTELS                                      (7,280,000)                0
                                                                     ------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    52,662,069       (40,232,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE IN DEFERRED CHARGES                                                  74,057         1,273,488
   PROCEEDS FROM LONG-TERM DEBT                                              23,399,754                 0
   PAYMENTS ON LONG-TERM DEBT                                               (36,952,036)      (15,663,838)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                   (182,232)         (496,923)
   DISTRIBUTIONS TO MINORITY INTERESTS                                                0        (1,809,580)
   EXERCISE OF STOCK OPTIONS                                                     41,505                 0
   PURCHASE OF TREASURY STOCK                                                (9,937,863)                0
                                                                     ------------------------------------
      NET CASH (USED IN)  FINANCING ACTIVITIES                              (23,556,815)      (16,696,853)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         20,699,658       (49,131,812)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                               2,480,984        58,103,004
                                                                     ------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 23,180,642      $  8,971,192
                                                                     ====================================



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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended October 3, 1999 and October 4, 1998 are not necessarily indicative of the operating results for the entire year.

B.       EARNINGS PER SHARE

         Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 3, 1999, and October 4, 1998:

                                                12 WEEKS ENDED              40 WEEKS ENDED
                                           October 3,    October 4,    October 3,     October 4,
                                              1999          1998          1999           1998
         Basic:

         Earnings Before Extraordinary
         Items                             $   57,804   $ 11,925,817    $3,778,092   $ 12,216,082
           Extraordinary  Gain (Loss)         798,670     (1,066,466)      798,670     (1,066,466)
                                           ----------   ------------    ----------   ------------
         Net Earnings Applicable To
           Common Stock                    $  856,474   $ 10,859,351    $4,576,762   $ 11,149,616
                                           ==========   ============    ==========   ============
         Shares:
           Weighted Average Common
             Shares Outstanding             5,842,152      8,255,810     6,828,121      8,255,810
                                           ==========   ============    ==========   ============
         Basic Earnings Per Share:
           Before Extraordinary Items      $     0.01   $       1.44    $     0.55   $       1.48
           Extraordinary Gain (Loss)             0.14          (0.12)         0.12          (0.13)
                                           ----------   ------------    ----------   ------------
           Net Earnings                    $     0.15   $       1.32    $     0.67   $       1.35
                                           ==========   ============    ==========   ============
         Diluted:
           Earnings Before Extraordinary
            Items
            (Basic)                        $   57,804   $ 11,925,817    $3,778,092   $ 12,216,082
           Extraordinary Gain (Loss)          798,670     (1,066,466)      798,670     (1,066,466)
         Dilutive  Effect Of  7.5%
           Convertible  Debentures                 --        598,154            --      1,993,846
                                           ----------   ------------    ----------   ------------
         Numerator For Diluted
           Earnings Per Share              $  856,474   $ 11,457,505    $4,576,762   $ 13,143,462
                                           ==========   ============    ==========   ============
         Shares:
           Weighted Average Common
              Shares Outstanding            5,842,152      8,255,810     6,828,121      8,255,810
           Effect of Dilutive
              Securities (Options)            225,100        298,153       226,125        434,390
           Effect Of Dilutive
              Securities (7.5%
              Convertible Debentures)              --      2,316,602            --      2,316,602
                                           ----------   ------------    ----------   ------------
         Weighted Average Common And
           Common Equivalent Shares
           Outstanding                      6,067,252     10,870,565     7,054,246     11,006,802
                                           ==========   ============    ==========   ============
         Diluted Earnings Per Share:
           Before Extraordinary Items      $     0.01   $       1.15    $     0.54   $       1.29
           Extraordinary Gain (Loss)             0.13          (0.10)         0.11          (0.10)
                                           ----------   ------------    ----------   ------------
           Net Earnings                    $     0.14   $       1.05    $     0.65   $       1.19
                                           ==========   ============    ==========   ============

C.       OPERATING SEGMENT INFORMATION

         The Company's significant operating segments are hotel operations, franchising and management, and construction and development. In 1999, the Company is reporting a new segment due to its renewed construction and development activity for third parties. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company's operations by segment follows (in thousands of dollars):

                                                                  12 Weeks Ended           40 Weeks Ended
                                                              October 3,  October 4,   October 3,  October 4,
                                                                 1999        1998         1999        1998
                                                                        (As adjusted)            (As adjusted)
          Revenues:
             Hotel revenues from external customers            $  17,051    $  14,789    $ 51,712    $ 56,750
             Franchising and management                            6,243       16,835      20,611      54,937
             Construction and development                          4,495            0       5,198           0
             Elimination of intersegment revenue franchising
               and management                                     (4,349)     (15,953)    (17,049)    (52,496)
                                                               ---------    ---------    --------    --------
                   Total revenues                              $  23,440    $  15,671    $ 60,472    $ 59,191
                                                               =========    =========    ========    ========
          Operating profit (loss):
             Hotel                                             $     170    $   1,097    $  2,942    $  8,200
             Franchising and management                              108         (891)     (3,385)     (4,129)
             Construction and development                            720            0         779           0
                                                               ---------    ---------    --------    --------
                   Total operating profit (loss)               $     998    $     206    $    336    $  4,071
                                                               =========    =========    ========    ========
          Capital expenditures:
             Hotel                                             $   3,866    $  17,472    $ 16,104    $ 60,483
             Franchising and management                              541        2,753       1,559       3,277
             Construction and development                              0            0           0           0
                                                               ---------    ---------    --------    --------
                   Total capital expenditures                  $   4,407    $  20,225    $ 17,663    $ 63,760
                                                               =========    =========    ========    ========
          Depreciation and amortization:
             Hotel                                             $   1,190    $   1,250    $  4,643    $  5,312
             Franchising and management                              268          246         919         846
             Construction and development                              0            0           0           0
                                                               ---------    ---------    --------    --------
                   Total depreciation and amortization         $   1,458    $   1,496    $  5,562    $  6,158
                                                               =========    =========    ========    ========

                                                                                          As of       As of
                                                                                        October 3, December 27,
                                                                                           1999        1998
          Total assets:
             Hotel                                                                       $218,369    $245,893
             Franchising and management                                                    60,403      49,080
             Construction and development                                                   5,226          28
                                                                                         --------    --------
                   Total assets                                                          $283,998    $295,001
                                                                                         ========    ========

D.       ADJUSTED PRIOR YEAR'S EARNINGS

         As reported in the Company's Form 10-K for the fiscal year ended December 27, 1998, the following is a summary of the unaudited financial information for the third fiscal quarter and year-to-date period ended October 4, 1998 (in thousands, except per share data):

                                                  Third Quarter               Year-to-date
                                                  -------------               ------------
                                          As Originally       As      As Originally       As
                                            Reported       Adjusted      Reported      Adjusted
                                          -----------------------------------------------------
         Total Revenue                        $15,671       $15,671       $59,191       $59,191
         Gross Operating Profit                 5,036         5,036        22,199        22,199
         Net Income (a)                        11,629        10,859        12,310        11,150
         Net Income Per Share - Basic            1.41          1.32          1.49          1.35
         Net Income Per Share - Diluted          1.12          1.05          1.30          1.19

                  (a) Decrease in net income relates to interest expense and general and administrative expense, most of which had previously been capitalized as hotel properties under development, and additional franchise taxes (classified as general and administrative expense) and interest due to the IRS (classified as income tax expense) related to installment sales of 16 hotels.

E.       CONTINGENCIES

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of legal action pending against the Company and action recently concluded.

         In 1997, Tri-State Inns, Inc. and Motels of America, Inc. filed a suit against ShoLodge Franchise Systems, Inc., a subsidiary of the Company, seeking to be discharged, relieved and excused of any future performance under the License Agreement relating to 14 Shoney's Inns, or in the alternative, compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiff's motion. The Company also had filed counter claims against the plaintiffs. The case was dismissed on July 16, 1999, in accordance with a settlement agreement entered into by the parties, pursuant to which the parties exchanged mutual releases and Tri-State and its affiliates agreed to pay the Company a total of $1,175,000 in cash ($575,000 at the settlement date and $200,000 each year for the next three years). The case is now concluded. The total of $1,175,000 was recognized as franchising revenues in the third quarter ended October 3, 1999.

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

F.       LONG-TERM DEBT

         The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale-leaseback transaction involving six of the Company's Sumner Suites hotels. The Company has established a new three year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The Company incurred certain fees and expenses in association with closing and administering the credit facility. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of October 3,

         1999, the Company had $10 million in borrowings outstanding under this credit facility, consisting of the three year term loan.

         In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $668,000 of this debt for $411,000 in the third fiscal quarter of 1999. Since the end of the third quarter (through November
         3) an additional $3.0 million of this debt has been purchased at a cost of $1.8 million. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. As of the end of the third fiscal quarter the Company has repurchased $3.6 million of these debt securities at a cost of $2.5 million. Since the end of the third quarter (through November 3), an additional $1.7 million of these debt securities has been repurchased at a cost of $1.2 million.

G.       STOCKHOLDERS' EQUITY

         In the first three quarters of 1999, the Company repurchased 1.8 million shares of its common stock for $9.9 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 1998, 784,000 shares were repurchased for $5.4 million. Since the end of the third quarter 1999 (through November 3), the Company has repurchased an additional 205,000 shares for $1.2 million.

H.       COMMITMENTS

         The Company sold and leased back 14 Sumner Suites hotels in November, 1997. The 1997 lease agreement was amended in June 1999 to add six Sumner Suites hotels to the lease effective June 29, 1999. The amendment added $7.3 million per year to the base rent. The base rent on these six hotels for the third quarter of 1999 was $1.7 million, and for the third quarter 1999 year-to-date period was $1.9 million.

                        ShoLodge, Inc. and Subsidiaries
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 26 Sumner Suites hotels (3,163 suites) operated as of October 3, 1999 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. As of October 3, 1999, the Company owns and operates 6 of these and now operates the other 20 as a result of two sale-leaseback transactions in 1997 and 1999. As of October 3, 1999, the Shoney's Inn lodging system consists of 74 Shoney's Inns containing approximately 7,200 rooms of which 17 containing approximately 1,900 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 3, 1999 and October 4, 1998

         Total operating revenues for the third fiscal quarter ended October 3, 1999, were $23.4 million, or 49.6% more than the total operating revenues of $15.7 million reported for the third quarter of 1998. For the fiscal year-to-date period ended October 3, 1999, total operating revenues were $60.5 million, or 2.2% more than the total operating revenues of $59.2 million for the comparable period in 1998.

         Revenues from hotel operations in the third fiscal quarter of 1999 increased by $2.3 million, or 15.3% from the $14.8 million for the same period in 1998. For the 33 same hotels opened for all of both quarterly periods, an increase of 2.6% in average daily room rates, from $65.11 in third quarter 1998 to $66.79 in third quarter 1999, partially offset by a decrease in average occupancy rates on these hotels from 59.3% to 58.9% this year, resulted in an increase in same hotel revenues of 1.7% from $12.9 million in third quarter 1998 to $13.1 million in third quarter 1999. The eight hotels opened since the end of second quarter 1998 contributed $4.0 million to hotel operating revenues in third quarter this year versus $292,000 in third quarter last year. Sixteen hotels were sold in third quarter 1998; these hotels contributed $1.6 million to hotel operating revenues in third quarter 1998 versus none in third quarter 1999.

         Revenues from hotel operations in the first three quarters of 1999 decreased by $5.0 million, or 8.9%, from the $56.7 million for the same period in 1998. For the 32 same hotels opened for all of both year-to-date periods, an increase of 2.3% in average daily room rates, from $64.94 in the first three quarters of 1998 to $66.46 in the first three quarters of 1999, partially offset by a decrease in average occupancy rates on these hotels from 59.2% to 56.8% this year, resulted in an increase in same hotel revenues of 0.2% from $40.3 million in the first three quarters of 1998 to $40.4 million in the first three quarters of 1999. The nine hotels opened since the end of 1997 contributed $11.3 million to hotel operating revenues in the first three quarters of this year versus $1.0 million in the first three quarters of last year. The sixteen hotels sold in third quarter 1998 contributed $15.4 million to hotel operating revenues in the first three quarters of 1998 versus none in 1999.

         The Company owns and operates two hotel brands - Sumner Suites hotels and Shoney's Inns. The 26 Sumner Suites hotels' RevPAR (revenue per available room) increased by 11.5%, from $43.05 in the third quarter of 1998 to $48.02 in the third quarter of 1999. The 18 Sumner Suites same hotels' RevPAR increased by 7.2%, from $46.17 in third quarter 1998 to $49.48 in third quarter this year. All future Company-owned hotels currently planned will be of the Sumner Suites brand. RevPAR for all Company-owned Shoney's Inns decreased from $31.66 in third quarter 1998 (including the 16 hotels sold in third quarter 1998) to $26.95 in third quarter 1999. The 15 Shoney's Inns same-hotels, which are also the only ones currently owned by the Company, reflected a decrease in RevPAR from $29.35 in third quarter 1998 to $26.95 in third quarter 1999, due primarily to increased competition from new hotels.

         All Sumner Suites hotels' RevPAR decreased from $44.74 in the first three quarters of 1998 to $44.68 in the first three quarters of 1999, due to the nine hotels opened since January of 1998 which had not reached stabilization. However, the 17 Sumner Suites same-hotels' RevPAR increased by 4.3%, from $46.46 in the first three quarters of 1998 to $48.45 in the first three quarters of 1999. For the first three quarters of this year, RevPAR for all Company-owned Shoney's Inns decreased from $30.97 for the first three quarters of 1998 to $25.46 for the same period this year. The 15 same-hotel Shoney's Inns reflected a decrease for this same period from $27.88 in 1998 to $25.46 in 1999, due primarily to increased competition from new hotels.

         Franchising and management revenues increased by $1.0 million, or 114.9%, in the third quarter 1999 from third quarter 1998. Franchise fees increased by $1.1 million from third quarter last year, while royalty and reservation fees decreased by $27,000, from $712,000 in third quarter 1998 to $685,000 in third quarter 1999. In the third quarter of 1999, a settlement agreement entered into between the Company and an ex-franchisee whereby the ex-franchisee agreed to pay the Company $575,000 in cash and $200,000 each year for the next three years, resulted in the recognition of $1.2 million in franchising revenues in this quarter and is included in the $1.1 million increase in franchise fees; other franchise fees decreased by $82,000. For the first three quarters of 1999, franchising and management revenues increased by $1.1 million, or 45.8%, from the same period last year. Franchise fees increased by $861,000 from the first three quarters of last year (including the $1.2 million settlement discussed above), but royalty and reservation revenues increased by $332,000, from $1.9 million in the first three quarters of 1998 to $2.2 million in the first three quarters of 1999. These increases in 1999 over 1998 are due primarily to the franchise revenues earned on the 16 Shoney's Inns sold to a new franchisee in early third quarter 1998. Franchise fee revenue (initial fees and termination fees) can vary materially from quarter to quarter depending on the level of the Company's new franchise sales activities and terminations of franchises.

         Revenues from construction and development activities were $4.5 million in third quarter 1999 and $5.2 million in the first three quarters of 1999, versus none year-to-date in the comparable periods of 1998. The 1999 revenues earned to date are on three hotel construction contracts being performed for third parties.

         Operating expenses from hotel operations for the third quarter of 1999 increased by $1.6 million, or 15.9%, from $10.1 million in third quarter 1998, due partially to the

$2.3 million increase in hotel operating revenues. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $1.2 million in hotel operating expenses from third quarter 1998 to third quarter 1999. The nine Sumner Suites hotels opened in 1998 and first quarter 1999 caused hotel operating expenses to increase by $2.0 million over third quarter last year. Hotel operating expenses on the 32 hotels opened prior to 1998 increased by $839,000, or 11.0%, in third quarter 1999 over third quarter 1998. The operating expenses as a percentage of operating revenues for this activity increased from 68.1% in third quarter 1998 to 68.5% in third quarter 1999; however, operating expenses as a percentage of operating revenues on the 32 hotels opened prior to 1998 increased from 61.2% in third quarter 1998 to 67.8% in third quarter 1999, due primarily to an 8.9% decrease in hotel revenues from the 15 Shoney's Inns still owned. The nine hotels which opened in 1998 and first quarter 1999 impacted hotel operating expenses significantly due to the related pre-opening and startup expenses incurred during their first year or two after opening, before the hotels reach stabilization.

         Operating expenses from hotel operations for the first three quarters of 1999 decreased by $730,000, or 2.1%, from $35.2 million in the first three quarters of 1998, due partially to the $5.0 million decrease in hotel operating revenues. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $8.7 million in hotel operating expenses from the first three quarters of 1998 to the first three quarters of 1999. The nine Sumner Suites hotels opened in 1998 and first quarter of 1999 caused hotel operating expenses to increase by $6.8 million over the first three quarters of last year. Hotel operating expenses on the 32 same-hotels increased by $1.2 million, or 4.8%, in the first three quarters 1999 over the first three quarters of 1998. The operating expenses as a percentage of operating revenues for this activity increased from 61.9% in the first three quarters of 1998 to 66.6% in the first three quarters of 1999; however, operating expenses as a percentage of operating revenues on the 32 same-hotels only increased from 61.0% in the first three quarters of 1998 to 63.8% in the first three quarters of 1999. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, security, and property taxes.

         Franchising and management operating expenses decreased by $45,000, or 7.9%, from third quarter 1998 to third quarter 1999, and by $157,000, or 8.5%, from the first three quarters of 1998 to the first three quarters of 1999. The decreases were primarily in the central reservation center operating costs. Construction and development costs in third quarter 1999 were $3.8 million, and for the first three quarters of 1999 were $4.4 million, versus none in the first three quarters of 1998. The 1999 costs were incurred in earning the revenues from the three third party construction contracts, two of which are still in progress at October 3, 1999.

         General and administrative expenses increased by $23,000, or 2.2%, in the third quarter of 1999 from the third quarter of 1998. For the first three quarters of 1999 general and administrative expenses increased by $200,000, or 4.6%, from the comparable period last year. Excluding year-to-date charge-offs of pre-development costs for sites no longer deemed probable of development in the amounts of $620,000 in 1999 and $180,000 in

1998, general and administrative expenses for this period declined by $240,000, or 5.8%, from the same period last year.

         Rent expense increased by $1.7 million, or 72.9%, in third quarter 1999 from third quarter 1998. For the first three quarters of 1999, rent expense increased by $1.9 million, or 24.6%, from the same period last year. The increases were due to the increase in base rent due to additional hotels sold and leased back in 1999 as compared to 1998. The 1997 lease agreement was amended in June 1999 to add six Sumner Suites hotels to the lease effective June 29, 1999. The base rent on these six hotels for the third quarter of 1999 was $1.7 million, and for the third quarter 1999 year-to-date period was $1.9 million.

         Depreciation and amortization expense decreased by $38,000, or 2.5%, from third quarter 1998 to third quarter 1999. The sale of the 16 Shoney's Inns in third quarter 1998 reduced depreciation expense in third quarter 1999 by $170,000 from third quarter 1998. However, depreciation and amortization expense increased in third quarter 1999 over third quarter 1998 by $132,000, due to the nine additional hotels opened in 1998 and first quarter 1999, net of the effect of the cessation of depreciation in June 1999 on the six hotels sold and leased back. Depreciation and amortization expense decreased by $595,000, or 9.7%, from the first three quarters of 1998 to the first three quarters of 1999. The sale of the 16 Shoney's Inns in third quarter 1998 reduced depreciation expense in the first three quarters of 1999 by $2.1 million from the first three quarters of 1998. However, depreciation and amortization expense increased in the first three quarters of 1999 over the first three quarters of 1998 by $1.5 million due to the nine additional hotels opened in 1998 and first quarter 1999, net of the effect of the cessation of depreciation in June 1999 on the six hotels sold and leased back.

         Interest expense increased by $512,000, while interest income increased by $230,000 from third quarter 1998, for a net increase of $282,000 in net interest expense. The increase in interest expense for the first three quarters of 1999 was $1.5 million over the first three quarters of 1998, while interest income during that period increased by $1.2 million, for an increase in net interest expense of $259,000. The increase in interest expense resulted from additional borrowings incurred in 1998 and first three quarters of 1999 for capital expenditures for new hotels, partially offset by interest expense reductions from the extinguishment of debt in third quarter 1998 associated with the hotels sold. The 1999 increase in interest income was due primarily to interest earned on mortgage notes receivable from the sale of the hotels in third quarter 1998, which exceeded interest earned in the first three quarters of 1998 from cash temporarily invested from the proceeds of the sale-leaseback transaction which occurred in the fourth quarter of 1997.

         The gain recognized on sale of property in third quarter 1999 was $49,000 compared with $20.2 million in third quarter 1998. The gain on sale of property in third quarter 1999 was from the sale of land held for sale. The gain on sale of property in third quarter 1998 represented a portion of the gain on the sale of 16 Shoney's Inns effective

August 1, 1998. A portion of the gain on the sale of four of these 16 hotels was deferred and recognized on the installment method through the second quarter of 1999. The gain recognized on sale of property in the first three quarters of 1999 was $12.0 million compared with $20.3 million for the same period in 1998. Of the $12.0 million in first three quarters of 1999, $11.9 million relates to the recognition of previously deferred gain related to four of the 16 hotels sold in third quarter 1998, which was being recognized on the installment method. The balance of the gain on sale of property in the first three quarters of both 1999 and 1998 was from the sale of land held for sale.

         Other income decreased by $271,000 from third quarter 1998 to third quarter 1999, and by $314,000 from the first three quarters of 1998 to the first three quarters of 1999. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships decreased by $368,000 from third quarter 1998 to third quarter 1999, and increased by $1.4 million from the first three quarters of 1998 to the first three quarters of 1999. The 1999 year-to-date net increase of $1.4 million consisted of a $1.8 million year-to-date increase due to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999 discussed above, partially offset by a $399,000 decrease due to other operating activities in which minority ownership was involved.

         The extraordinary gain from early extinguishment of debt in the third quarter of 1999 was the result of the repurchase of $4.3 million of the Company's previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs. The extraordinary loss from early extinguishment of debt in the third quarter of 1998 was a result of debt paid off in conjunction with the sale of 16 Shoney's Inns in August of 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $ 8.4 million in first three quarters of 1999, compared with $7.8 million provided by operating activities in the first three quarters of 1998. Accounts receivable increased by $6.9 million in the first three quarters of 1999, compared with a decrease of $5.0 million in the first three quarters of 1998, due primarily to the opening of three new hotels in first quarter 1999 and to substantially larger construction contracts receivable, including unbilled amounts due from third parties for construction activities on their behalf, in the first three quarters of 1999. The increase in accounts payable in the first three quarters of 1999 was $2.1 million, compared with an increase of $4.1 million in the first three quarters of 1998; however, the decrease in income and other taxes payable in the first three quarters of 1999 was $1.8 million, compared with an increase of $650,000 in the first three quarters of 1998. Income taxes receivable also decreased by $2.6 million in the first three quarters of 1999.

         The Company's cash flows provided by investing activities were $52.7 million in the first three quarters of 1999, compared with cash flows used in investing activities of $40.2 million for the comparable period in 1998. The Company collected $12.3 million from notes receivable in the first three quarters of 1999, of which $12.2 million related to two hotel properties sold in 1997 and 1998; only $177,000 was received in the first three quarters of 1998 from the collection of notes receivable. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $17.7 million in the first three quarters of 1999 and $63.8 million in the first three quarters of 1998. The Company sold and leased back six hotels in June of 1999, for which the gross proceeds were $65.0 million and proceeds net of the required $7.3 million security deposit were $57.7 million. Proceeds from the sale of other property were $312,000 in the first three quarters of 1999, compared with $23.4 million in the comparable period in 1998, which included approximately $22.5 million from the sale of 16 hotels in third quarter of 1998.

         Net cash used in financing activities was $23.6 million in the first three quarters of 1999 compared with net cash used in financing activities of $16.7 million in the first three quarters of 1998. Repayments, net of borrowings, on the bank revolving credit facility which matured on June 30, 1999, were $20.3 million in the first three quarters of 1999 versus no activity in the first three quarters of 1998. The facility was repaid in full on June 29, 1999. Payments on long-term debt, other than on the bank revolving credit facility, were $16.7 million in the first three quarters of 1999 compared with $15.7 million in the first three quarters of 1998. Additionally, $4.6 million was borrowed in the first three quarters of 1999 to finance the purchase of hotel furniture, fixtures, and equipment (of which $2.3 million was repaid in connection with the sale-leaseback transaction); no furniture, fixtures, and equipment financing occurred in the first three quarters of 1998. In the first three quarters of 1999, the Company repurchased 1.8 million shares of its common stock for $9.9 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 1998, 784,000 shares were repurchased for $5.4 million. Since the end of the third quarter 1999 (through November 3), the Company has repurchased an additional 205,000 shares for $1.2 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $668,000 of this debt for $411,000 in the third fiscal quarter of 1999. Since the end of the third quarter (through November 3) an additional $3.0 million of this debt has been purchased at a cost of $1.8 million. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. As of the end of the third fiscal quarter the Company has repurchased $3.6 million of these debt securities at a cost of $2.5 million. Since the end of the third quarter (through November 3), an additional $1.7 million of these debt securities has been repurchased at a cost of $1.2 million.

         The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale-leaseback transaction involving six of the Company's Sumner Suites hotels. The Company has established a new three year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at
 .50% per annum. The Company incurred certain fees and expenses in association with closing and administering the credit facility. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of October 3, 1999, the Company had $10 million in borrowings outstanding under this credit facility, consisting of the three year term loan.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of October 3, 1999, the Company had no borrowings outstanding under this credit facility.

         The Company opened six new Sumner Suites hotels in 1998 (including four in the first three quarters of 1998) and three in first quarter 1999. As of the end of the third fiscal quarter of 1999, one Sumner Suites hotel was under construction in Orlando, Florida, which opened in the fourth quarter of 1999. Additionally, the Company has acquired four sites for future development and estimates that approximately $28.0 million in capital funds will be required to complete their development, none of which are expected to be complete by the end of 1999. In 1998 the Company decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

         Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning in 1999. Approximately $3.0 million of these notes are expected to be redeemed under this provision on December 1, 1999.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites hotels and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, the sale-leaseback of some or all of the Company's Sumner Suites hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, net proceeds from possible future sale-leaseback transactions, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months.

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

         Based on recent assessments, the Company determined that it would be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications or replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         The Company has recently completed its process of making the required modifications to its existing software systems and scheduling the required replacements of software and hardware. The Company utilized both internal and external resources to program, replace, implement and test these changes. The Company's cost of the Year 2000 project did not exceed $100,000; however, the Company's internal staff has spent substantial time on the issue. These costs have been expensed as incurred.

         The Company's contingency plans in place consist of (1) backing up electronic data each night and storing the backup off site, (2) storing a backup server off site, and (3) an agreement with a vendor to replace the IBM AS400 system within 24 hours if needed. Management believes that its level of preparedness has minimized its risk of systems failures related to the Year 2000 issue.

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

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first three fiscal quarters ended October 3, 1999.

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

         No material developments occurred during the first three fiscal quarters ended October 3, 1999, with respect to any other pending litigation.

Item 4.  Submission of Matters to a vote of Security Holders

                  None

Item 6.  Exhibits and Reports on Form 8-K

         6 (a) Exhibits -

                  10.1 Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, ShoLodge, Inc., as Holdings, and The Financials Institutions that are Signatories hereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of August 27, 1999, incorporated by reference from the Registrant's Report on Form 8-K dated September 15, 1999, filed with the Commission

                  27       Financial Data Schedule for Quarter Ended October 3,
                           1999

                  27.1 Financial Data Schedule (Restated) for Quarter Ended October 4, 1998


         6 (b) Reports on Form 8-K

                  A Form 8-K dated September 15, 1999, relating to the closing on a three-year credit facility with Foothill Capital Corporation on September 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ShoLodge, Inc.

Date:  November 16, 1999             S/ Leon Moore
                                     -------------------------------------------
                                     Leon Moore

                                     President, Chief Executive Officer,
                                     Principal Executive Officer, Director



Date:  November 16, 1999             S/ Bob Marlowe
                                     -------------------------------------------
                                     Bob Marlowe
                                     Secretary, Treasurer, Chief Accounting
                                     Officer, Principal Accounting Officer,
                                     Chief Financial Officer, Director