Form 10-K405
period 1999-12-26
SHOLODGE INC
filed 2000-03-27
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 26, 1999       COMMISSION FILE NUMBER 0-19840

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 2000, was approximately $10,400,000. The market value calculation was determined using the last sale price of registrant's common stock on March 17, 2000, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on March 17, 2000, were 5,307,578.

                       DOCUMENTS INCORPORATED BY REFERENCE

                             DOCUMENTS FROM WHICH PORTIONS ARE
PART OF FORM 10-K            INCORPORATED BY REFERENCE
------------------------------------------------------
Part III                     Proxy Statement for registrant's annual meeting
                             of shareholders to be held during the second quarter of fiscal 2000.

Part IV                      Registration Statement on Form S-1, Commission
                             File No. 33-44504.

Part IV                      Registration Statement on Form S-3, Commission
                             File No. 33-77910.

Part IV Registration Statement on Form S-8, filed with the Commission on June 24, 1997

                                     PART I

ITEM 1. BUSINESS.

GENERAL

        The Company currently develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, Missouri, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. The Shoney's Inn lodging system consists of 76 Shoney's Inns containing approximately 7,300 rooms of which 17 containing approximately 1,900 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

        From 1990 until 1995, the Company developed and managed 12 mid-scale, all-suites hotels under the AmeriSuites brand name before selling its interests in those hotels in March 1995. The Sumner Suites concept was launched in 1995 with three hotels. In March 2000 the Company entered into an agreement to sell all of its interests in its Sumner Suites hotels, as described under "Pending Prime Transaction."

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

GROWTH STRATEGY

        The Company's strategy is to increase cash flow and earnings by(i) increasing REVPAR in Company-owned inns while maintaining the Company's attractive room price/value relationships and controlling operating costs,(ii) expanding the Shoney's Inn system through the addition of new franchised units and (iii) utilizing the Company's experience in developing all-suite hotels to construct and develop hotels for others.

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

        Expansion of Shoney's Inn System. In the recent past the Company has focused on expanding the Shoney's Inn system principally through the addition of new franchises. Six franchised Shoney's Inns were opened in fiscal 1999, three hotels left the Shoney's Inn system and currently three franchised Shoney's Inns are under construction. As of 1999 fiscal year-end, there were 76 Shoney's Inns (of which 15 are Company owned) with a total of 7,307 rooms. The Company targets existing Shoney's Inn franchises, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney's Inns.

        Development of Additional All-Suite Hotels. The Company has slowed its aggressive schedule of developing inns for its own account in the recent past. Currently, no Sumner Suites are under construction, and the Company has entered into an agreement to sell its Sumner Suite hotels and two development sites that it owns to Prime Hospitality Corp. and to develop AmeriSuites hotels on the two sites for Prime. See "Pending Prime Transaction" below. The Company is developing and constructing all-suite hotels for third parties and expects to continue to do so in the immediate future.

        In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites, the continued franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, an increase in developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies.

PENDING PRIME TRANSACTION

        On March 16, 2000 the Company entered into a Sale and Purchase Agreement with Prime Hospitality Corp. ("Prime") that contemplates a series of transactions in which the Company will (i) sell to Prime all of the Company's interest in 20 Sumner Suites hotels currently leased from HPT Suite Properties Trust and operated by the Company, (ii) sell to HPT Suite Properties Trust, which would then lease to Prime, all of the Company's interest in four Sumner Suites hotels currently owned and operated by ShoLodge, (iii) lease directly to Prime the remaining three Sumner Suites hotels currently owned and operated by the Company on terms similar to the existing lease agreement between the Company and HPT Suite Properties Trust and (iv) sell to Prime two undeveloped hotel sites. In addition, the agreement contemplates that Prime will engage the Company to construct an AmeriSuites hotel on each of the two undeveloped sites being purchased from the Company and to provide other services to Prime.

        The Company expects to receive at closing approximately $54 million in cash and securities consisting of outstanding debt instruments of the Company currently held by Prime or an affiliate, future minimum annual rental payments of approximately $3 million, and additional future annual revenues for services to be provided to Prime amounting to approximately $4 million per year. As a condition to the transfer of the assets to Prime, the Company will receive a release of its $14 million in cash currently securing its lease guaranty with HPT Suite Properties Trust; this is included in the $54 million to be received at closing.

        The Company will grant Prime the right to continue operating the hotels as "Sumner Suites" for up to nine months after closing. As part of the transaction the Company will agree not to operate another all-suites hotel in competition with Prime within a defined geographic radius of each of the hotels being sold. The radius is the same that currently exists with respect to the Sumner Suites currently leased from HPT Suite Properties Trust and three miles for each of the hotels in Texas. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any "Shoney's" brand inn in the restricted area.

        The closing of the pending transaction is subject to a number of conditions including Prime's satisfaction with its due diligence review of the hotels and the approval of HPT Suites Properties Trust. It is possible that the parties will not be able to successfully complete the transaction or that the terms of the final transaction will vary, perhaps materially, from those described herein.

SUMNER SUITES CONCEPT

        Sumner Suites are all-suites hotels positioned in the mid-scale segment to appeal primarily to business travelers and, to a lesser extent, leisure travelers. The Sumner Suites hotels are generally located in mid-sized to larger metropolitan markets near business and leisure travel destinations such as business parks, office buildings, local attractions and restaurants. The current daily room rates typically range from $75 to $100; however, room rates vary depending upon a number of factors, including location and competition. For fiscal 1999, the average daily room rate for the Sumner Suites hotels was $77.54.

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

SHONEY'S INNS CONCEPT

        Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 21 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney's Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 1999, the average daily room rate for Company-owned Shoney's Inns was $50.13.

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

HOTEL CONSTRUCTION AND DEVELOPMENT

        The Company's construction subsidiary has a full time staff who manage, supervise, control and perform the construction of the hotels being developed by the Company. Subcontractors are employed by the Company for most of the major construction components of a new hotel, including plumbing, electrical, and mechanical subcontracts. The Company intends to continue to build hotels both for its own account and for others. When building hotels for its own account, the Company believes that its in-house capabilities provide advantages in controlling costs, quality, and development schedule as compared to using independent contractors. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

        The Company devotes significant resources to the identification and evaluation of potential sites for hotels. In the past, the Company has generally targeted mid-sized to larger metropolitan markets for locating Sumner Suites hotels. The Company has typically targeted markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company's franchisees focus on sites for their Shoney's Inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

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

SALES AND MARKETING

        The Company directs marketing efforts on behalf of its Company-owned inns primarily to business travelers, whom management believes have represented the largest segment of its customers in recent years.

        Sumner Suites. Marketing of the Sumner Suites brand has primarily targeted the business traveler through a variety of efforts. Initially, pre-opening sales calls are made by the general manager and director of sales of each property in the local market area during the 90 days prior to opening. In addition, advertisements are placed in the Hotel Travel Index, a comprehensive listing of hotels worldwide used by travel agents for booking clients into destination cities. Advertising is also placed in local business publications, direct mail to targeted business travel and a comprehensive on-line directory on the worldwide web at www.sumnersuites.com. The Sumner Suites toll-free reservation number, 1-800-74-SUITE, is promoted to travel agents through advertising and direct mailings. The Company believes that approximately 31% of all Sumner Suites room sales are booked through the Company's reservation center.

        Shoney's Inns. All Shoney's Inns participate in the "Sho Business" frequent traveler program, entitling members to receive the lowest available corporate rate, complimentary coffee and newspaper, free room upgrades, express check-in and other privileges upon presentation of a membership card. Approximately 13% of the rooms booked through INNLINK for Shoney's Inns during fiscal 1999 have been reserved by guests who are members of the Sho Business program. Historically, the Company has also marketed its hotels directly to businesses whose employees travel in the southeastern United States.

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

LODGING OPERATIONS

        Hotel Management. Overall hotel operations are the responsibility of the Vice President and Director of Hotel Operations. Shoney's Inns and Sumner Suites are further managed by regional managers, who directly supervise the general manager of each property. The general manager of each Shoney's Inns or Sumner Suites is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property's operating budget and is held accountable for meeting the goals and objectives of the hotel.

        Reservation System. The Company's proprietary central reservation system, INNLINK, provides important support for the room reservation process for both Sumner Suites and Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Country Hearth Inns, Key West Inns and Wilson Inns & Hotels. INNLINK operates 24 hours a day, 7 days a week. The INNLINK system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-222-2222 for Shoney's Inns and 1-800-74-SUITE for Sumner Suites. Electronically, INNLINK is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 31% and 13% of room sales for Sumner Suites and Shoney's Inns, respectively, are made through INNLINK.

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

FRANCHISE OPERATIONS

        Franchise Sales. The Company markets the Shoney's Inn franchise principally to existing Shoney's Inn franchisees, other hotel brand developers and other prospects known through management's contacts in the lodging industry. The Company employs two full-time licensed franchise salesmen. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

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

        The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

                                                                        AVERAGE                    AVERAGE DAILY
                                          REVPAR                    OCCUPANCY RATE                 ROOM RATE (1)
                                          ------                    --------------                 -------------
                                 1997      1998      1999       1997      1998     1999      1997      1998      1999
                                 ----      ----      ----       ----      ----     ----      ----      ----      ----
Industry-wide                   $48.68    $50.32    $51.42      64.6%     64.0%    63.3%    $75.30    $78.62    $81.27
Economy segment                  25.17     31.25     28.77      58.1      58.6     58.1      51.34     53.33     49.52
Mid-scale (w/o food and
  beverage) segment              39.77     41.09     41.81      67.5      66.6     65.1      58.94     61.69     64.22
Upscale segment                  63.97     61.65     66.38      71.9      67.4     69.6      88.94     91.47     95.37
All Shoney's Inns                28.00     27.96     27.23      59.2      57.3     54.1      47.30     48.80     50.36
Company-owned Shoney's
  Inns                           30.83     29.98     24.24      59.2      57.7     48.3      52.07     51.95     50.13
All Sumner Suites                41.66     42.89     43.63      57.9      55.4     56.3      71.94     77.43     77.54

(1) Room revenues divided by the number of rented rooms.

Source: Smith Travel Research, Standard Historical Trend Report for years ended 1997, 1998 and 1999, for industry wide, economy, mid-scale (w/o food and beverage) and upscale lodging chains, and the Company's internal data for all Shoney's Inns and Sumner Suites statistics.

COMPETITION

      The lodging industry is highly competitive. In franchising the Shoney's Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney's Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodges. The Company's Sumner Suites hotels experience competition from chains such as Embassy Suites, Hampton Inns, Residence Inn, Courtyard by Marriott, Quality Suites, AmeriSuites, Comfort Suites, and Springhill Suites. Each of the Company's hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

EMPLOYEES

      As of December 26, 1999 the Company had approximately 1,500 employees, including approximately 115 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.

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

      Tri-State Inns, Inc. and Motels of America, Inc. v. ShoLodge Franchise Systems, Inc., Superior Court of Liberty County, Georgia, Civil Action File No. 97-V-00591. In this action, Tri-State Inns, Inc., the franchisee of the Shoney's Inn located in Hinesville, Georgia, seeks to be discharged, relieved and excused of any future performance under the License Agreement relating to such Shoney's Inn, and Motels of America, Inc. seeks to be discharged, relieved and excused of any further performance under a Guaranty Agreement whereby the obligations of Tri-State Inns, Inc. under such License Agreement were guaranteed by Motels of America, Inc., or in the alternative compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs seek a declaratory judgment concerning the provision of the License Agreement which specifies the damages due to the Company upon termination of the License Agreement. The Company removed this action to the U.S. District Court for the Southern District of Georgia, and the case has since been transferred to the U.S. District Court for the Middle District of Tennessee and redocketed as Case No. 3-98-0028. Subsequent to the removal, the plaintiffs amended their complaint to assert the same allegations with regard to plaintiffs' thirteen (13) other license agreements with the Company. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the license agreements. On August 6, 1998, the court denied the plaintiffs' motion. The case was set for trial on September 7, 1999. Prior to trial, however, the parties reached a settlement of all claims pursuant to which the plaintiffs agreed to pay the Company a total of $1,175,000 in exchange for the parties' execution of mutual releases and a dismissal of all claims raised in the action. The case has now been dismissed with prejudice.

      Paul Senior, on behalf of himself and all others similarly situated, v. ShoLodge, Inc., Leon Moore, Michael A. Corbett and Bob Marlowe, Chancery Court for Sumner County, Tennessee, No. 98C-136. In this action, filed on April 29, 1998, the plaintiff, Paul Senior, a shareholder of the Company, claims that the Company and three of its senior officers, Leon Moore, Michael A. Corbett and Bob Marlowe, violated the Tennessee Securities Act of 1980 by intentionally or recklessly disseminating materially false and misleading information concerning the financial condition of the Company during the first three quarters of 1997. The action seeks to certify as a class of plaintiffs all persons who purchased any stock in the Company from May 2, 1997 through March 9, 1998. The Complaint seeks an unspecified amount of damages and unspecified injunctive relief. On June 30, 1998, the Court granted the Company's motion to stay this action pending the resolution of a similar federal court action, which has since been dismissed, on the basis that both actions sought the same relief on behalf of the same class of plaintiffs. The plaintiff has now voluntarily dismissed the claims asserted against Michael A. Corbett. The Company filed a motion to dismiss the complaint, which was denied, but the Court granted the Company leave to pursue an interlocutory appeal of the Court's denial of the Company's motion to dismiss. The Company filed an Application for Permission to Appeal with the Court of Appeals on October 12, 1998, which the Court of Appeals granted. On January 29, 1999, the Company filed its appellate brief. Oral argument before the Court of Appeals occurred on May 7, 1999, but the Court of Appeals has yet to issue a ruling. The case is currently scheduled to be tried on April 24, 2000. The parties have, however, reached a settlement of this action (and the Gale action discussed below) which, if approved by the Court, would result in the dismissal of both the Senior and Gale actions with prejudice. Pursuant to the terms of the settlement, the Company will pay $100,000 and will agree to redeem up to $675,000 of its debt securities at seventy-five percent (75%) of par value or the purchase price of the security, whichever is less. The Company's insurance carrier has also agreed to contribute $1,250,000 toward the settlement. It is expected that the Court will consider the fairness of the settlement in May 2000. The settlement, if approved, will have no material adverse impact on the Company.

      Stanley Gale, on behalf of himself and all others similarly situated, v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Chancery Court for Sumner County, Tennessee, No. 98C-208. In this action, filed on July 2, 1998, Stanley Gale, who claims to have purchased certain senior subordinated notes issued by the Company in September 1997, claims that the Company and two of its senior officers, Leon Moore and Bob Marlowe, violated the Tennessee Securities Act of 1980 by intentionally or recklessly disseminating materially false and misleading information concerning the financial condition of the Company during the first three quarters of 1997. The action seeks to certify as a class of plaintiffs all persons who purchased the Company's debt securities from May 7, 1997 to March 8, 1998. The Complaint seeks an unspecified amount of damages and unspecified injunctive relief. The Company moved to dismiss this action for failure to state a claim, which motion was heard by the Court on September 11, 1998. The Court denied the motion to dismiss, and the case has now been set for trial on April 24, 2000. As discussed supra in the Senior action, the parties have reached a settlement of this case which, if approved by the Court, would result in the dismissal of this action with prejudice. It is expected that the Court will consider the fairness of the settlement in May 2000. The settlement, if approved, will have no material adverse impact on the Company.

      Michael A. Corbett v. ShoLodge, Inc. and Leon Moore, Chancery Court for Sumner County, Tennessee, No. 98C-184. In this action, filed on June 12, 1998, Michael A. Corbett, the former Chief Financial Officer of ShoLodge, claims that he was wrongfully terminated by the Company and has asserted claims against the Company and its chief executive officer, Leon Moore, for breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3,000,000 in compensatory damages and seeks punitive and treble damages in addition. The defendants filed an answer to the complaint on July 9, 1998. On December 31, 1998, the Company filed a motion to dismiss this lawsuit on the basis that Mr. Corbett had intentionally destroyed relevant evidence during the pendency of the case. The Court heard oral argument on the motion on January 28, 1999, and granted the motion at the conclusion of the hearing and dismissed the case with prejudice. On March 8, 1999, Mr. Corbett filed a Motion to Alter or Amend the Judgment dismissing the case, which the Court denied. The plaintiff has appealed the dismissal of the case to the Tennessee Court of Appeals. No date for argument has been set in the Court of Appeals.

      ShoLodge Franchise Systems, Inc. v. The William & Roxann Davis Company, L.L.C., et al., U.S. District Court for the Middle District of Tennessee, Case No. 3-99-0967. On October 12, 1999, the Company filed an action against The William & Roxann Davis Company, L.L.C. and other parties arising out of a breach of the License Agreement concerning the Shoney's Inn in Texarkana, Arkansas. On January 11, 2000, the defendants filed a counterclaim against the Company claiming that the Company should be precluded from enforcing the License Agreement because of certain alleged misrepresentations made prior to the execution of the License Agreement, because of certain alleged breaches of the License Agreement by the Company, and because of the Company's alleged violation of the Arkansas Franchise Practices Act. The Court held an initial case management conference in the case on January 19, 2000. The case has not yet been set for trial.

      ShoLodge Franchise Systems, Inc. v. Franklin Hospitality, Ltd., et al., U.S. District Court for the Middle District of Tennessee, Case No. 3-99-0787. On July 8, 1999, the Company instituted a lawsuit against Franklin Hospitality, Ltd. and others in the Chancery Court for Davidson County, Tennessee, arising out of the breach of the License Agreement for the Shoney's Inn Hotel in Franklin, Tennessee. On August 16, 1999, the defendants removed the case to the U.S. District Court for the Middle District of Tennessee and, on August 18, 1999, filed a counterclaim against the Company. The defendants claim that the Company provided only partial and stale franchise offering disclosures to the defendants prior to execution of the License Agreement and thereby violated 16 C.F.R. ss. 436.1. The defendants further claim that the Company misled them by misrepresenting contributions received from the Company's reservation system. The defendants still further claim that the Company breached the License Agreement in a number of respects. The Company intends to defend the case vigorously and has moved to have the counterclaim asserted against it dismissed on a number of grounds, but as yet the Court has not yet ruled on the motion. The case has not yet been scheduled for trial.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 1999.

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

    FISCAL 1998                                          HIGH         LOW
    -----------                                          ----         ---
First Quarter                                          $16 1/2      $7 7/8
Second Quarter                                          10 3/8       7 5/8
Third Quarter                                           10 3/8       3 3/8
Fourth Quarter                                           7 1/2       3 3/8

    FISCAL 1999                                          HIGH         LOW
    -----------                                          ----         ---
First Quarter                                            7 1/2       3 1/2
Second Quarter                                           5 13/16     4 5/16
Third Quarter                                            6 1/2       5 1/4
Fourth Quarter                                           6           3 7/8

    FISCAL 2000                                          HIGH         LOW
    -----------                                          ----         ---
First Quarter (through March 17, 2000)                   5 1/16      3 15/32


      On March 17, 2000, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $3.75 per share. As of March 17, 2000, there were approximately 54 holders of record of the Company's Common Stock and approximately 1,100 beneficial owners.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and does not therefore anticipate paying any cash dividends in the foreseeable future. The Company's primary revolving credit agreements prohibit the payment of dividends without the lender's consent.

      The Company declared a five-to-four stock split of its Common Stock to be effected as a 25% stock dividend which was payable on May 14, 1993 to those shareholders of record on April 30, 1993. The Company declared a four-to-three stock split of its Common Stock to be effected as a 33 1/3% stock dividend payable on March 28, 1994 to the shareholders of record on March 14, 1994.

ITEM 6. SELECTED FINANCIAL DATA.

      The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 26, 1999 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years and the periods ended December 26, 1999, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                          SHOLODGE, INC. AND SUBSIDIARIES
                              SELECTED FINANCIAL DATA
                (amounts in thousands, except for per share data)

                                                                           FISCAL YEAR ENDED
                                                                           -----------------
                                                     DEC. 31,     DEC. 29,      DEC. 28,      DEC. 27,      DEC. 26,
                                                       1995         1996          1997          1998          1999
                                                       ----         ----          ----          ----          ----
REVENUES:
  HOTEL                                             $  44,144     $  57,528     $  71,945     $  69,240     $  66,188
  CONSTRUCTION AND DEVELOPMENT                         24,041         1,665             0            81        11,234
  FRANCHISING AND MANAGEMENT                            6,217         4,290         3,164         3,119         4,152
  SALE OF HOTELS                                        6,174             0             0             0             0
  PROFITS NOT RECOGNIZED ON INSTALLMENT SALES          (1,956)            0             0             0             0
                                                    ---------     ---------     ---------     ---------     ---------
        TOTAL OPERATING REVENUES                       78,620        63,483        75,109        72,440        81,574
COSTS AND EXPENSES:
  OPERATING EXPENSES:
    HOTEL                                              25,178        30,998        42,988        44,934        46,282
    CONSTRUCTION AND DEVELOPMENT                       10,096         1,200             0            71         9,826
    FRANCHISING AND MANAGEMENT                          2,861         3,255         2,301         2,393         2,420
    COST OF HOTELS SOLD                                 4,218             0             0             0             0
                                                    ---------     ---------     ---------     ---------     ---------
        TOTAL OPERATING EXPENSES                       42,353        35,453        45,289        47,398        58,528
                                                    ---------     ---------     ---------     ---------     ---------
  GENERAL AND ADMINISTRATIVE                            1,929         2,158         3,953         6,358         6,342
  RENT EXPENSE                                            784           861         1,991         9,838        13,530
  DEPRECIATION AND AMORTIZATION                         5,272         7,863        10,376         8,012         7,101
                                                    ---------     ---------     ---------     ---------     ---------
        INCOME FROM OPERATIONS                         28,282        17,148        13,500           834        (3,927)
OTHER INCOME (EXPENSES):
  INTEREST EXPENSE                                     (6,222)       (4,605)      (11,298)      (10,415)      (12,136)
  INTEREST INCOME                                       5,815         1,391         1,762         4,949         6,182
  GAIN ON SALE OF PROPERTY                                212           340         3,819        20,632        15,002
  OTHER INCOME                                            553         1,219           837           441           843
                                                    ---------     ---------     ---------     ---------     ---------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES, MINORITY INTEREST, EXTRAORDINARY
  ITEMS, AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING POLICY                                    28,640        15,493         8,620        16,441         5,964
INCOME TAXES                                          (10,529)       (5,598)       (2,259)       (6,581)       (1,909)
MINORITY INTEREST IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES & PARTNERSHIPS                            (351)         (423)         (173)         (647)       (1,910)
                                                    ---------     ---------     ---------     ---------     ---------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING POLICY                          17,760         9,472         6,188         9,213         2,145
DISCONTINUED OPERATIONS:
  INCOME (LOSS) FROM OPERATIONS OF RESTAURANT
    SUBSIDIARY DISPOSED OF, NET OF APPLICABLE
    INCOME TAXES & MINORITY INTEREST                      (75)            0             0             0             0
  GAIN ON DISPOSAL OF DISCONTINUED BUSINESS
    SEGMENT, NET OF INCOME TAX EFFECT                                    25           526             0             0
    EXTRAORDINARY LOSSES, NET OF INCOME TAX
      BENEFIT                                            (708)            0          (186)       (1,067)        2,394
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  POLICY, NET OF INCOME TAX EFFECT                          0             0        (1,164)            0             0
                                                    ---------     ---------     ---------     ---------     ---------
NET EARNINGS                                        $  16,977     $   9,497     $   5,364     $   8,146     $   4,539
                                                    =========     =========     =========     =========     =========
EARNINGS PER COMMON SHARE
  BASIC:
    EARNINGS FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING POLICY                $    2.16     $    1.15     $    0.75     $    1.12     $    0.33
                                                    =========     =========     =========     =========     =========
    NET EARNINGS                                    $    2.06     $    1.15     $    0.65     $    0.99     $    0.70
                                                    =========     =========     =========     =========     =========

  DILUTED:
    EARNINGS FROM CONTINUING OPERATIONS BEFORE
      EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT
      OF CHANGE IN ACCOUNTING POLICY                $    1.87     $    1.12     $    0.74     $    1.07     $    0.32
                                                    =========     =========     =========     =========     =========
    NET EARNINGS                                    $    1.80     $    1.12     $    0.64     $    0.95     $    0.67
                                                    =========     =========     =========     =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
  BASIC                                                 8,227         8,232         8,245         8,191         6,518
                                                    =========     =========     =========     =========     =========
  DILUTED                                              10,842        10,757         8,415         8,611         6,745
                                                    =========     =========     =========     =========     =========
BALANCE SHEET DATA:
  WORKING CAPITAL                                   $   4,786     $ (21,745)    $  54,120     $ (19,109)    $  12,655
  TOTAL ASSETS                                        220,790       263,709       299,877       295,001       270,314
  LONG-TERM DEBT AND CAPITALIZED LEASES                89,343       138,794       154,638       128,946       125,551
  SHAREHOLDERS' EQUITY                                 82,737        89,736        95,352        98,099        90,879

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

      The Company's hotel operations have been supplemented by contract revenues from construction and development of hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company's construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

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

PENDING PRIME TRANSACTION

      On March 16, 2000 the Company entered into a Sale and Purchase Agreement with Prime Hospitality Corp. ("Prime") that contemplates a series of transactions in which the Company will (i) sell to Prime all of the Company's interest in 20 Sumner Suites hotels currently leased from HPT Suite Properties Trust and operated by the Company, (ii) sell to HPT Suite Properties Trust which will lease to Prime all of the Company's interest in four Sumner Suites hotels currently owned and operated by ShoLodge, (iii) lease to Prime the remaining three Sumner Suites hotels currently owned and operated by the Company on terms similar to the existing lease agreement between the Company and HPT Suite Properties Trust and (iv) sell to Prime two undeveloped hotel sites. In addition, the agreement contemplates that Prime will engage the Company to construct an AmeriSuites hotel on each of the two undeveloped sites being purchased from the Company and to provide other future services to Prime.

      The Company expects to receive at closing approximately $54 million in cash and securities consisting of outstanding debt instruments of the Company currently held by Prime or an affiliate, future minimum annual rental payments of approximately $3 million, and future additional annual revenues for services to be provided to Prime in the future amounting to approximately $4 million per year. As a condition to the transfer of the assets to Prime, the Company will receive a release of its $14 million in cash currently securing its lease guaranty with HPT Suite Properties Trust (this is included in the $54 million cash at closing).

      If the Prime transaction closes as currently negotiated, the Company's hotel operations will be significantly reduced and the Company's development and construction activities will increase. The cash proceeds of the transaction will be used primarily to reduce indebtedness and to fund the Company's working capital needs.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

                                                           FISCAL YEAR ENDED
                                                           -----------------
                                                   DEC. 28,    DEC. 27,   DEC. 26,
                                                     1997        1998       1999
                                                     ----        ----       ----
Revenues:
  Hotel                                              95.8%       95.6%       81.1%
  Construction and development                        0.0%        0.1%       13.8%
  Franchising and management                          4.2%        4.3%        5.1%
      Total operating revenues                      100.0%      100.0%      100.0%
Costs and Expenses:
  Operating expenses:
    Hotel                                            57.2%       62.0%       56.7%
    Construction and development                      0.0%        0.1%       12.0%
    Franchising and management                        3.1%        3.3%        3.0%
                                                    -----       -----       -----
      Total operating expenses                       60.3%       65.4%       71.7%
                                                    -----       -----       -----
  General and administrative                          5.3%        8.8%        7.8%
  Rent expense                                        2.7%       13.6%       16.6%
  Depreciation and amortization                      13.8%       11.1%        8.7%
                                                    -----       -----       -----
        Income from operations                       18.0%        1.2%      (4.8)%
Other Income (expenses):
  Interest expense                                  (15.0)%     (14.4)%     (14.9)%
  Interest income                                     2.3%        6.8%        7.6%
  Gain on sale of property                            5.1%       28.5%       18.4%
  Other income                                        1.1%        0.6%        1.0%
                                                    -----       -----       -----
Earnings from Continuing Operations Before
  Income Taxes, Minority Interest, Extraordinary
  Items and Cumulative Effect of Change in
  Accounting Policy                                  11.5%       22.7%        7.3%
Income Taxes                                         (3.0)%      (9.1)%      (2.3)%
Minority Interest in Earnings of Consolidated
  Subsidiaries and Partnerships                      (0.2)%      (0.9)%      (2.3)%
                                                    -----       -----       -----
Earnings from Continuing Operations Before
  Extraordinary Items and Cumulative Effect of
  Change in Accounting Policy                         8.2%       12.7%        2.6%
Discontinued Operations:
   Gain on disposal of discontinued business
    segment, net of income tax effect                 0.7%        0.0%        0.0%
Extraordinary Losses, net of income tax benefit      (0.2)%      (1.5)%       2.9%
Cumulative Effect of Change in Accounting
  Policy, net of income tax effect                   (1.5)%       0.0%        0.0%
                                                    -----       -----       -----
  Net earnings                                        7.1%       11.2%        5.6%
                                                    =====       =====       =====

FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

      For the fiscal year ended December 26, 1999, total operating revenues increased 12.6% to $81.6 million from $72.4 million for the fiscal year ended December 27, 1998.

      Revenues from hotel operations in fiscal 1999 decreased by 4.4% to $66.2 million from $69.2 million for fiscal year 1998. For the 32 hotels opened for all of both years (same hotels), average daily room rates in 1999 increased 2.0% to $66.17 from $64.88 in 1998, while average occupancy rates decreased from 56.8% in 1998 to 55.1% in 1999, resulting in a total decrease in same hotel revenues per available room (RevPAR) of 1.1%, from $36.87 in 1998 to $36.47 in 1999. The remaining (non-same) hotels contributed $15.4 million to hotel revenues in 1999 compared with $18.0 million in 1998. The $15.4 million revenues from non-same hotels in 1999 was from ten (10) new hotels opened in 1998 and 1999. The $18.0 million revenues from non-same hotels in 1998 consisted of $2.6 million from six new hotels opened in 1998 and $15.4 million from 16 hotels which were sold in third quarter 1998.

      The Company owns and operates two hotel brands - Sumner Suites and Shoney's Inns. The 27 Sumner Suites hotels' RevPAR increased by 1.7% in 1999 over 1998, from $42.89 to $43.63. The 17 Sumner Suites same hotels' RevPAR increased by 3.4%, from $45.54 in 1998 to $47.10 in 1999. All future Company-owned hotels currently planned will be of the all-suites type. RevPAR for all Company-owned Shoney's Inns declined by 19.1% in 1999 from 1998, from $29.98 to $24.24. For this same period, RevPAR for the 15 Shoney's Inns which the Company currently owns, declined by 9.9% in 1999 from 1998, from $26.90 to $24.24. The decreases in the Shoney's Inns RevPAR were due primarily to increased competition from new hotels.

      Franchising and management revenues in fiscal 1999 increased by 33.1% from 1998, to $4.2 million in 1999 from $3.1 million in 1998. A settlement agreement entered into between the Company and an ex-franchisee whereby the ex-franchisee agreed to pay the Company $575,000 in cash and $200,000 each year for the next three years, resulted in the recognition of $1.2 million in franchising revenues in 1999. Exclusive of this non-recurring franchise revenue, the remaining franchising and management revenues declined by $143,000 from 1998 to 1999. This decrease was due primarily to the cancellation of reservation services by one hotel chain in the first half of 1999. At the end of fiscal 1999 there were 61 franchised Shoney's Inns in operation compared with 59 at the end of fiscal 1998. As of December 26, 1999, there were three franchised Shoney's Inns under construction scheduled to open in year 2000.

      Revenues from construction and development activities in 1999 were $11.2 million compared to only $81,000 in fiscal 1998. The 1999 revenues earned were from three hotel construction contracts being performed for third parties, one of which was still in progress at year-end. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

      Hotel operating expenses for fiscal 1999 increased by 3.0% to $46.3 million from $44.9 million in 1998. The sale of the 16 Shoney's Inns in third quarter 1998 accounted for a decrease of $8.6 million in hotel operating expenses from 1998 to 1999. The ten Sumner Suites hotels opened in 1998 and 1999 caused hotel operating expenses to increase by $8.6 million over 1998. Hotel operating expenses on the 32 same-hotels increased by $1.4 million, or 4.3%, in 1999 over 1998. The operating expenses as a percentage of operating revenues for this activity increased from 64.9% in 1998 to 69.9% in 1999. Operating expenses as a percentage of operating revenues on the 32 same hotels increased from 63.7% to 67.1% from 1998 to 1999. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll related costs, repairs and maintenance, regional general and administrative expenses, and security costs. Repairs and maintenance costs include the provisions to reserves for repairs and replacements on the leased properties, including the six added in June 1999. Regional administrative expenses increased as a result of increasing the number and quality of regional operations managers and their support staff in order to achieve more efficiency and consistency in hotel operations.

      Franchising and management operating expenses increased by $27,000, or 1.1%, from 1998 to 1999. Construction and development costs in 1999 were $9.8 million compared to only $71,000 in 1998. The costs incurred in 1999 were directly related to the revenues earned from the three third party construction contracts, one of which was still in progress at year end 1999.

      General and administrative expenses declined by $15,000, or 0.2%, from 1998 to 1999. Excluding charge-offs of pre-development costs for sites no longer deemed probable of development in the amounts of $623,000 in 1999 and $578,000 in 1998, general and administrative expenses declined by $60,000, or 1.0%, from 1998 to 1999.

      Rent expense increased by $3.7 million, or 37.5%, in 1999 from 1998. The increase was due to the increase in base rent due to additional hotels being sold and leased back in 1999 over 1998. The 1997 lease agreement was amended in June 1999 to add six Sumner Suites hotels to the lease effective June 29, 1999. The base rent on these six hotels from June 29, 1999, through December 26, 1999, was $3.6 million. Rent expense related to the 15 Company-owned Shoney's Inns decreased by $134,000, from $845,000 in 1998, to $711,000 in 1999, due primarily to the sale of the 16 Shoney's Inns in third quarter 1998, where the buyer assumed the lease obligations on those Inns acquired.

      Depreciation and amortization expenses decreased by $912,000 or 11.4%, from 1998 to 1999. The sale of the 16 Shoney's Inns in third quarter 1998 reduced depreciation in 1999 by $2.1 million from 1998. However, depreciation and amortization expense increased in 1999 over 1998 by $1.1 million due to the ten additional hotels opened in 1998 and 1999, net of the effect of the cessation of depreciation in June 1999 on the six hotels sold and leased back.

      Interest expense increased by $1.7 million, while interest income increased by $1.2 million from 1998 to 1999, for an increase of $489,000 in net interest expense. The increase in interest expense resulted from additional borrowings incurred in 1998 and 1999 for capital expenditures for ten new hotels, partially offset by interest expense reductions from the extinguishments of debt in third quarter 1998 associated with the hotels sold, and the extinguishments of debt in the second half of 1999 from the repurchase of $15.7 million of the Company's outstanding subordinated debt. The increase in interest income in 1999 over 1998 was due primarily to interest earned for a full year on mortgage notes receivable from the sale of the 16 hotels in third quarter 1998, which exceeded interest earned in 1998 from cash temporarily invested from the proceeds of the sale-leaseback transaction which occurred in the fourth quarter of 1997.

      The gain recognized on the sale of property in 1999 was $15.0 million compared with $20.6 million in 1998. $11.9 million of the $15.0 million recognized in 1999 was due to the recognition of previously deferred gains related to four of the 16 hotels sold in 1998, which was being recognized on the installment method of accounting. The other $3.1 million was from the sale in 1999 of land held for resale. The $20.6 million recognized in 1998 represented $20.4 million from the sale of the 16 hotels and $194,000 from the sale of land held for resale.

      Other income increased by $402,000, or 91.0%, in 1999 from 1998. Other income can vary widely from period to period due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships increased by $1.3 million from 1998 to 1999. The 1999 minority interests included $1.8 million which represented the 40% minority interest in $4.6 million of the gain on sale of property recognized in 1999 discussed above. This was partially offset by a decrease in minority interests due to other operating activities in which minority ownership was involved.

      The extraordinary gain from early extinguishments of debt in 1999 was the result of the repurchase of $12.6 million of the Company's previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs. The extraordinary loss from early extinguishments of debt in 1998 was a result of debt paid off in conjunction with the sale of 16 Shoney's Inns in 1998.

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

      Franchising and management operating expenses in 1998 increased by 4.0% to $2.4 million from $2.3 million in 1997. The increase was due primarily to increases in travel expenses, inspections cost and training expenses.

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

      In 1998, interest expense decreased by $833,000 while interest income increased by $3.2 million, for a total decrease in net interest expense of $4.1 million as compared with 1997. This reduction in net interest expense from 1997 to 1998 was primarily the result of (1) the sale-leaseback of 14 hotels in late 1997, the proceeds of which were used to reduce indebtedness and to invest in interest earning funds until needed for capital expenditures for new hotels, (2) the sale of 17 hotels in December

1997 and August 1998, the proceeds of which were used to reduce indebtedness and to invest in interest-earning funds until needed, and (3) interest earned on the seller-financed promissory notes resulting from the sales transactions.

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

      The extraordinary loss from early extinguishments of debt in 1998 was a result of debt paid off in conjunction with the sale of 16 hotels previously discussed. In 1997, the loss was a result of debt paid off in connection with the sale-leaseback transaction with a real estate investment trust. The cumulative effect of a change in accounting principle in 1997 represents the write-off of the unamortized balance of previously capitalized pre-opening costs as of the beginning of the 1997 fiscal year. Beginning with 1997, these costs are expenses as incurred.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's cash flows used in operating activities were $20.8 million in 1999, compared with $2.7 million in 1998 and $4.0 million in 1997. Earnings from continuing operations before extraordinary items and cumulative effect of change in accounting policy were $2.1 million in 1999, $9.2 million in 1998, and $6.2 million in 1997. Depreciation and amortization was $7.1 million, $8.0 million, and $11.0 million in 1999, 1998, and 1997, respectively, the declines each year being the result of the sale of properties in 1997, 1998, and 1999, in excess of new properties being opened during these years. The Company recognized $15.0 million and $20.6 million from gains on sale of property during 1999 and 1998, respectively, of which $11.9 million and $20.4 million during 1999 and 1998, respectively, was from the sale of 16 lodging facilities in 1998, a portion of which was deferred to 1999 under the installment method of accounting. The $3.8 million gain on sale of property in 1997 represented $2.2 million from the sale of one lodging facility and $1.6 million from the sale of land held for resale. The $1.9 million cash provided by minority interests in earnings of consolidated subsidiaries and partnerships in 1999 included $1.8 million from one partnership which sold one of the 16 lodging facilities in 1998 upon which the deferred gain was recognized in 1999 in the amount of $4.6 million. The construction contracts receivable and estimated earnings in excess of billings on construction contracts of $11.2 million in 1999, is due to two construction contracts for third parties, which are not billable until the projects are completed. A reduction of income taxes receivable of $1.4 million and $1.4 million in 1999 and 1998, respectively, provided cash flow in those years versus using cash in 1997. Decreases in income and other taxes payable, however, used cash of $1.7 million, $493,000, and $350,000, in 1999, 1998, and 1997, respectively. Decreases in accounts payable and accrued expenses used $1.8 million cash in 1999, compared with increases which provided cash in 1998 of $519,000, and decreases in 1997 which used $1.1 million. An increase in accounts receivable in 1999 used $1.6 million cash, compared with only $250,000 and $272,000 in 1998 and 1997, respectively.

      The Company's cash flows provided by investing activities were $55.9 million in 1999 and $58.1 million in 1997, whereas cash flows used by investing activities were $63.2 million in 1998. The Company collected $12.3 million from notes receivable in 1999, of which $12.2 million related to two hotel properties sold in 1997 and 1998. Proceeds from the sale of property and other assets were $70.9 million, $9.1 million, and $142.0 million in 1999, 1998, and 1997, respectively. These amounts in 1999 and 1997 include the net proceeds from the sale/leaseback of 14 hotels in 1997 and six hotels in 1999. The initial sale/leaseback transaction in 1997 provided net proceeds of approximately $137.0 million, with $28.0 million being held by the acquirer of the properties as security and guaranty deposits. In 1999, the original lease was amended to include an additional six hotels sold for $65.0 million and leased back. Additional security deposits of $7.3 million are being held by the acquirer of the properties on this second transaction. An additional $4.9 million in 1997 was provided from the sale of one other hotel and land held for resale. In 1998, the Company sold 16 hotels providing cash of $8.1 million. Various other properties were sold, providing an additional $1.0 million cash in 1998. In addition to the sale/leaseback transaction in 1999, several other parcels of land held for resale were sold for cash. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $20.1 million, $72.5 million, and $55.9 million in 1999, 1998, and 1997, respectively.

      Net cash used in financing activities was $34.2 million in 1999, compared with $9.8 million and $284,000 in 1998 and 1997, respectively. In September of 1997 the Company issued $35.0 million of 9.55% Senior Subordinated Notes, due 2007, Series B under the Company's $125 million shelf registration. Net proceeds from this issue was used to reduce the outstanding balances under the Company's revolving credit facilities. A portion of the net proceeds from the sale/leaseback of 14 hotels in 1997 was also used to pay off the balance of the revolving credit facilities, a bank line of credit loan, and approximately $10.5 million of furniture, fixture and equipment loans. Proceeds from the financing of new furniture, fixtures and equipment were approximately $4.0 million in 1997. In 1998, the Company sold 16 hotels, using a portion of the net proceeds to reduce indebtedness. The transaction also resulted in the write-off of deferred financing charges related to the debt paid off early, and distributions of $2.0 million to minority owners of two of the hotels sold. In 1998, the Company repurchased 784,000 shares of its common stock for $5.4 million, and in 1999, the Company repurchased 2.1 million shares of its common stock for $11.8 million pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $4.0 million of this debt for $2.5 million in 1999. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. As of the end of 1999, the Company had repurchased $8.6 million of these debt securities at a cost of $5.8 million. An additional $1.3 million of these debt securities has been repurchased since 1999 year-end at a cost of $839,000.

      The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale/leaseback transaction involving six of the Company's Sumner Suites hotels. The Company has established a new three-year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at
 .50% per annum. The Company incurred certain fees and expenses in association with closing and administering the credit facility. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 26, 1999, the Company had $12.0 million in borrowings outstanding under this credit facility, including the three-year term loan of $10.0 million.

      The Company also maintains a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of December 26, 1999, the Company had no borrowings outstanding under this credit facility.

      The Company opened six new Sumner Suites hotels in 1998 and four in 1999. As of the end of 1999, no Sumner Suites hotels were under construction. The Company has acquired four sites for future development, two of which will be sold to Prime as part of the pending transaction and the other two will likely be sold by the Company. In 1998 the Company decided to slow its aggressive development schedule of new Sumner Suites hotels. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

      Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning in 1999. Approximately $3.0 million of these notes were redeemed under this provision on December 1, 1999.

      In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites, the continued franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, an increase in developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months. If the pending Prime Transaction is completed, the Company will have additional cash resources that will likely be used to repay indebtedness and provide further working capital.

YEAR 2000 ISSUE

      The Company completed all Year 2000 readiness work and experienced no significant problems.

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

Disagreements:

      In connection with the audits of the Company's financial statements for the fiscal years ended December 28, 1997 and December 29, 1996, and during the subsequent unaudited interim periods since 1997 Deloitte & Touche LLP cited three disagreements on matters of accounting principles or practices which if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report. The disagreements as communicated to the Company's Audit Committee related to the 1997 (i) accounting for profits on certain real estate transactions, (ii) capitalization of general and administrative costs, and (iii) recording intercompany revenues for rooms rented to construction workers. The matter of accounting for profits on certain real estate transactions involved the question of the timing of earnings recognition and also the allocation of cost basis among various outparcels of land sold to third parties. The matter of capitalization of general and administrative costs concerned the method of allocating certain indirect costs, such as salaries and related employee benefits, utilities, telephone expense, printing and supplies, and other overhead expenses, to internal development costs to be capitalized. The matter of recording intercompany revenues for rooms rented to construction workers resulted from the Company's recording room revenues at the hotel properties earned from the construction company subsidiary of the Company during renovation or construction of Company-owned hotels. Management recorded adjustments relating to each of these transactions and also restated its financial statements for each of the quarters in fiscal 1997, as described in three Form 10-Q/A's filed on March 30, 1998 with the Securities and Exchange Commission; Deloitte & Touche LLP indicated that the disagreements were satisfactorily resolved. The Company's Audit Committee discussed each of these disagreements with Deloitte & Touche LLP. The Company authorized Deloitte & Touche LLP to respond fully to any successor independent auditing firm regarding each disagreement. Deloitte & Touche LLP cited no disagreements in this two year period regarding financial statement disclosure or auditing scope and procedures which if not resolved to the satisfaction of Deloitte & Touche LLP would have caused Deloitte & Touche LLP to make reference to the matter in their report. There were no disagreements on any types of matters described in Regulation S-K Item 304 in 1996 or in the subsequent unaudited interim periods since 1997.

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

                                      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                           PAGE
--------------------------------------------------------------------------------
(a)   1.    Financial Statements:

            The following Financial Statements are included herein:

            Independent Auditors' Report:
                  Report of Ernst & Young LLP                                  F-1
                  Report of Deloitte & Touche LLP                              F-2

            Consolidated Balance Sheets at December 27, 1998 and
              December 26, 1999                                          F-3 - F-4

            Consolidated Statements of Earnings for each of the
              three years in the period ended December 26, 1999          F-5 - F-6

            Consolidated Statements of Shareholders' Equity for
              each of the three years in the period ended
              December 26, 1999                                          F-7 - F-8

            Consolidated Statements of Cash Flows for each of the
              three years in the period ended December 26, 1999         F-9 - F-10

            Notes to consolidated financial statements                 F-11 - F-38

      2.    Financial Statement Schedules:
            Independent Auditors' Report:
                  Report of Ernst & Young LLP                                  S-1
                  Report of Deloitte & Touche LLP                              S-2
            Schedule II - Valuation and Qualifying Accounts                    S-3

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

EXHIBIT
NUMBER      EXHIBIT
-------------------
3(1)    --     Amended and Restated Charter. Incorporated by reference to the
               Company's Registration statement on Form S-1, Commission File No.
               33-44504, filed with the Commission on December 12, 1991

3(2)    --     Articles of Amendment to Charter creating Series A
               Subordinated Preferred Stock. Incorporated by reference to the
               Company's Registration Statement on Form 8-A filed with the
               Commission on July 3, 1997

3(3)    --     Articles of Amendment to Amended and Restated Charter dated
               September 8, 1997. Incorporated by reference to the Company's
               Annual Report on Form 10-K, filed with the Commission on April
               13, 1998

3(4)    --     Amended and Restated Bylaws. Incorporated by reference to the
               Company's Registration statement on Form S-1, Commission File No.
               33-44504, filed with the Commission on December 12, 1991

3(5)    --     Amendment to the Amended and Restated Bylaws adopted on July
               31, 1996. Incorporated by reference to the Company's Annual
               Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)    --     Amended and Restated Charter. Section 6 of the Amended and Restated
               Charter is included in Exhibit 3(1)

4(2)    --     Indenture dated as of June 6, 1994, by and between the
               Registrant and Third National Bank in Nashville, Tennessee,
               Trustee, relating to $54,000,000 in 7 1/2 Convertible
               Subordinated Debentures due 2004. Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File
               No. 33-77910, filed with the Commission on April 19, 1994

4(3)    --     Indenture dated as of November 15, 1996, by and between the
               Registrant and Bankers Trust Company, Trustee, relating to Senior
               Subordinated Notes. Incorporated by reference to the Company's
               Quarterly Report on Form 10-Q, filed with the Commission on
               November 20, 1996

4(4)    --     First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior Subordinated Notes due 2006, Series A.
               Incorporated by reference to the Company's Quarterly Report on
               Form 10-Q, filed with the Commission on November 20, 1996

4(5)    --     Second Supplemental Indenture dated as of September 25, 1997
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

EXHIBIT
NUMBER                      EXHIBIT
-----------------------------------
10(1)    --    Amended and Restated Partnership Agreement of Demonbreun Hotel
               Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No.
               33-44504, filed with the Commission on December 12, 1991

10(2)    --    Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated
               December 31, 1987. Incorporated by reference to the Company's
               Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(3)    --    Partnership Agreement of Shoney's Inn of Atlanta, N.E., dated December
               26, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
               Commission on December 12, 1991

10(4)    --    Partnership Agreement of Shoney's Inn of Stockbridge, dated December
               26, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
               Commission on December 12, 1991

10(5)    --    Joint Venture Agreement of Atlanta Shoney's Inns Joint Venture, dated
               May 4, 1988. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
               Commission on December 12, 1991

10(6)    --    Amended and Restated Limited Partnership Agreement of Shoney's Inns of
               Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the
               Company's Registration statement on Form S-1, Commission File No.
               33-44504, filed with the Commission on December 12, 1991

10(7)    --    Second Amended and Restated Limited Partnership Agreement of
               Shoney's Inn of Bossier City, Ltd., dated January 1, 1987.
               Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the
               Commission on December 12, 1991

10(8)    --    Second Amended and Restated Limited Partnership Agreement of Shoney's
               Inn of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company's Registration statement on Form S-1,
               Commission File No. 33-44504, filed with the Commission on December 12,
               1991

10(9)    --    1991 Stock Option Plan. Incorporated by reference to the Company's
               Registration statement on Form S-8, filed with the Commission on June
               24, 1997

10(10)   --    First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company's Registration statement on Form S-8, filed with the
               Commission on June 24, 1997

10(11)   --    Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company's Registration statement on Form S-8, filed with the
               Commission on June 24, 1997

10(12)   --    Key Employee Supplemental Income Plan. Incorporated by
               reference to the Company's Registration statement on Form S-1,
               Commission File No. 33-44504, filed with the Commission on
               December 12, 1991

10(13)   --    License Agreement, dated October 25, 1991, by and among the Registrant,
               Shoney's Investments, Inc. and ShoLodge Franchise Systems, Inc.
               Incorporated by reference to the Company's Registration statement on
               Form S-1, Commission File No. 33-44504, filed with the Commission on
               December 12, 1991

10(14)   --    Amendment No. 1 to License Agreement, dated September 16, 1992 by and among Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
               the Registrant. Incorporated by reference to the Company's Annual
               Report on Form 10-K, filed with the Commission on March 29, 1993

10(15)   --    Amendment No. 2 to License Agreement, dated March 18, 1994 by and among
               Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
               Registrant. Incorporated by reference to the Company's Annual Report on
               Form 10-K, filed with the Commission on March 28, 1994

10(16)   --    Amendment No. 3 to License Agreement, dated March 13, 1995 by and among
               Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and the
               Registrant. Incorporated by reference to the Company's Annual Report on
               Form 10-K, filed with the Commission on April 11, 1995

10(17)   --    Amendment No. 4 to License Agreement, dated June 26, 1996, by and among
               Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
               Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 28, 1996

10(18)   --    Amendment No. 5 to License Agreement, dated October 25, 1996, by and among Shoney's Investments, Inc., ShoLodge Franchise Systems, Inc. and
               Registrant. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

10(19)   --    Agreement dated March 15, 1994 between ShoLodge Franchise Systems, Inc.
               and Shoney's of Knoxville, Inc. Incorporated by reference to the
               Company's Annual Report on Form 10-K, filed with the Commission on
               March 28, 1994

10(20)   --    Credit Agreement dated as of April 30, 1997 by and among the Registrant and certain Subsidiaries of the Registrant, as Borrowers, and the
               Lenders referred to therein, First Union National Bank of Tennessee, as
               Administrative Agent, and NationsBank of Tennessee, as Co-Agent.
               Incorporated by reference to the Company's Quarterly Report on Form
               10-Q, filed with the Commission on August 27, 1997

10(21)   --    Joinder Agreement Number 1 to the Credit Agreement, dated as of June
               11, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27, 1997

10(22)   --    First Amendment to Credit Agreement, dated as of January 16, 1998, by and among the Registrant and certain subsidiaries of the Registrant, as
               Borrower, the Lenders referred to therein, First Union National Bank of
               Tennessee, as Administrative Agent, and NationsBank of Tennessee, as
               Co-Agent.  Incorporated by reference to the Company's Annual Report on
               Form 10-K, filed with the Commission on April 13, 1998

10(23)   --    Second Amendment and Waiver Agreement to Credit Agreement dated as of
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

10(23)   --    Pledge and Security Agreement dated as of October 21, 1998, by the
               Registrant and certain subsidiaries, as Pledgors, and First Union
               National Bank as Administrative Agent.  Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18, 1998

10(24)   --    Letter Agreement dated April 9, 1999 between First Union
               National Bank (f/k/a First Union National Bank of Tennessee) as
               Administrative Agent, the Registrant, et al. Incorporated by
               reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on June 2, 1999.

10(25)   --    Rights Agreement between the Registrant and SunTrust, Atlanta, as
               Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the
               Commission on July 3, 1997

10(26)   --    Purchase and Sale Agreement by and between the Registrant and certain of its Affiliates, as Sellers, and Hospitality Properties Trust, as
               Purchaser, dated October 24, 1997. Incorporated by reference to the
               Company's Current Report on Form 8-K, filed with the Commission on
               November 13, 1997

10(27)   --    Agreement to Lease between Hospitality Properties Trust and the
               Registrant dated October 24, 1997. Incorporated by reference to the
               Company's Current Report on Form 8-K, filed with the Commission on
               November 13, 1997

10(28)   --    Form of Lease Agreement to be entered into between certain Affiliates of the Registrant, as Tenant, and Hospitality Properties Trust, as
               Landlord. Incorporated by reference to the Company's Current Report on
               Form 8-K, filed with the Commission on November 13, 1997

10(29)   --    Form of Security Agreement to be entered into between certain
               Affiliates of the Registrant, as Tenant, and Hospitality Properties
               Trust, as Secured Party. Incorporated by reference to the Company's
               Current Report on Form 8-K, filed with the Commission on November 13,
               1997

10(30)   --    Form of Assignment and Security Agreement to be entered into between certain Affiliates of the Registrant, as Assignor, and Hospitality
               Properties Trust, as Assignee. Incorporated by reference to the
               Company's Current Report on Form 8-K, filed with the Commission on
               November 13, 1997

10(31)   --    Form of Stock Pledge Agreement to be entered into between the
               Registrant, as Pledgor, and Hospitality Properties Trust, as Secured
               Party. Incorporated by reference to the Company's Current Report on
               Form 8-K, filed with the Commission on November 13, 1997

10(32)   --    Form of Limited Guaranty Agreement to be entered into by the
               Registrant, as Guarantor, for the benefit of Hospitality Properties
               Trust. Incorporated by reference to the Company's Current Report on
               Form 8-K, filed with the Commission on November 13, 1997


10(33)   --    Letter between Hospitality Properties Trust and the Registrant dated
               November 19, 1997. Incorporated by reference to the Company's Current
               Report on Form 8-K, filed with the Commission on December 3, 1997

10(34)   --    Motel Purchase Agreement made as of July 22, 1998.  Incorporated by reference to the Company's Current Report on Form 8-K, filed with the
               Commission on September 18, 1998

10(35)   --    First Amendment to Motel Purchase Agreement made as of July 22, 1998.
               Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 18, 1998

10(36)   --    Purchase and Sale Agreement by and between the Registrant and certain of its Affiliates, as Sellers, and HPT Suite Properties
               Trust, as Purchaser, dated June 29, 1999. Incorporated by
               reference to the Company's Current Report on Form 8-K, filed with the Commission on July 14, 1999.

10(37)   --    Agreement to Lease between HPT Suite Properties Trust and
               Suite Tenant, Inc., dated June 29, 1999. Incorporated by
               reference to the Registrant's Current Report on Form 8-K, filed with the Commission on July 14, 1999.

10(38)   --    Second Amendment to Lease Agreement and First Amendment to
               Incidental Documents entered into between Hospitality Properties
               Trust, the Registrant and Suite Tenant, Inc., dated June 29,
               1999. Incorporated by reference to the Registrant's Current
               Report on Form 8-K, filed with the Commission on July 14, 1999.

10(39)   --    Loan and Security Agreement ben and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and
               Foothill Capital Corporation, as Agent, dated as of August 27,
               1999. Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1999, filed with the Commission on September 28, 1999.

10(40)   --    Sale and Purchase Agreement between the Registrant and Prime
               Hospitality Corp., dated as of March 16, 2000.*

21       --    Subsidiaries of the Registrant*

23(1)    --    Consent of Ernst & Young LLP*

23(2)    --    Consent of Deloitte & Touche LLP*

27       --    Financial Data Schedule*

* Filed herewith

(b) No reports on Form 8-K were filed during the fourth quarter ended December 26, 1999.

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

                                         SHOLODGE, INC.

Date: March 27, 2000                     /s/ Leon Moore
                                         -----------------------
                                         Leon Moore
                                         Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
-------------------------------------------------------------------------------
/s/ Leon Moore             President, Chief Executive            March 27, 2000
----------------------     Officer, Principal Executive
Leon Moore                 Officer, Director

/s/ Bob Marlowe            Secretary, Treasurer, Chief           March 27, 2000
----------------------     Financial Officer, Chief
Bob Marlowe                Accounting Officer, Principal
                           Accounting Officer, Director

/s/ Richard L. Johnson     Executive Vice President,             March 27, 2000
----------------------     Director
Richard L. Johnson

/s/ Earl H. Sadler         Director                              March 27, 2000
----------------------
Earl H. Sadler

/s/ Helen L. Moskovitz     Director                              March 27, 2000
----------------------
Helen L. Moskovitz

                         Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc and subsidiaries at December 26, 1999 and December 27, 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                          ERNST & YOUNG LLP

Atlanta, Georgia
March 17, 2000

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee

We have audited the consolidated statements of earnings, shareholders' equity and cash flows of ShoLodge, Inc. and subsidiaries (the "Company") for the year ended December 28, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of the operations of ShoLodge, Inc. and subsidiaries and their cash flows for the year ended December 28, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements the Company changed its method of accounting for pre-opening costs for the year ended December 28, 1997.


/s/ Deloitte & Touche LLP


Nashville, Tennessee
April 1, 1998

                         ShoLodge, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                        DECEMBER 26,      DECEMBER 27,
                                                            1999              1998
                                                       -------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                           $   3,386,937     $   2,480,984
   Restricted cash                                         1,605,513           701,484
   Accounts receivable -
     Trade, net of allowance for doubtful accounts
       of $459,869 and $642,780 for 1999 and
       1998, respectively                                  4,853,252         3,251,104
     Construction contracts                                7,674,104                --
     Costs and estimated earnings in excess of
        billings on construction contracts                 3,588,071            27,799
   Income taxes receivable                                 3,335,543         4,775,686
   Prepaid expenses                                          573,064           519,534
   Notes receivable, net                                     468,762         3,363,394
   Other current assets                                      441,023           443,967
                                                       --------------------------------
Total current assets                                      25,926,269        15,563,952

Notes receivable, net                                     60,887,262        58,390,170

Property and equipment                                   148,698,134       187,360,706
Less accumulated depreciation and amortization           (23,821,643)      (20,335,047)
                                                       --------------------------------
                                                         124,876,491       167,025,659

Land under development or held for sale                    9,186,608         9,556,720

Deferred charges, net                                      8,407,623         9,201,837
Deposits on sale/leaseback                                35,280,000        28,000,000
Deferred tax asset                                                --           127,035
Intangible assets                                          3,122,173         3,290,162
Other assets                                               2,627,487         3,845,824
                                                       --------------------------------
                                                       $ 270,313,913     $ 295,001,359
                                                       ================================

                         Sholodge, Inc and Subsidiaries
                    Consolidated Balance Sheets (continued)


                                                        DECEMBER 26,         DECEMBER 27,
                                                           1999                 1998
                                                      ------------------------------------

LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses               $   9,594,955       $  11,438,292
   Taxes payable other than on income                      1,448,602           1,636,220
   Current portion of long-term debt and
     capitalized lease obligations                         2,227,929          21,597,951
                                                       ----------------------------------
Total current liabilities                                 13,271,486          34,672,463

Long-term debt and capitalized lease obligations,
   less current portion                                  125,550,557         128,945,784
Deferred income taxes                                      2,089,297                  --
Deferred gain on sale/leaseback                           36,307,820          30,158,244
Deferred credits                                           1,283,605           2,368,523
Minority interests in equity of consolidated
   subsidiaries and partnerships                             932,809             757,311
                                                       ----------------------------------
Total liabilities                                        179,435,574         196,902,325

Shareholders' equity:
   Preferred stock (no par value; 1,000,000 shares
     authorized; no shares issued)                                --                  --
   Series A redeemable nonparticipating stock (no
     par value; 1,000 shares authorized; no
     shares issued)                                               --                  --
   Common stock (no par value; 20,000,000 shares
     authorized, 5,372,578 and 7,472,310 shares
     issued and outstanding as of December 26, 1999
     and December 27, 1998, respectively)                      1,000               1,000
   Additional paid-in capital                             42,484,275          42,433,395
   Retained earnings                                      65,512,322          60,973,496
   Unrealized gain on securities available-for-sale,
     net of income taxes                                      80,321              67,704
   Less treasury stock, at cost, 2,897,300 and
      784,000 shares in 1999 and 1998, respectively      (17,199,579)         (5,376,561)
                                                       ----------------------------------
Total shareholders' equity                                90,878,339          98,099,034
                                                       ----------------------------------
                                                       $ 270,313,913       $ 295,001,359
                                                       ==================================


See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                                                             YEAR ENDED
                                                       ------------------------------------------------------
                                                         DECEMBER 26,       DECEMBER 27,       DECEMBER 28,
                                                            1999               1998               1997
                                                       -----------------------------------------------------
Revenues:
   Hotel                                                $ 66,187,974       $ 69,240,264       $ 71,944,716
   Franchising and management                              4,151,550          3,118,789          3,163,938
   Construction and development                           11,234,378             81,077                 --
                                                        ---------------------------------------------------
Total revenues                                            81,573,902         72,440,130         75,108,654

Cost and expenses:
   Operating expenses:
     Hotel                                                46,281,773         44,933,620         42,987,647
     Franchising and management                            2,419,700          2,392,978          2,301,401
     Construction and development                          9,825,958             71,351                 --
                                                        ---------------------------------------------------
Total operating expenses                                  58,527,431         47,397,949         45,289,048

   General and administrative                              6,342,439          6,357,877          3,952,603
   Rent expense, net                                      13,530,020          9,838,105          1,991,400
   Depreciation and amortization                           7,100,525          8,012,436         10,376,484
                                                        ---------------------------------------------------
   Income (loss) from operations                          (3,926,513)           833,763         13,499,119

Other income (expenses):
   Interest expense                                      (12,136,415)       (10,414,876)       (11,298,126)
   Interest income                                         6,182,084          4,949,404          1,762,450
   Gain on sale of property                               15,001,716         20,631,641          3,818,692
   Other income                                              843,047            441,292            837,611
                                                        ---------------------------------------------------

Earnings from continuing operations before
   income taxes, minority interests, extraordinary
   items, and cumulative effect of change in
   accounting policy                                       5,963,919         16,441,224          8,619,746
Income taxes                                              (1,909,000)        (6,581,000)        (2,259,000)
Minority interests in earnings of consolidated
   subsidiaries and partnerships                          (1,909,605)          (647,407)          (172,710)
                                                        ---------------------------------------------------
Earnings from continuing operations before
   extraordinary items and cumulative
   effect of change in accounting policy                   2,145,314          9,212,817          6,188,036

Discontinued operations:
   Gain on disposal of discontinued business
     segment, net of income tax provision of
     $287,000 for 1997                                            --                 --            526,000


                         ShoLodge, Inc. and Subsidiaries



                                                                                 YEAR ENDED
                                                       ----------------------------------------------------------------
                                                          DECEMBER 26,          DECEMBER 27,          DECEMBER 28,
                                                              1999                  1998                  1997
                                                       ----------------------------------------------------------------
Extraordinary gain (loss) on early extinguishment
   of debt, net of income tax effect of
   $(1,467,000), $600,000 and $101,000 for 1999,
   1998 and 1997, respectively                               2,393,512         (1,066,466)           (186,124)

Cumulative effect of change in accounting policy,
   net of income tax benefit of $691,000 in 1997                    --                 --          (1,164,114)
                                                         -----------------------------------------------------
Net earnings                                             $   4,538,826      $   8,146,351       $   5,363,798
                                                         =====================================================

Net earnings per common share:
   Basic:
     Continuing operations before extraordinary
       items and cumulative effect                       $        0.33      $        1.12       $        0.75
     Discontinued operations                                        --                 --                0.06
     Extraordinary gain (loss)                                    0.37              (0.13)              (0.02)
     Cumulative effect of change in accounting
       policy                                                       --                 --               (0.14)
                                                         -----------------------------------------------------
Net earnings                                             $        0.70      $        0.99       $        0.65
                                                         =====================================================

Diluted:
   Continuing operations before extraordinary items
     and cumulative effect                               $        0.32      $        1.07       $        0.74
   Discontinued operations                                          --                 --                0.06
    Extraordinary gain (loss)                                     0.35              (0.12)              (0.02)
   Cumulative effect of change in accounting policy                 --                 --               (0.14)
                                                         -----------------------------------------------------
Net earnings                                             $        0.67      $        0.95       $        0.64
                                                         =====================================================

Weighted average common shares outstanding:
   Basic                                                     6,517,717          8,190,593           8,244,572
                                                         =====================================================
   Diluted                                                   6,744,835          8,611,401           8,414,955
                                                         =====================================================

Pro forma amounts assuming the change in
   accounting policy is applied retroactively:
     Earnings from continuing operations before
       extraordinary item                                                                       $   6,188,036
     Earnings per share:
       Basic                                                                                             0.75
       Diluted                                                                                           0.74
     Net earnings                                                                                   6,527,912
       Net earnings per share:
       Basic                                                                                             0.79
       Diluted                                                                                           0.78


See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

     Years ended December 26, 1999, December 27, 1998 and December 28, 1997


                                           SERIES A REDEEMABLE
                                         NONPARTICIPATING STOCK            COMMON STOCK           ADDITIONAL
                                       ------------------------------------------------------      PAID-IN
                                         SHARES       AMOUNT          SHARES          AMOUNT       CAPITAL
                                       -----------------------------------------------------------------------

Balance, December 29, 1996                 --      $        --       8,233,318       $1,000      $42,212,042
   Exercise of stock options, net          --               --          22,492           --          219,478
   Net earnings                            --               --              --           --               --
   Change in unrealized gain on
     securities available-for-sale,
     net of income taxes                   --               --              --           --               --
                                        ---------------------------------------------------------------------
Balance, December 28, 1997                 --               --       8,255,810        1,000       42,431,520
   Exercise of stock options, net          --               --             500           --            1,875
   Net earnings                            --               --              --           --               --
   Change in unrealized gain on
     securities available-for-sale,
     net of income taxes                   --               --              --           --               --
   Repurchased                             --               --        (784,000)          --               --
                                        ---------------------------------------------------------------------
Balance, December 27, 1998                 --               --       7,472,310        1,000       42,433,395
   Exercise of stock options, net          --               --          13,568           --           50,880
   Net earnings                            --               --              --           --               --
   Change in unrealized gain on
     securities available-for-sale,
     net of income taxes                   --               --              --           --               --
   Repurchased                             --               --      (2,113,300)          --               --
                                        ---------------------------------------------------------------------
Balance, December 26, 1999                 --      $        --       5,372,578       $1,000      $42,484,275
                                        =====================================================================


                         ShoLodge, Inc. and Subsidiaries

     Years ended December 26, 1999, December 27, 1998 and December 28, 1997


                                                              UNREALIZED GAIN
                                                              ON SECURITIES        COST OF
                                                              AVAILABLE-FOR-       COMMON
                                              RETAINED        SALE, NET OF         SHARES
                                              EARNINGS        INCOME TAXES       REPURCHASED          TOTAL
                                            --------------------------------------------------------------------

Balance, December 29, 1996                  $47,463,347      $    59,739       $         --       $ 89,736,128
   Exercise of stock options, net                    --               --                 --            219,478
   Net earnings                               5,363,798               --                 --          5,363,798
   Change in unrealized gain on
     securities available-for-sale,
     net of income taxes                             --           32,568                 --             32,568
                                            -------------------------------------------------------------------
Balance, December 28, 1997                   52,827,145           92,307                 --         95,351,972
   Exercise of stock options, net                    --               --                 --              1,875
   Net earnings                               8,146,351               --                 --          8,146,351
   Change in unrealized gain on
        securities available-for-sale,
        net of income taxes                          --          (24,603)                --            (24,603)
   Repurchased                                       --                          (5,376,561)        (5,376,561)
                                            -------------------------------------------------------------------
Balance, December 27, 1998                   60,973,496           67,704         (5,376,561)        98,099,034
  Exercise of stock options, net                     --               --                 --             50,880
   Net earnings                               4,538,826               --                 --          4,538,826
   Change in unrealized gain on
     securities available-for-sale,
     net of income taxes                             --           12,617                 --             12,617
   Repurchased                                       --               --        (11,823,018)       (11,823,018)
                                            -------------------------------------------------------------------
Balance, December 26, 1999                  $65,512,322      $    80,321       $(17,199,579)      $ 90,878,339
                                            ===================================================================



See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                               YEAR ENDED
                                                         ------------------------------------------------------
                                                            DECEMBER 26,       DECEMBER 27,       DECEMBER 28,
                                                               1999               1998               1997
                                                         ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations before
   extraordinary items and cumulative effect of
   change in accounting policy                            $  2,145,314       $  9,212,817       $   6,188,036
Adjustments to reconcile earnings from continuing
   operations before extraordinary items and
   cumulative effect of change in accounting
   policy to net cash (used in) provided by
   operating activities:
     Gain from discontinued operations                              --                 --             813,000
     Extraordinary gain (loss) on early
       extinguishment of debt                                3,860,512         (1,666,466)           (287,124)
     Depreciation and amortization                           7,100,525          8,012,436          11,034,031
     Accretion of discount on securities held to
       maturity                                                     --           (442,427)           (691,175)
     Recognition of previously deferred profit              (5,140,869)        (1,850,364)         (1,194,555)
     Gain on sale of property and other assets             (15,001,716)       (20,631,641)         (3,818,692)
     Deferred income tax provision                           2,216,333          4,289,965          (8,831,039)
     Minority interests in earnings of consolidated
       subsidiaries and partnerships                         1,909,605            647,407             172,710
     Changes in assets and liabilities:
       Increase in restricted cash                            (904,029)          (205,484)           (496,000)
       Increase in trade receivables                        (1,602,148)          (250,480)           (272,466)
       Increase in construction contract receivables        (7,674,104)                --                  --
       Increase in cost and estimated earnings in
           excess of billings on construction
           contracts                                        (3,560,272)                --                  --
       Decrease (increase) in income taxes
         receivable                                          1,440,143          1,356,468          (6,132,154)
       (Increase) decrease in prepaid expenses                 (53,530)            13,164             (60,875)
       (Increase) decrease in other assets                  (1,996,952)        (1,220,791)          1,066,360
       (Decrease) increase in accounts payable and
         accrued expenses                                   (1,843,337)           518,580          (1,126,003)
       Decrease in income and other taxes payable           (1,662,354)          (492,538)           (349,950)
                                                          ----------------------------------------------------
Net cash used in operating activities                      (20,766,879)        (2,709,354)         (3,985,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments from notes receivable                              12,317,668            174,424                  --
Capital expenditures                                       (20,101,074)       (72,473,490)        (55,907,485)
Proceeds from sale of property and other assets             70,915,913          9,089,264         141,959,540
Deposits on sale/leaseback of hotels                        (7,280,000)                --         (28,000,000)
                                                          ----------------------------------------------------
Net cash provided by (used in) investing activities         55,852,507        (63,209,802)         58,052,055


                         ShoLodge, Inc. and Subsidiaries


                                                                              YEAR ENDED
                                                         ------------------------------------------------------
                                                            DECEMBER 26,      DECEMBER 27,        DECEMBER 28,
                                                               1999              1998                1997
                                                        -------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease (increase) in deferred loan financing
   charges                                                     457,712          1,236,761          (2,353,085)
Proceeds from long-term debt                                26,149,754         25,300,000         124,207,614
Payments on long-term debt                                 (48,681,641)        (8,758,117)       (120,946,562)
Payments on capitalized lease obligations                     (233,362)          (603,743)           (642,719)
Distributions to minority interests                           (100,000)        (2,009,580)           (201,148)
Exercise of stock options                                       50,880              1,875             219,478
Purchase of treasury stock                                 (11,823,018)        (5,376,561)                 --
                                                          ----------------------------------------------------
Net cash (used in) provided by financing activities        (34,179,675)         9,790,635             283,578

Net increase (decrease) in cash and cash equivalents           905,953        (56,128,521)         54,349,737

Cash and cash equivalents at beginning of year               2,480,984         58,609,505           4,259,768
                                                          ----------------------------------------------------
Cash and cash equivalents at end of year                  $  3,386,937       $  2,480,984       $  58,609,505
                                                          ====================================================



See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Years ended December 26, 1999, December 27, 1998 and December 28, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The business activities of ShoLodge, Inc. and subsidiaries (the "Company") are composed primarily of owning, franchising, operating and constructing lodging facilities. Presently there are two brands, Sumner Suites and Shoney's Inns. As of December 26, 1999, the Company derives its hotel revenues from both brands from 22 owned properties and 20 leased properties located in 13 states across the United States. Of these 42 properties, 13 are located in Texas and 7 are located in Georgia. No other state has more than three properties. A summary of the significant accounting policies used in the preparation of the accompanying consolidated financial statements follows.

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

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash represents $200,000 at one of the Company's major banks and the balance is the cash funded in a reserve account as provided for in the lease agreement on the sale/leaseback transaction (see Note 12) to cover the cost of replacement, renewals, certain repairs and maintenance, major repairs, alteration improvements, and renewals or replacements to the hotels' buildings, furnishings, fixtures and equipment. The Company is required to add to the account each year by a percentage of total annual hotel sales as defined in the lease agreement. The applicable percentage was 3% in 1998, 4% in 1999 (3% for four of the properties) and 5% will be each year thereafter during the term of the lease (4% for four of the properties for 2000). The disbursements from this fund are restricted to the above-listed uses as defined in the lease agreement.

Accounts Receivable from Construction Contracts include billed amounts earned on construction contracts open at the date of the balance sheet. Revenues and costs in 1999 include approximately $515,000 related to unexecuted change orders. Costs and estimated earnings in excess of billings on construction contracts were not billable to customers at the date of the balance sheet. As of December 26, 1999, construction amounts receivable were primarily from two contracts with the same third party customer ($10,978,000 of the total of $11,262,000).

Property and Equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 28, 1997, December 27, 1998 and December 26, 1999 were approximately $3,485,000, $3,219,000, and $2,004,000, respectively. Preopening costs are expensed as incurred effective at the beginning of fiscal year 1997 (See Note 2).

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Land Under Development or Held For Sale consists of land adjacent to Company-owned hotels. The Company actively develops these sites to enhance the profitability of the hotels.

Deferred Charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. In addition, deferred charges include costs incurred in amending the Company's franchise license agreement, which is being amortized on the straight-line method over twenty years. Accumulated amortization totaled $3,541,811 and $3,967,041 as of December 27, 1998 and December 26, 1999,
respectively.

Investments. The Company's investment securities have been classified as either available-for-sale or held to maturity. The available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity. The held-to-maturity securities are carried at amortized cost.

Intangible Assets include excess of cost over fair value of net assets acquired (goodwill) in the amount of $2,837,019 at December 27, 1998 and $2,687,045 at December 26, 1999, respectively, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $912,306 and $1,062,279, as of 1998 and 1999, respectively. In addition, costs of trademark are included in the amount of $453,143 and $435,128 as of 1998 and 1999, respectively, and are amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $33,620 and $56,812 as of 1998 and 1999, respectively.

Other Assets include the long-term portion of notes receivables, cash surrender value of life insurance, non-current portion of direct financing leases, securities available for sale, and base linens stock. Base linens stock is amortized to fifty percent of its initial cost on a straight-line basis over a thirty-six month period.

                         ShoLodge, Inc. and Subsidiaries

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Asset Impairment. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indications of impairment are present and the estimated fair value less costs to sell is less than their carrying amount.

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $2,988,000, $2,311,000 and $1,920,000 for the years ended December 28, 1997, December 27, 1998 and December 26, 1999, respectively.

Income Taxes. The Company uses the liability method to account for income taxes.

Revenues from hotel operations are recognized as services are rendered. Construction and development revenues from fixed-price and modified fixed-price construction contracts, are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. This method is used because management considers it to be the best available measure of progress on these contracts. Franchising and management revenues are recognized as earned. Profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement.

Earnings Per Common Share for all periods has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings by weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 6 for a reconciliation of basic and diluted earnings per share.

                         ShoLodge, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 8 for pro forma disclosures using the fair value method as described in SFAS No. 123, Accounting for Stock-Based Compensation.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas. Notes receivable are from a group of affiliated companies which acquired and operate the 16 hotels described in Note 13.

Comprehensive Income. Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity for the years ended December 26, 1999, December 27, 1998 and December 28, 1997.


                                               1999         1998          1997
                                            ------------------------------------
Net unrealized gain (loss) on securities
   available for sale                        $13,000      $(25,000)      $33,000


Reclassifications. Certain reclassifications have been made in the 1997 and 1998 consolidated financial statements to conform to the classifications used in 1999.

                         ShoLodge, Inc. and Subsidiaries

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

On December 29, 1997, the Company adopted the practice of capitalizing only directly identifiable internal costs of identifying and acquiring commercial properties to be developed in accordance with Emerging Issues Task Force ("EITF") Issue No. 97-11, "Accounting for Internal Costs Relating to Real Estate Property Acquisitions." The implementation of this EITF resulted in increased operating costs of approximately $1,353,000 and $835,000 in 1998 and 1999, respectively.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of:



                                                      DECEMBER 26,     DECEMBER 27,
                                                         1999             1998
                                                   ---------------------------------

  Land and improvements                             $  25,799,108     $  36,842,353
  Buildings and improvements                           91,250,926       100,989,405
  Furniture, fixtures and equipment                    29,209,987        29,686,485
  Equipment under capitalized leases                    1,596,278         2,103,182
  Construction in progress                                841,835        17,739,281
                                                    --------------------------------
                                                      148,698,134       187,360,706

  Less accumulated depreciation and amortization      (23,821,643)      (20,335,047)
                                                    --------------------------------
                                                    $ 124,876,491     $ 167,025,659
                                                    ================================


                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of:


                                                           1999             1998
                                                     -------------------------------
  Industrial revenue bonds, due in varying
     amounts through 2017                            $   3,055,000     $   3,120,000
  7.50% Convertible subordinated debentures             50,004,000        54,000,000
  9.75% Series A senior subordinated notes              28,909,000        33,021,000
  9.55% Series B senior subordinated notes              27,112,000        34,995,000
  Bank credit facility                                  12,000,000        20,300,000
  Notes payable - bank and other, bearing interest
     at 7.50% to 8.94%, due in varying amounts
     through 2003                                        6,505,571         4,497,859

  Notes payable - due in varying amounts
     through 2000                                            3,324            41,745

  Capitalized lease obligations                            189,591           568,131
                                                     --------------------------------
                                                       127,778,486       150,543,735
  Less current portion                                  (2,227,929)      (21,597,951)
                                                     --------------------------------
                                                     $ 125,550,557     $ 128,945,784
                                                     ================================


The Industrial Revenue Bonds ("IRBs") and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $12 million at December 26, 1999. Additionally, the IRBs, are collateralized by irrevocable letters of credit and are guaranteed by the Company. The interest rate on the IRBs is a variable rate reset weekly by the remarketing agent (5.01% at December 26, 1999).

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

The Company's 7.50% convertible subordinated debentures mature in May 2004 with interest payable in semi-annual installments. The debentures are convertible at any time before maturity, unless previously redeemed, into common stock of the Company at a conversion price of $23.31 per share, subject to adjustment. The debentures are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness, as defined in the debentures. The Company, at its option, can redeem the bonds beginning in May 1997 at 105.25% of par, declining .75% each year thereafter to par in May 2004.

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

In 1998 and 1997, the Company had an unsecured, three-year revolving credit facility with a group of five banks. The credit facility matured June 30, 1999, and the outstanding balance of $25.2 million was repaid in full on June 29, 1999. The interest rate on this credit facility was at the lender's base rate, or one hundred seventy-five basis points over the 30, 60, 90 or 180 day LIBOR rate, at the Company's option.

The Company entered into a new three year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised marked value of the underlying real property collateral securing the pledged notes, or (c) $30 million. The interest rate is at the lender's base rate (8.50% at December 26, 1999) plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 26, 1999, the Company had $12 million in borrowings outstanding under this credit facility, including $10 million under the three year term loan.

The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of December 26, 1999, the Company had no borrowings outstanding under this credit facility.

In November 1997, the Company repaid approximately $10,500,000 of equipment loans with the proceeds of the sale/leaseback transaction (Note 12). This early retirement of loans resulted in an extraordinary pretax charge of approximately $287,000 for the year ended December 28, 1997.

In September 1998 the Company repaid approximately $14,111,000 of debt with the proceeds of the sale of 16 hotels (Note 13). This early retirement of debt resulted in an extraordinary pretax charge of approximately $1,666,000 for the year ended December 27, 1998.

                         ShoLodge, Inc. and Subsidiaries

4. LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

From October 1, 1999, through December 26, 1999, the Company repurchased $12,598,000 of the Company's previously issued subordinated debt at a discount from face value resulting in an extraordinary pretax gain of approximately $3,861,000, net of the write-off of related unamortized deferred financing costs for the year ended December 26, 1999.

Maturities of long-term debt are as follows:


         2000                                     $   2,038,338
         2001                                         1,173,814
         2002                                        12,718,896
         2003                                         2,501,592
         2004                                        50,515,255
         Thereafter                                  58,641,000
                                                  =============
                                                  $ 127,588,895
                                                  =============


See Note 5 for capitalized lease obligation maturities.

5. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain property and equipment under noncancelable operating and capitalized lease agreements. Total rental expense under operating leases for the years ended December 28, 1997, December 27, 1998 and December 26, 1999 was approximately $2,711,000, $15,056,000 and $18,476,000, respectively.

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

Future minimum rental payments are as follows:


                                                     OPERATING        CAPITALIZED
                                                       LEASES           LEASES
                                                   ------------------------------
    2000                                            $ 21,778,543      $  206,120
    2001                                              21,725,000              --
    2002                                              21,725,000              --
    2003                                              21,726,100              --
    2004                                              21,729,400              --
    Thereafter                                       141,158,729              --
                                                    -----------------------------
                                                    $249,842,772
                                                    =============
    Less amount representing interest at 9.5%                           (16,529)
    Less current portion                                               (189,591)
                                                                      ----------
                                                                      $       --
                                                                      ==========


The Company is self-insured for workers' compensation benefits up to $500,000 annually in aggregate and $250,000 per occurrence and has recorded a reserve for all outstanding claims at December 26, 1999. While the Company's ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the reserves recorded, the Company had outstanding letters of credit in the amount of $667,000, $667,000 and $45,000, as of December 28, 1997, December 27, 1998, and December 26, 1999, respectively, to satisfy workers compensation self-insurance security deposit requirements.

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is or has been a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of legal action pending against the Company and action recently concluded.

In 1997, Tri-State Inns, Inc. and Motels of America, Inc. filed a suit against ShoLodge Franchise Systems, Inc., a subsidiary of the Company, seeking to be discharged, relieved and excused of any future performance under the License Agreement relating to 14 Shoney's Inns, or in the alternative, compensatory damages, based on theories of alleged breach of contractual obligations and implied warranties of good faith and fair dealing, alleged fraudulent inducement based on alleged misrepresentations and alleged failure to make material disclosures of fact, alleged promissory estoppel and alleged breach of fiduciary duty. In addition, the plaintiffs originally sought a declaratory judgment concerning the provision of the License Agreement which specifies the damages due upon termination of the License Agreement. On March 18, 1998, the plaintiffs filed a motion for summary judgment seeking to invalidate the non-competition and stipulated damages provisions set forth in the License Agreements. On August 6, 1998, the court denied the plaintiff's motion. The Company also had filed counter claims against the plaintiffs. The case was dismissed on July 16, 1999, in accordance with a settlement agreement entered into by the parties, pursuant to which the parties exchanged mutual releases and Tri-State and its affiliates agreed to pay the Company a total of $1,175,000 in cash ($575,000 at the settlement date and $200,000 each year for the next three years). The case is now concluded. The total of $1,175,000 was recognized as franchising revenues in 1999.

In 1998, two purported class action lawsuits were filed against the Company and certain officers of the Company, by plaintiffs who claim to be shareholders and debt security holders of the Company, respectively, both alleging that the Company violated certain anti-fraud provisions of the Tennessee Securities Act of 1980, as amended, by issuing allegedly false and misleading statements and financial information to the investing public. The complaints sought an unspecified amount of damages and unspecified injunctive relief. The Company filed motions to dismiss both suits on the basis that the plaintiff's allegations failed to state a cause of action under the applicable state statute.

                         ShoLodge, Inc. and Subsidiaries

5. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The trial court denied both motions. On January 29, 1999, the Company filed its appellate brief. The case was argued before the Court of Appeals on May 7, 1999. On December 15, 1999, a settlement agreement was entered into by the parties which, if approved by the Court, would result in the dismissal of both actions with prejudice. Pursuant to the terms of the settlement, the Company will pay $100,000 and will agree to redeem up to $675,000 of its debt securities at 75% of par value or the purchase price of the security, whichever is less. The Company's insurance carrier has agreed to contribute $1,250,000 toward this settlement. It is expected that the Court will consider the fairness of the settlement in May 2000. The Company believes the settlement will be approved by the Court, and if so, there will be no material adverse impact on the Company.

In 1998, a former chief financial officer of the Company, filed a lawsuit against the Company and its chief executive officer alleging that his employment by the Company was wrongfully terminated, claiming breach of contract, fraud, retaliatory discharge and related claims. The plaintiff seeks $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the judgement dismissing the case. The court denied the motion on April 23, 1999. The plaintiff has filed an appeal with the Tennessee Court of Appeals. No date for argument has been set in the Court of Appeals. The Company believes the suit is without merit and will defend itself vigorously.

                         ShoLodge, Inc. and Subsidiaries

6. EARNINGS PER SHARE

The following tables reconcile earnings and weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 1999, 1998 and 1997.



                                                                   FOR THE YEARS ENDED
                                                      DECEMBER 26,     DECEMBER 27,      DECEMBER 28,
                                                          1999             1998             1997
                                                      ------------------------------------------------
NUMERATOR:
Earnings from continuing operations before
   extraordinary items and cumulative effect of
   change in accounting policy                         $2,145,314      $ 9,212,817       $ 6,188,036
Gain on disposal of discontinued business segment              --               --           526,000
Extraordinary gain (loss)                               2,393,512       (1,066,466)         (186,124)
Cumulative effect of change in accounting policy               --               --        (1,164,114)
                                                       ----------------------------------------------
Numerator for basic earnings per share- earnings
   available to shareholders                           $4,538,826      $ 8,146,351       $ 5,363,798
                                                       ==============================================

DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares                              6,517,717        8,190,593         8,244,572
Effect of dilutive securities:
   Options                                                227,118          420,808           170,383
                                                       ----------------------------------------------
Denominator for diluted earnings per share -
   adjusted weighted-average shares and
   assumed conversion                                   6,744,835        8,611,401         8,414,955
                                                       ==============================================

BASIC EARNINGS PER SHARE:
Continuing operations before extraordinary
   items and cumulative effect                         $     0.33      $      1.12       $      0.75
Discontinued operations                                        --               --              0.06
Extraordinary gain (Loss)                                    0.37            (0.13)            (0.02)
Cumulative effect of change in accounting policy               --               --             (0.14)
                                                       ----------------------------------------------
Net earnings                                           $     0.70      $      0.99       $      0.65
                                                       ==============================================


                         ShoLodge, Inc. and Subsidiaries

6. EARNINGS PER SHARE (CONTINUED)


                                                      FOR THE YEARS ENDED
                                             DECEMBER 26   DECEMBER 27,   DECEMBER 28,
                                                1999          1998           1997
                                            ------------------------------------------
DILUTED EARNINGS PER SHARE:
Continuing operations before extraordinary
   items and cumulative effect                  $0.32         $1.07         $0.74
Discontinued operations                           --           --            0.06
Extraordinary gain (Loss)                        0.35         (0.12)        (0.02)
Cumulative effect of change in accounting
   policy                                         --            --          (0.14)
                                            -----------------------------------------
Net earnings                                    $0.67         $0.95         $0.64
                                            =========================================


The Company's 7.5% debentures were convertible into 2,316,602, 2,316,602, and 2,283,252 shares of stock at December 28, 1997, December 27, 1998 and December 26, 1999, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximate fair value due to the recent advancement of funds at market interest rates and terms based upon the nature of the loans. The carrying value of industrial revenue bonds approximate fair value due to the weekly remarketing of these instruments. The fair value of convertible subordinated debentures and senior subordinated notes was based upon quoted market prices at those dates. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values as of December 26, 1999 and December 27, 1998:


                                           1999                              1998
                             ------------------------------    ------------------------------
                              FAIR VALUE     CARRYING VALUE    FAIR VALUE     CARRYING VALUE
                             ------------------------------    ------------------------------
Convertible subordinated
   Debentures                $ 31,190,000     $ 50,004,000     $ 33,480,000    $ 54,000,000

Senior subordinated
   notes                       36,974,000       56,021,000       44,210,000      68,016,000
                             -----------------------------     -----------------------------
                             $ 68,164,000     $106,025,000     $ 77,690,000    $122,016,000
                             ==============================    =============================


                         ShoLodge, Inc. and Subsidiaries

7. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

As of December 26, 1999 and December 27, 1998, securities available-for-sale are carried at fair value in accordance with SFAS No. 115.

8. STOCK OPTION PLAN

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

                         ShoLodge, Inc. and Subsidiaries

8. STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Plan for the years ended December 28, 1997, December 27, 1998 and December 26, 1999, follows:


                                SHARES SUBJECT TO OPTION
                         -------------------------------------
                          AVAILABLE FOR                          WEIGHTED AVERAGE
                             GRANT              OUTSTANDING      EXERCISE PRICE
                         -------------------------------------

December 29, 1996            236,781              641,858            $10.45
  Granted                   (194,000)             194,000             13.25
  Exercised                       --              (22,492)             9.76
  Canceled                    12,494              (12,494)            12.88
                         ------------------------------------
December 28, 1997             55,275              800,872             11.11
  Granted                   (722,537)             722,537              3.75
  Exercised                       --                 (500)             3.75
  Canceled                   800,872             (800,872)            11.11
                         ------------------------------------
December 27, 1998            133,610              722,037              3.75
  Granted                     (5,000)               5,000              5.50
  Exercised                       --              (13,568)             3.75
  Canceled                    18,134              (18,134)             3.75
                         ------------------------------------
December 26, 1999            146,744              695,335              3.76
                         ====================================

On September 23, 1998, the Company repriced approximately 723,000 stock options that had been granted in previous years. The options were repriced to $3.75 per share, which was the market value of the Company's stock on September 23, 1998. These repriced options are included as cancellations and new grants in the table above for the year ended December 27, 1998.

                         ShoLodge, Inc. and Subsidiaries

8. STOCK OPTION PLAN (CONTINUED)

The weighted average fair value of options granted during the year was $3.75 and $5.50 for the years ended December 28, 1998 and December 26, 1999, respectively.

The following table summarizes information relating to the stock options outstanding as of December 26, 1999:


                         OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
----------------------------------------------------------------------------------------------
                     NUMBER           WEIGHTED-                      NUMBER
                   OUTSTANDING        AVERAGE          WEIGHTED-   EXERCISABLE        WEIGHTED-
                       AT            REMAINING         AVERAGE         AT              AVERAGE
   EXERCISE        DECEMBER 26,      CONTRACTUAL       EXERCISE     DECEMBER 26,      EXERCISE
    PRICE             1999              LIFE            PRICE          1999            PRICE
-----------------------------------------------------------------------------------------------
    $3.75           307,334             2.13            $3.75        307,334           $3.75
     3.75            66,001             4.05             3.75         66,001            3.75
     3.75            66,000             5.33             3.75         52,800            3.75
     3.75            93,000             6.59             3.75         55,800            3.75
     3.75           158,000             7.42             3.75         63,200            3.75
     5.50             5,000             9.39             5.50           --               --
                   --------                                          -------
                    695,335                                          545,135
                   ========                                          =======


Had the fair value of options granted under the plan beginning in 1996 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                              1999              1998                 1997
                                          --------------------------------------------------

Net earnings           As reported         $4,538,826          $8,146,351         $5,363,798
                        Pro forma           3,898,931           7,539,654          4,889,823

Basic earnings         As reported               0.70                0.99               0.65
 Per share              Pro forma                0.60                0.92               0.59

Diluted earnings       As reported               0.67                0.95               0.64
 Per share              Pro forma                0.58                0.88               0.58

                         ShoLodge, Inc. and Subsidiaries

8. STOCK OPTION PLAN (CONTINUED)

The pro forma effect on net earnings for 1997, 1998 and 1999 is not representative of the pro forma effect on net earnings in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1997, 1998 and 1999: no dividend yield for all years; expected volatility of 45%, 33% and 32%, respectively; risk free interest rates of 6.79%, 6.00% and 6.10%, respectively; and expected lives of 10, 9 and 9 years, respectively.

9. SHAREHOLDERS' EQUITY

In 1999 and prior years, the Company's Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 26, 1999, the total authorized amount of the Company's common stock repurchases was $20,000,000. The cumulative number of shares repurchased as of December 26, 1999, was 2,897,300 shares at a cost of $17,199,579.

                         ShoLodge, Inc. and Subsidiaries

10. INCOME TAXES

The provision for income taxes from continuing operations consists of the following:


                                      1999             1998            1997
                                  ----------------------------------------------
     Current expense (benefit):
       Federal                    $ (278,165)       $2,215,788      $11,785,000
       State                         (29,168)           75,247         (207,000)
                                 -----------------------------------------------
                                    (307,333)        2,291,035       11,578,000

     Deferred expense (benefit)    2,216,333         4,289,965       (9,319,000)
                                 -----------------------------------------------
                                  $1,909,000        $6,581,000      $ 2,259,000
                                 ===============================================


The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

                                          1999            1998            1997
                                      --------------------------------------------
     Federal income tax based on the
        statutory rate                $ 2,087,372      $ 5,754,428     $ 3,017,000
     State income taxes, less
        federal income tax benefit        218,876          603,393         317,000
     State income tax refund
        received, less Federal
        provision                              --         (137,337)     (1,115,000)
     Minority interest                   (738,444)        (250,352)             --
     Interest on deferred gain            250,028          314,015              --
     Permanent differences & other         91,168          296,853          40,000
                                      ---------------------------------------------
                                      $ 1,909,000      $ 6,581,000     $ 2,259,000
                                      =============================================

                         ShoLodge, Inc. and Subsidiaries

10. INCOME TAXES (CONTINUED)

Deferred tax (liabilities) assets are comprised of the following:


                                                           1999              1998
                                                     ---------------------------------
     Deferred tax liabilities:
        Differences between book and tax
           basis of property                         $ (8,590,000)      $ (7,548,000)
        Profits not recognized on installment
           sales                                       (7,051,000)        (5,434,000)
        Direct financing leases                           (90,000)          (114,000)
        Other                                            (130,000)                --
                                                     --------------------------------
                                                      (15,861,000)       (13,096,000)

     Deferred tax assets:
        Deferred profit on sales of hotels             12,799,000         11,996,000
        Differences between book and tax losses
          recognized by minority interests                638,000            742,000
        Allowance for doubtful accounts                   179,000            249,000
        Other                                             156,000            236,035
                                                     --------------------------------
                                                       13,772,000         13,223,035
                                                     --------------------------------
     Net deferred tax (liability) asset              $ (2,089,000)      $    127,035
                                                     ================================


As of December 26, 1999 and December 27, 1998, the Company has recorded a deferred tax liability resulting from the unrealized gain on securities available-for-sale of $53,000 and $45,000, respectively.

In December 1997, the Company recorded state income tax refunds attributable to certain restructuring changes. The effect of these refunds has been included as a reduction to the 1997 state income tax provision, net of the federal taxes due on such amount.

                         ShoLodge, Inc. and Subsidiaries

11. RELATED PARTY TRANSACTIONS

Effective January 1, 1996, the Company sold its sixty percent interest in a corporation which owned five restaurants to the minority shareholder in exchange for approximately $848,000. The entire purchase price, along with approximately $1,250,000 of previously existing indebtedness of the corporation and the minority shareholder, was financed by the Company over a seven year period with interest accruing annually at the prime rate as defined in the note agreements. As a result of the transaction, the Company initially deferred recognition of the approximate $853,000 gain from the sale of this segment until such time further principal payments on the note were received which would support full collectibility of the note. For the year ended December 29, 1996, approximately $40,000 was recorded as a gain on disposal of discontinued business segment. In December 1997, management determined the amount to be fully collectible based on positive cash flows of the restaurants and past collection experience; therefore, the remaining pre-tax $813,000 was recorded as a gain on disposal of discontinued business segment for the year ended December 28, 1997.

                         ShoLodge, Inc. and Subsidiaries

12. SALE/LEASEBACK TRANSACTIONS

In November 1997, the Company entered into a sale and leaseback agreement for 14 of its Sumner Suites hotels. In June 1999, the Company entered into a similar sale and leaseback agreement with the same party for an additional six of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust and the hotels continue to be operated by the Company. The lease is classified as an operating lease. The original lease term was for ten years with five renewal periods of ten years each. In 1999, the original lease term was extended to expire June 30, 2011.

The Company sold hotel assets in 1997 with a net book value of approximately $101.5 million for $140 million in cash. The gain of approximately $34.9 million was initially deferred and is being recognized on the straight-line method over the initial lease term, as amended in 1999, as a reduction of rent expense. The 1999 cash sale price of the six hotels was $65 million; these hotels had a net book value of approximately $54 million. The $11 million gain was deferred and is being recognized over the remainder of the 12-year lease term. The minimum base rental is $21.3 million annually with contingent rent due of 8% of the excess of the leased hotels' base revenues (as defined in the lease agreement) beginning in 1999. Contingent rentals totaled $91,000 during 1999.

The Company was required to pay a deposit of $14 million (increased to $21.3 million in 1999) to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit will be refunded to the Company at the end of the lease term in the event no default has occurred. This non-interest bearing deposit is included in long-term deposits on sale/leaseback on the accompanying consolidated balance sheets.

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

                         ShoLodge, Inc. and Subsidiaries

13. SALE OF HOTELS

During 1998, the Company sold 16 of its company-owned Shoney's Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method, $77,000 of which was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the criteria for full accrual sales accounting were satisfied. The deferred profit of $4.6 million and $7.3 million are netted against current notes receivable and non-current notes receivable, respectively, as of December 27, 1998. All of the deferred profit was recognized as of December 26, 1999. As of December 27, 1998, deferred credits totaling $2.4 million related to the 12 hotels on which profit was recognized under the full accrual method were recorded of which $262,000 was used for the completion of renovation and replacement expenditures. The remaining $2.1 million deferred credit is being reduced as the buyer reduces its payments to the Company for payments of interest on debt assumed by the buyer. As of December 26, 1999, the balance of this deferred credit was $1.3 million.

14. SUPPLEMENTAL CASH FLOW INFORMATION


                                               1999            1998            1997
                                         ------------------------------------------------

Cash paid during the year for interest   $  14,030,265     $ 13,669,330     $ 11,800,125
                                         ================================================
Cash paid during the year for
   income taxes                          $     277,890     $  2,572,681     $ 18,604,588
                                         ================================================
Significant non-cash investing and
   financing activities:
     Sales of hotels:
       Notes receivable                             --     $ 67,500,001     $  4,500,000
       Property and equipment                       --      (67,500,001)      (4,500,000)
                                         ------------------------------------------------
                                         $          --     $         --     $         --
                                         ================================================

                         ShoLodge, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


15. OPERATING SEGMENT INFORMATION

The Company's significant operating segments are hotel operations, franchising and management and construction and development. The hotel operating segment has exceeded 90%, 90%, and 80% of total revenues for the years ending December 28, 1997, December 27, 1998, and December 26, 1999, respectively. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

Revenues from the franchising and management segment include franchising revenues from one controlled group of franchisees of 16 Shoney's Inns which contributed approximately $426,000, or 13.7%, and $1.0 million, or 24.8%, of total franchising and management revenues in 1998 and 1999, respectively. Construction and development revenues earned in 1999 included two construction contracts with one customer comprising approximately $11.0 million, or 97.7%, of total construction revenues.

                         ShoLodge, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


15. OPERATING SEGMENT INFORMATION (CONTINUED)

A summary of the Company's operations by segment follows (in thousands of dollars):

                                                 1999           1998            1997
                                             -------------------------------------------

     Revenues:
        Hotel revenues from external
          customers                           $  66,188       $  69,240       $  71,945
        Franchising and management                8,688           8,443           9,045
        Construction and development             26,413          57,071          35,808
        Elimination of intersegment
          revenue franchising and
          construction                          (19,715)        (62,314)        (41,689)
                                              ------------------------------------------
     Total revenues                           $  81,574       $  72,440       $  75,109
                                              ==========================================
     Operating profit:
         Hotel                                $     350       $   6,989       $  16,780
         Franchising and management              (5,617)         (6,140)         (3,170)
         Construction and development             1,340             (16)           (111)
                                              ------------------------------------------
     Total operating profit                   $  (3,927)      $     833       $  13,499
                                              ==========================================
     Total assets:
        Hotel                                 $ 200,773       $ 245,893       $ 201,302
        Franchising and management               57,986          48,680          98,136
        Construction and development             11,555             428             439
                                              ------------------------------------------
     Total assets                             $ 270,314       $ 295,001       $ 299,877
                                              ==========================================
     Capital expenditures:
        Hotel                                 $  16,955       $  71,416       $  47,464
        Franchising and management                3,126             954           8,443
        Construction and development                 20             103              --
                                              ------------------------------------------
     Total capital expenditures               $  20,101       $  72,473       $  55,907
                                              ==========================================
     Depreciation and amortization:
        Hotel                                 $   5,920       $   6,911       $   9,765
        Franchising and management                1,143           1,076             598
        Construction and development                 38              25              13
                                              ------------------------------------------
     Total depreciation and amortization      $   7,101       $   8,012       $  10,376
                                              ==========================================


                         ShoLodge, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)



16. SUBSEQUENT EVENT

On March 16, 2000 the Company entered into a Sale and Purchase Agreement with Prime Hospitality Corp. ("Prime") that contemplates a series of transactions in which the Company will (i) sell to Prime the Company's leasehold interest in 20 Sumner Suites hotels currently leased from HPT Suite Properties Trust and operated by the Company, (ii) sell to HPT Suite Properties Trust, which would then lease to Prime, all of the Company's interest in four additional Sumner Suites hotels currently owned and operated by ShoLodge, (iii) lease directly to Prime the remaining three Sumner Suites hotels currently owned and operated by the Company on terms similar to the existing lease agreement between the Company and HPT Suite Properties Trust and (iv) sell to Prime two undeveloped hotel sites. In addition, the agreement contemplates that Prime will engage the Company to construct a hotel on each of the two undeveloped sites being purchased from the Company and to provide other services to Prime in the future.

The Company expects to receive at closing approximately $54 million in cash and securities consisting of outstanding debt instruments of the Company currently held by Prime or an affiliate, future minimum annual rental payments of approximately $3 million, and additional future annual revenues for services to be provided to Prime in the future amounting to approximately $4 million per year. As a condition to the transfer of the assets to Prime, the Company will receive a release and return of its $14 million in cash currently securing its lease guaranty with HPT Suite Properties Trust. The Company's $14 million lease security deposit will be transferred to Prime as a part of the lease.

The Company will grant Prime the right to continue operating the hotels using the Sumner Suites brand name for up to nine months after closing. As part of the transaction the Company agrees to operate no other all-suites hotel in competition with Prime within a defined geographic radius of each of the hotels being sold. The radius is the same that exists with respect to the Sumner Suites currently leased from HPT Suite Properties Trust and three miles for each of the hotels in Texas. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

The closing of the pending transaction, which is expected to be in April, 2000, is subject to a number of conditions including Prime's satisfaction with its due diligence review of

                         ShoLodge, Inc. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


16. SUBSEQUENT EVENT (CONTINUED)

the hotels and the approval of HPT Suite Properties Trust. It is possible that the parties will not be able to successfully complete the transaction or that the terms of the final transaction will vary from those presently contemplated.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 26, 1999 and December 27, 1998:


                                                      QUARTERS
                                 -------------------------------------------------
                                   FIRST        SECOND        THIRD       FOURTH
                                 -------------------------------------------------
                                       (IN (000'S) EXCEPT FOR PER SHARE DATA)

1999
  Revenues                       $19,472       $17,559       $23,440      $21,102
  Gross operating profit           6,545         5,930         7,472        3,099
  Net income (loss)                  376         3,344           856          (38)
  Net income per share:
    Basic                            .05           .47           .15         (.01)
    Diluted                          .05           .41           .14         (.01)

1998
  Revenues                       $23,614       $19,907       $15,671      $13,249
  Gross operating profit           9,359         7,804         5,036        2,844
  Net income (loss)                  130           159        10,860       (3,003)
  Net income (loss) per share:
    Basic                            .02           .02          1.32         (.38)
    Diluted                          .02           .02          1.05         (.38)


Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of December 26, 1999 and December 27, 1998 and for the years then ended, and have issued our report thereon dated March 17, 2000 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedule in Item 14 of this registration statement. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             ERNST & YOUNG LLP

Atlanta, Georgia
March 27, 2000

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
ShoLodge, Inc.
Hendersonville, Tennessee

We have audited the consolidated financial statements of ShoLodge, Inc. and subsidiaries as of and for the year ended December 28, 1997, and have issued our report thereon dated April 1, 1998, such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of ShoLodge, Inc. listed in Item 14. This consolidated financial statements schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Nashville, Tennessee
April 1, 1998

                         SHOLODGE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS            SCHEDULE II


     Years ended December 28, 1997, December 27, 1998, and December 26, 1999


                                                   ADDITIONS
                                                    CHARGED      ADDITIONS
                                    BALANCE AT     TO COSTS      CHARGED                     BALANCE
                                   BEGINNING OF      AND         TO OTHER                     AT END
                                       YEAR        EXPENSES       ASSETS       DEDUCTIONS    OF YEAR
Year ended
     December 28, 1997
         Allowance for doubtful
            accounts receivable      $150,000      $202,500      $    --      $      --       $352,500
                                     ========      ========      =======      ==========      ========
Year ended
     December 27, 1998
         Allowance for doubtful
            accounts receivable      $352,500      $427,904      $55,945      $(193,569)      $642,780
                                     ========      ========      =======      =========       ========
Year ended
     December 26, 1999
         Allowance for doubtful
            accounts receivable      $642,780      $280,472      $    --      $(463,383)      $459,869
                                     ========      ========      =======      =========       ========
