Form 10-Q
period 2000-04-16
SHOLODGE INC
filed 2000-05-31
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

  For the First Quarter Ended April 16, 2000     Commission File No. 0-19840

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

              As of May 30, 2000, there were 5,293,645 shares of ShoLodge, Inc. common stock outstanding.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                            APRIL 16,      DECEMBER 26,
                                                              2000           1999(1)
                                 ASSETS                    (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                             $  6,421,677    $  3,386,937
   Restricted cash                                            802,608       1,605,513
   Accounts receivable-trade,  net                          5,348,016       4,853,252
   Construction contracts receivable                          597,525       7,674,104
   Costs and estimated earnings in excess of billings
      on construction contracts                             6,966,000       3,588,071
   Income taxes receivable                                  1,035,543       3,335,543
   Prepaid expenses                                           851,755         573,064
   Notes receivable, net                                      468,762         468,762
   Other current assets                                       442,971         441,023
                                                        ------------------------------
                Total current assets                       22,934,857      25,926,269

NOTES RECEIVABLE, NET                                      60,843,512      60,887,262

PROPERTY AND EQUIPMENT                                    150,000,761     148,698,134
   Less accumulated depreciation and amortization         (25,742,149)    (23,821,643)
                                                        ------------------------------
                                                          124,258,612     124,876,491

LAND UNDER DEVELOPMENT OR HELD FOR SALE                     9,202,302       9,186,608

DEFERRED CHARGES,NET                                        8,079,433       8,407,623

DEPOSITS ON SALE/LEASEBACK                                 35,280,000      35,280,000

INTANGIBLE ASSETS                                           3,068,915       3,122,173

OTHER ASSETS                                                3,851,856       2,627,487
                                                        ------------------------------

   TOTAL ASSETS                                          $267,519,487    $270,313,913
                                                        ==============================



(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                                        APRIL 16,       DECEMBER 26,
                                                                          2000            1999(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY                                (UNAUDITED)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                             $  8,821,080       $  9,594,955
   Taxes other than on income                                           1,581,360          1,448,602
   Current portion of long-term debt
      and capitalized lease obligations                                 2,082,834          2,227,929
                                                                     --------------------------------

                Total current liabilities                              12,485,274         13,271,486

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                                 127,299,998        125,550,557

DEFERRED INCOME TAXES                                                   2,089,297          2,089,297

DEFERRED GAIN ON SALE/LEASEBACK                                        35,585,418         36,307,820

DEFERRED CREDITS                                                          750,001          1,283,605

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             749,910            932,809

                                                                     --------------------------------
   TOTAL LIABILITIES                                                  178,959,898        179,435,574
                                                                     --------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                --                 --
   Common stock (no par value; 20,000,000 shares
      authorized  5,308,645 shares issued and outstanding
      as of  April 16, 2000 and 5,372,578 shares issued
      and outstanding as of December 26, 1999)                              1,000              1,000
  Additional paid-in capital                                           42,488,276         42,484,275
  Retained earnings                                                    63,480,014         65,512,322
  Unrealized gain on securities available for sale (net of tax)            74,711             80,321
  Treasury stock                                                      (17,484,412)       (17,199,579)
                                                                     --------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                       88,559,589         90,878,339
                                                                     --------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $267,519,487       $270,313,913
                                                                     ================================




(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE SIXTEEN WEEKS ENDED APRIL 16, 2000 AND APRIL 18, 1999


                                                                            16 WEEKS ENDED
                                                                       APRIL 16,      APRIL 18,
                                                                         2000           1999
                                                                    ----------------------------
   REVENUES:
      Hotel                                                         $ 22,201,806    $18,258,701
      Franchising and management                                         897,311        922,422
      Construction and development                                     4,132,771        291,265
                                                                    ----------------------------
              Total revenues                                          27,231,888     19,472,388

   COSTS AND EXPENSES:
      Operating expenses:
         Hotel                                                        15,687,306     12,044,052
         Franchising and management                                      818,183        637,158
         Construction and development                                  4,023,122        245,938
                                                                    ----------------------------
              Total operating expenses                                20,528,611     12,927,148

      General and administrative                                       1,402,263      1,714,529
      Rent expense, net                                                5,365,745      3,013,532
      Depreciation and amortization                                    2,106,775      2,464,030
                                                                    ----------------------------
              Loss from operations                                    (2,171,506)      (646,851)

   OTHER INCOME AND (EXPENSES):
      Interest expense                                                (3,618,585)    (3,674,653)
      Interest income                                                  1,871,988      1,880,360
      Gain on sale of property                                           299,024      4,609,256
      Other income                                                       157,693        320,366

                                                                    ----------------------------
   EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
     INTERESTS AND EXTRAORDINARY GAIN                                 (3,461,386)     2,488,478

   INCOME TAX (BENEFIT) EXPENSE                                       (1,197,000)       230,000

   MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
      SUBSIDIARIES & PARTNERSHIPS                                        (18,929)    (1,882,502)
                                                                    ----------------------------

   EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                          (2,283,315)       375,976


   EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
     (net of related tax effect of 154,000)                              251,007              0
                                                                    ============================
   NET EARNINGS (LOSS)                                               ($2,032,308)   $   375,976
                                                                    ============================

   EARNINGS (LOSS) PER COMMON SHARE

           Basic:
             Earnings (loss) per share from continuing operations         ($0.43)   $      0.05
             Extraordinary gain, net of tax effect                         $0.05    $      0.00
             Net earnings (loss)                                          ($0.38)   $      0.05
                                                                    ============================

           Diluted:
             Earnings (loss) per share from continuing operations         ($0.43)   $      0.05
             Extraordinary gain, net of tax effect                         $0.05    $      0.00
             Net earnings (loss)                                          ($0.38)   $      0.05
                                                                    ============================

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
           Basic                                                       5,330,737      7,304,456
           Diluted                                                     5,412,682      7,556,835
                                                                    ============================


   See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 16, 2000 AND APRIL 18, 1999
                                   (UNAUDITED)


                                                                                16 WEEKS ENDED
                                                                         APRIL 16,           APRIL 18,
                                                                           2000                1999
                                                                       ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEMS                              ($2,283,315)        $   375,976
   ADJUSTMENTS TO RECONCILE NET EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
            EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT              251,007                   0
            DEPRECIATION AND AMORTIZATION                                 2,106,775           2,464,030
            RECOGNITION OF PREVIOUSLY DEFERRED PROFIT                      (956,982)         (1,708,349)
            GAIN ON SALE OF PROPERTY AND OTHER ASSETS                      (299,024)         (4,609,256)
            INCREASE IN MINORITY INTEREST IN EQUITY
              OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                  18,929           1,882,502
   CHANGES IN ASSETS AND LIABILITIES:
            DECREASE (INCREASE) IN RESTRICTED CASH                          802,905             (71,542)
            INCREASE IN TRADE RECEIVABLES                                  (494,764)           (983,102)
            DECREASE IN CONSTRUCTION CONTRACT RECEIVABLES                 7,076,579                   0
            ESTIMATED EARNINGS IN EXCESS OF BILLINGS ON CONSTRUCTION
              CONTRACTS                                                  (3,377,929)                  0
            DECREASE IN INCOME TAXES RECEIVABLE                           2,300,000                   0
            INCREASE IN PREPAID EXPENSES                                   (278,691)           (533,613)
            INCREASE IN OTHER ASSETS                                     (1,231,211)           (381,470)
            (DECREASE) INCREASE IN ACCOUNTS PAYABLE
               AND ACCRUED EXPENSES                                        (773,875)          2,288,328
            (DECREASE) INCREASE IN INCOME AND OTHER TAXES                   (17,805)            214,477
                                                                       ---------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 2,842,599          (1,062,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                                     43,850          12,230,168
   CAPITAL EXPENDITURES                                                  (1,439,320)         (7,912,180)
                                                                       ---------------------------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                (1,395,470)          4,317,988

CASH FLOWS FROM FINANCING ACTIVITIES:
   DECREASE IN DEFERRED CHARGES                                             465,931              34,690
   PROCEEDS FROM LONG-TERM DEBT                                           9,200,500          12,390,755
   PAYMENTS ON LONG-TERM DEBT                                            (7,467,091)         (4,332,144)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                               (129,063)            (50,350)
   DISTRIBUTIONS TO MINORITY INTERESTS                                     (201,834)                  0
   EXERCISE OF STOCK OPTIONS                                                  4,001               2,250
   PURCHASE OF TREASURY STOCK                                              (284,833)         (1,369,263)
                                                                       ---------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                           1,587,611           6,675,938

NET INCREASE IN CASH AND CASH EQUIVALENTS                                 3,034,740           9,931,907

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                           3,386,937           2,480,984
                                                                       ---------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                              $  6,421,677         $12,412,891
                                                                       =================================






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

            In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. The condensed consolidated balance sheet at December 26, 1999 has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1999.

            The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company's fiscal quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

            The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 16, 2000 and April 18, 1999 are not necessarily indicative of the operating results for the entire year.

     B.     COMPREHENSIVE INCOME

            Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the quarters ended April 16, 2000 and April 18, 1999.


                                                                 4/16/00    4/18/99
                                                                 -------    -------

                     Net unrealized (loss) gain on securities
                     available for sale for the quarter            ($6)       $20


     C.     EARNINGS PER SHARE

            Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 16, 2000, and April 18, 1999:


                                                                16 WEEKS ENDED
                                                                --------------
                                                           APRIL 16,      APRIL 18,
                                                             2000            1999
     BASIC:
       EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS        ($2,283,315)    $  375,976
       EXTRAORDINARY GAIN                                    251,007             --
                                                         -----------     ----------
       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK    ($2,032,308)    $  375,976
                                                         ===========     ==========

     SHARES:
       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          5,330,737      7,304,456
                                                         ===========     ==========

     BASIC EARNINGS (LOSS) PER SHARE:
       BEFORE EXTRAORDINARY ITEMS                             ($0.43)         $0.05
       EXTRAORDINARY GAIN                                       0.05             --
                                                         -----------     ----------
       NET EARNINGS (LOSS)                                    ($0.38)    $     0.05
                                                         ===========     ==========

     DILUTED:
       EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS        ($2,283,315)      $375,976
       EXTRAORDINARY GAIN                                    251,007             --
                                                         -----------     ----------
       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK    ($2,032,308)    $  375,976
                                                         ===========     ==========

     SHARES:
       WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          5,330,737      7,304,456
       EFFECT OF DILUTIVE SECURITIES (OPTIONS)                81,945        252,379
                                                         -----------     ----------
       WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
          SHARES OUTSTANDING                               5,412,682      7,556,835
                                                         ===========     ==========

     DILUTED EARNINGS (LOSS) PER SHARE:
       BEFORE EXTRAORDINARY ITEMS                             ($0.43)    $     0.05
       EXTRAORDINARY GAIN                                       0.05             --
                                                         -----------     ----------
       NET EARNINGS (LOSS)                                    ($0.38)    $     0.05
                                                         ===========     ==========

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

                                                                             16 Weeks Ended
                                                                     ---------------------------------
                                                                     April 16, 2000    April 18, 1999
            Revenues:
              Hotel revenues from external customers                    $ 22,202          $ 18,259
              Franchising and management                                   2,381             2,203
              Construction and development                                 5,471             6,783
              Elimination of intersegment revenue franchising,
                 management, construction and development                 (2,822)           (7,773)
                                                                        --------          --------
                           Total revenues                               $ 27,232          $ 19,472
                                                                        ========          ========

            Operating profit (loss):
              Hotel                                                       ($ 666)         $  1,042
              Franchising and management                                  (1,646)           (1,659)
              Construction and development                                   140               (30)
                                                                        --------          --------
                           Total operating profit (loss)                 ($2,172)          ($  647)
                                                                        ========          ========

            Capital expenditures:
              Hotel                                                     $  1,291          $  7,576
              Franchising and management                                     148               316
              Construction and development                                   --                 20
                                                                        --------          --------
                           Total capital expenditures                   $  1,439          $  7,912
                                                                        ========          ========

            Depreciation and amortization:
              Hotel                                                     $  1,736          $  2,074
              Franchising and management                                     363               378
              Construction and development                                     8                12
                                                                        --------          --------
                           Total depreciation and amortization          $  2,107          $  2,464
                                                                        ========          ========

                                                                         As of             As of
                                                                        April 16,       December 26,
                                                                          2000              1999
            Total assets:
              Hotel                                                     $201,759          $200,773
              Franchising and management                                  57,708            57,986
               Construction and development                                8,052            11,555
                                                                        --------          --------
                           Total assets                                 $267,519          $270,314
                                                                        ========          ========


     E.     CONTINGENCIES

            The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of certain legal actions pending against the Company.

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

     F.     OTHER MATTERS

            On March 16, 2000 the Company entered into a Sale and Purchase Agreement with Prime Hospitality Corp. ("Prime") that contemplated a series of transactions in which the Company will (i) sell to Prime the Company's leasehold interest in 20 Sumner Suites hotels leased from HPT Suite Properties Trust and operated by the Company, (ii) sell to HPT Suite Properties Trust, which would then lease to Prime, all of the Company's interest in four additional Sumner Suites hotels currently owned and operated by ShoLodge, (iii) lease directly to Prime the remaining three Sumner Suites hotels currently owned and operated by the Company on terms similar to the existing lease agreement between the Company and HPT Suite Properties Trust and (iv) sell to Prime two undeveloped hotel sites. In addition, the agreement contemplated that Prime would engage the Company to construct a hotel on each of the two undeveloped sites being purchased from the Company and to provide other services to Prime in the future.

            The Company expects to receive in its second fiscal quarter approximately $50 million in cash and cash equivalents, future minimum annual rental payments of approximately $3 million, and additional future annual revenues for services to be provided to Prime in the future amounting to approximately $4 million per year. As a condition to the transfer of the assets to Prime, the Company will receive a release and return of its $14 million in cash currently securing its lease guaranty with HPT Suite Properties Trust. The Company's $14 million lease security deposit will be transferred to Prime as a part of the lease.

            The closing of the sale/leaseback of the four Sumner Suites hotels between the Company and HPT Suite Properties Trust occurred on May 11, 2000; therefore, the assumption by Prime of the Company's leasehold interest at the closing of the second part of the contemplated transaction will be in the 24 Sumner Suites hotels currently leased from HPT Suite Properties Trust by the Company. Additionally, the sale by the Company of the two undeveloped hotel sites is no longer likely to occur; instead, the Company will likely retain ownership of the sites and develop an all-suites hotel on each of those sites for its own account. HPT Suite Properties Trust will have an option to exchange two of the hotels currently owned by them and leased to the Company (specifically, the two located in Albuquerque, New Mexico, and Alpharetta, Georgia) for these two new hotels upon completion of each of the two new hotels.

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

            The closing of the pending transaction, which is expected to be in June, 2000, is subject to a number of conditions. It is possible that the parties will not be able to successfully complete the transaction or that the terms of the final transaction will vary from those presently contemplated.

                         ShoLodge, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and operates all-suites hotels under the Sumner Suites brand name and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites owned and operated as of April 16, 2000 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. As of April 16, 2000, the Shoney's Inn lodging system consists of 74 Shoney's Inns containing 7,148 rooms of which 17 containing 1,933 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

         The Company's operations have been supplemented by contract revenues from construction and development of hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company's construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

RESULTS OF OPERATIONS

For the Quarters Ended April 16, 2000 and April 18, 1999

         Total operating revenues for the quarters ended April 16, 2000, were $27.2 million, or 39.8% more than the total operating revenues of $19.5 million reported for the first quarter of 1999.

         Revenues from hotel operations increased by $3.9 million, or 21.6%, from the $18.3 million reported for the same period last year. For the 38 same hotels opened for all of both quarterly periods, a decrease of 0.3% in average daily room rates, from $68.41 in first quarter 1999 to $68.21 in first quarter 2000, and an increase in average occupancy rates on these hotels from 50.9% to 54.8% this year, resulted in an increase in same hotel revenues of 7.3% from $18.0 million in first quarter 1999 to $19.3 million in first quarter 2000. The four hotels opened since the end of 1998 contributed $2.9 million to hotel operating revenues in first quarter this year, compared to only $279,000 in first quarter last year from three of the hotels which opened in the first quarter of 1999.

         The Company owns and operates two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR (revenue per available room) for the 15 Company-owned Shoney's Inns decreased from $23.13 in first quarter 1999 to $22.20 in first quarter 2000. The 27 Sumner Suites hotels' RevPAR increased by 12.9%, from $41.45 in first quarter 1999 to $46.81 in first quarter 2000. The 23 Sumner Suites same-hotels' RevPAR increased by 11.2%, from $42.18 in first quarter 1999 to $46.91 in first quarter this year.

         Franchising and management revenues declined by $25,000, or 2.7%, in first quarter 2000 from first quarter 1999. Initial franchise and franchise termination fees increased by $104,000 from first quarter of last year, which was offset by a $129,000 decrease in royalty and reservation fees, of which $52,000 was from the cancellation of reservation services by one hotel chain in March of 1999. Initial franchise fee revenue varies from quarter to quarter depending on the level of franchise sales activities. As of April 16, 2000, there were three franchised Shoney's Inns under construction, two of which are expected to open in the second quarter of this year. Revenues from construction and development activities were $4.1 million in first quarter 2000 on five third party construction contracts in progress versus $291,000 in first quarter 1999 on one third party construction contract in progress.

         Operating expenses from hotel operations for the first quarter of 2000 increased by $3.6 million, or 30.2%, from $12.0 million in first quarter 1999, due partially to the $3.9 million increase in hotel operating revenues. The four Sumner Suites hotels opened in 1999 and first quarter 2000 caused hotel operating expenses to increase by $1.3 million over first quarter last year. Hotel operating expenses on the 38 same-hotels increased by 20.7%, or $2.3 million, in first quarter 2000 over first quarter 1999. The operating expenses as a percentage of operating revenues for this activity increased from 66.1% in first quarter 1999 to 70.7% in first quarter 2000; operating expenses as a percentage of operating revenues on the 38 same-hotels increased from 63.2% in first quarter 1999 to 71.0% in first quarter 2000. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, uncollectible accounts receivable, operating supplies, and security.

         Franchising and management operating expenses increased by $181,000, or 28.4%, from first quarter 1999. The increases were primarily in the areas of (1) reservation center equipment expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, postage and freight, dues and subscriptions, and hotel inspection expenses. Construction and development costs in first quarter 2000 were $4.0 million on the five third party construction contracts in progress versus $246,000 in first quarter 1999 on the one third party construction contract in progress at that time. General and administrative expenses decreased by $312,000, or 18.2%, from first quarter 1999. This decrease was due primarily to decreased professional fees, travel expenses and telephone expenses.

         Rent expense increased by $2.4 million in first quarter this year from last year's first quarter, of which $2.2 million represents the base rent paid in the first quarter of this year on the six Sumner Suites hotels sold and leased back on June 29, 1999.

         Depreciation and amortization expense decreased by $357,000, or 14.5%, from first quarter 1999. The sale-leaseback of 6 Sumner Suites hotels in June, 1999 reduced depreciation expense in first quarter 2000 by $543,000 from first quarter 1999. However, depreciation and amortization increased in first quarter 2000 over first quarter 1999 by $186,000 due to the two new hotels opened in 1999 and not sold and leased back and various other depreciable assets acquired since first quarter 1999. Interest expense decreased by $56,000, or 1.5%, while interest income decreased by $8,000, or 0.4%, from first quarter 1999, for a net decrease of $48,000 in net interest expense.

         The gain recognized on sale of property in first quarter 2000 totaled $299,000, and represents the adjustment of deferred credits due to the revision of the estimated amounts needed to fund reserves related to the 16 hotels sold in third quarter 1998, of which the recognition of the balance of the gain was recognized in 1998 and 1999. The gain on sale of property in first quarter 1999 totaling $4.6 million relates to three of the 16 hotels sold in third quarter 1998, the recognition of which was originally deferred and recognized on the installment method. Other income decreased by $163,000 from first quarter 1999 to first quarter 2000. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships decreased from $1.9 million in first quarter 1999 to $19,000 in first quarter 2000, due primarily to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999, described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows provided by operating activities were $2.8 million in first quarter 2000, compared with $1.1 million used in operating activities in the first quarter 1999. Construction contracts receivable decreased by $7.1 million in first quarter 2000, compared with none in first quarter 1999; however, estimated earnings in excess of billings on construction contracts were $3.4 million in first quarter 2000 versus none in first quarter 1999. A federal income tax receivable of $2.3 million was collected in first quarter 2000 versus none in first quarter 1999. The decrease in accounts payable in first quarter 2000 of $774,000, compared with a $2.3 million increase in first quarter 1999.

         The Company's cash flows used in investing activities were $1.4 million in first quarter 2000, compared with cash flows provided by investing activities of $4.3 million for the comparable period in 1999. The Company collected $12.2 million from notes receivable in first quarter 1999, which related to two hotel properties sold in 1997 and 1998. Only $44,000 was received in first quarter 2000 from the collection of notes receivable. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $1.4 million in first quarter 2000 and $7.9 million in first quarter 1999.

         Net cash provided by financing activities was $1.6 million in first quarter 2000 compared with $6.7 million in first quarter 1999. Borrowings, net of repayments, on long-term debt and capitalized lease obligations were $1.6 million in first quarter 2000 versus $8.0 million in first quarter 1999. The repayments in first quarter 2000 include $1.3 million of long-term debt repurchased in the open market. In the first quarter of 2000, the Company repurchased 65,000 shares of its common stock for $285,000; in the first quarter of 1999, the Company repurchased 210,000 shares of its common stock for

$1.4 million pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale/leaseback transaction involving six of the Company's Sumner Suites hotels. The Company established a new three-year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of April 16, 2000, the Company had $15.4 million in borrowings outstanding under this credit facility, including the three-year term loan of $10.0 million; the remaining availability under this credit facility as of April 16, 2000, was $14.6 million.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2001. As of April 16, 2000, the Company had no borrowings outstanding under this credit facility.

         The Company opened four new Sumner Suites hotels in 1999 (including three in first quarter 1999) and none in first quarter 2000. As of the end of the first fiscal quarter of 2000, two Sumner Suites hotels were under construction which are expected to open in fourth quarter 2000 or first quarter 2001. The Company estimates that approximately $13.0 million in capital funds will be necessary to complete the construction of the two hotels under construction. In late 1998, the Company decided to slow its aggressive development schedule of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, and capital availability.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the first fiscal quarter of 2000, approximately 3.0 million shares had been repurchased at a cost of $17.5 million.

         On May 11, 2000, the Company sold and leased back four Sumner Suites hotels, adding these four hotels to the existing lease of 20 other hotels. Net proceeds from this transaction were $33.7 million, of which $7.5 million was used to reduce long-term indebtedness of the Company. The balance of $26.2 million has been temporarily invested in money market funds until needed. This transaction represented the first closing transaction as a part of the series of contemplated transactions pursuant to an agreement entered into with Prime Hospitality Corp. ("Prime") on March 16, 2000 (reference "Pending Prime Transaction" discussion in Item 7 of the Company's 1999 Form 10-K and footnote F of the Notes to Condensed Consolidated Financial Statements included with this Form 10-Q). The assumption by Prime of the Company's leasehold interest in the 24 Sumner Suites hotels currently leased from HPT Suite Properties Trust and the Company's lease of three Sumner Suites hotels to Prime is expected to occur in June, 2000. The Company is expected to receive net proceeds of approximately $16 million in cash or cash equivalents at the time of closing and to begin receiving minimum rental income from Prime in an amount of approximately $3.1 million per year.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of net proceeds from the above-discussed sale-leaseback transaction, the pending Prime transaction, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first fiscal quarter ended April 16, 2000.

YEAR 2000 DISCLOSURE

         The Company transitioned through January 1, 2000, and experienced no significant date related processing issues. The Company does not anticipate incurring any material direct costs related to the Year 2000 issue going forward.

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

                           PART II - OTHER INFORMATION

Item 1. ShoLodge Franchise Systems, Inc. v. The Williams & Roxann Davis Company, L.L.C., et al., U.S. District Court for the Middle District of Tennessee, Case No. 3-99-0967. On October 12, 1999, the Company filed an action against The William & Rosann Davis Company, L.L.C. and other parties arising out of a breach of the License Agreement concerning the Shoney's Inn in Texarkana, Arkansas. On January 11, 2000, the defendants filed a counterclaim against the Company claiming that the Company should be precluded from enforcing the License Agreement because of certain alleged misrepresentations made prior to the execution of the License Agreement, because of certain alleged breaches of the License Agreement by the Company and because of the Company's alleged violation of the Arkansas Franchise Practices Act. On March 14, 2000, the parties entered into a settlement pursuant to which the defendants agreed to pay $90,000 to the Company to resolve all claims raised in the case. The defendants have now paid the proceeds of the settlement to the Company and the case has been dismissed.

            No material developments occurred during the first quarter ended April 16, 2000 with respect to any other pending litigation.

Item 4.     Submission of Matters to a vote of Security Holders

                            Not applicable

Item 6.     Exhibits and Reports on Form 8-K

            6(a) Exhibits -

                    10.1 Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated May 11, 2000, incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

                    10.2 Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc. dated May 11, 2000, incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

                    10.3 Fourth Amendment to Lease Agreement and Amendment to Incidental Documents entered into between Hospitality Properties Trust, HPT Suite Properties Trust, ShoLodge, Inc., and Suite Tenant, Inc., dated May 11, 2000, incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

                      27  Financial Data Schedule for Quarter Ended April 16,
                          2000


            No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 16, 2000.

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ShoLodge, Inc.



            Date:  May 30, 2000         S/ Leon Moore
                                        ----------------------------------------
                                        Leon Moore
                                        President, Chief Executive Officer,
                                        Principal Executive Officer, Director


            Date:  May 30, 2000         S/ Bob Marlowe
                                        ----------------------------------------
                                        Bob Marlowe
                                        Secretary, Treasurer, Chief Accounting
                                        Officer, Principal Accounting Officer,
                                        Chief Financial Officer, Director