Form 10-Q
period 2000-07-09
SHOLODGE INC
filed 2000-08-25
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

   For the Second Quarter Ended July 9, 2000     Commission File No. 0-19840

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

         As of August 23, 2000, there were 5,663,668 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                       JULY 9,         DECEMBER 26,
                                                                                        2000             1999(1)
                                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                        $  18,216,667      $   3,386,937
   Restricted cash                                                                     14,141,815          1,605,513
   Accounts receivable-trade, net                                                       5,019,173          4,853,252
   Construction contracts receivable                                                      428,795          7,674,104
   Costs and estimated earnings in excess of billings on construction contracts         9,550,010          3,588,071
   Income taxes receivable                                                                974,218          3,335,543
   Prepaid expenses                                                                       455,359            573,064
   Notes receivable-net                                                                   842,498            468,762
   Other current assets                                                                   158,667            441,023
                                                                                ------------------------------------
               Total current assets                                                    49,787,202         25,926,269

NOTES RECEIVABLE, NET                                                                  63,288,526         60,887,262

PROPERTY AND EQUIPMENT                                                                108,615,249        148,698,134
   Less accumulated depreciation and amortization                                     (22,044,915)       (23,821,643)
                                                                                ------------------------------------
                                                                                       86,570,334        124,876,491

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                                 9,210,892          9,186,608

DEFERRED CHARGES,NET                                                                    7,597,334          8,407,623

DEPOSITS ON SALE/LEASEBACK                                                                      0         35,280,000

INTANGIBLE ASSETS                                                                       3,028,940          3,122,173

OTHER ASSETS                                                                            2,198,881          2,627,487
                                                                                ------------------------------------
   TOTAL ASSETS                                                                     $ 221,682,109      $ 270,313,913
                                                                                ====================================






(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                                                                                       JULY 9,         DECEMBER 26,
                                                                                        2000             1999(1)
                                                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                            $  13,913,734      $   9,594,955
   Taxes other than on income                                                             834,651          1,448,602
   Current portion of long-term debt
      and capitalized lease obligations                                                   562,320          2,227,929
                                                                                ------------------------------------
               Total current liabilities                                               15,310,705         13,271,486

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE
   OBLIGATIONS, LESS CURRENT PORTION                                                  105,437,727        125,550,557

DEFERRED INCOME TAXES                                                                   2,089,297          2,089,297

DEFERRED GAIN ON SALE/LEASEBACK                                                         4,129,962         36,307,820

DEFERRED CREDITS                                                                        2,675,639          1,283,605

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                             757,853            932,809
                                                                                ------------------------------------
   TOTAL LIABILITIES                                                                  130,401,183        179,435,574
                                                                                ------------------------------------
SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                                     0                  0
   Common stock (no par value; 20,000,000 shares
      authorized 5,701,978 shares issued and outstanding
      as of July 9, 2000 and 5,372,578 shares issued
      and outstanding as of December 26, 1999)                                              1,000              1,000
  Additional paid-in capital                                                           43,840,879         42,484,275
  Retained earnings                                                                    66,116,698         65,512,322
  Unrealized gain on securities available for sale (net of tax)                            71,912             80,321
  Treasury stock                                                                      (17,548,915)       (17,199,579)
   Less notes receivable from officer, net of discount of $331,000                     (1,200,648)                 0
                                                                                ------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                       91,280,926         90,878,339
                                                                                ------------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 221,682,109      $ 270,313,913
                                                                                ====================================




(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE TWENTY-EIGHT WEEKS ENDED JULY 9, 2000 AND JULY 11, 1999

                                                                   12 WEEKS  ENDED                28 WEEKS ENDED
                                                               JULY 9,        JULY 11,         JULY 9,       JULY 11,
                                                                2000            1999            2000            1999
                                                           ---------------------------------------------------------------
REVENUES:
   Hotel                                                    $ 17,603,898    $ 16,402,332    $ 39,805,704    $ 34,661,033
   Franchising and management                                    935,003         744,841       1,832,314       1,667,263
   Construction and development                                2,930,034         412,286       7,062,805         703,551
                                                           ---------------------------------------------------------------
           Total revenues                                     21,468,935      17,559,459      48,700,823      37,031,847

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                   13,099,115      10,704,002      28,786,421      22,748,054
      Franchising and management                                 565,928         527,021       1,384,111       1,164,179
      Construction and development                             3,155,874         398,910       7,178,996         644,848
                                                           ---------------------------------------------------------------
           Total operating expenses                           16,820,917      11,629,933      37,349,528      24,557,081

   General and administrative                                  1,399,930       1,748,620       2,802,193       3,463,149
   Rent expense, net                                           4,672,679       2,556,106      10,038,424       5,569,638
   Depreciation and amortization                               1,310,440       1,640,265       3,417,215       4,104,295
                                                           ---------------------------------------------------------------
           Loss from operations                               (2,735,031)        (15,465)     (4,906,537)       (662,316)

OTHER INCOME AND (EXPENSES):
   Interest expense                                           (2,517,466)     (3,325,135)     (6,136,051)     (6,999,788)
   Interest income                                             1,471,683       1,217,580       3,343,671       3,097,940
   Gain on sale of property and leasehold interests            4,381,795       7,370,825       4,680,819      11,980,081
   Other income                                                  124,438         134,629         282,131         454,995
                                                           ---------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN                               725,419       5,382,434      (2,735,967)      7,870,912

INCOME TAX (BENEFIT) EXPENSE                                     367,000       2,049,000        (830,000)      2,279,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                    (7,949)         10,878         (26,878)     (1,871,624)
                                                           ---------------------------------------------------------------
EARNINGS BEFORE EXTRAORDINARY ITEM                               350,470       3,344,312      (1,932,845)      3,720,288

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
  (net of related tax effect of $1,401,000 and $1,555,000
    respectively)                                              2,286,214               0       2,537,221               0
                                                           ---------------------------------------------------------------
NET EARNINGS                                                $  2,636,684    $  3,344,312    $    604,376    $  3,720,288
                                                           ===============================================================
EARNINGS PER COMMON SHARE

        Basic:
          Earnings per share from continuing operations     $       0.07    $       0.47    $      (0.36)   $       0.51
          Extraordinary gain, net of tax effect             $       0.43    $       0.00    $       0.47    $       0.00
          Net earnings                                      $       0.50    $       0.47    $       0.11    $       0.51
                                                           ===============================================================

        Diluted:
          Earnings per share from continuing operations     $       0.07    $       0.41    $      (0.36)   $       0.50
          Extraordinary gain, net of tax effect             $       0.43    $       0.00    $       0.47    $       0.00
          Net earnings                                      $       0.50    $       0.41    $       0.11    $       0.50
                                                           ===============================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

        Basic                                                  5,318,268       7,178,978       5,325,393       7,250,680
        Diluted                                                5,321,614       9,685,234       5,375,852       7,477,153
                                                           ---------------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE TWENTY EIGHT WEEKS ENDED JULY 9, 2000 AND JULY 11, 1999
                                   (UNAUDITED)

                                                                        28 WEEKS ENDED
                                                                    JULY 9,        JULY 11,
                                                                     2000            1999
                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEMS                       ($ 1,932,845)   $  3,720,288
   ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET
      CASH USED IN OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                            3,417,215       4,104,295
           AMORTIZATION OF DEFERRED CHARGES RECORDED
              AS INTEREST EXPENSE                                     408,185         778,356
           RECOGNITION OF PREVIOUSLY DEFERRED GAINS                (2,526,455)     (2,747,622)
           GAIN ON SALE OF PROPERTY AND LEASEHOLD INTERESTS        (4,680,819)    (11,980,081)
           INCREASE IN MINORITY INTEREST IN EQUITY
              OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS            26,878       1,871,624
           COMPENSATION EXPENSE                                       151,955               0
   CHANGES IN ASSETS AND LIABILITIES:
           INCREASE IN TRADE RECEIVABLES                             (165,921)     (1,346,354)
           DECREASE IN CONSTRUCTION CONTRACT RECEIVABLES            7,245,309               0
           INCREASE IN ESTIMATED EARNINGS IN EXCESS OF BILLING
              ON CONSTRUCTION CONTRACTS                            (5,961,939)              0
           INCREASE IN INCOME AND OTHER TAXES RECEIVABLE              197,530       1,116,753
           DECREASE (INCREASE) IN PREPAID EXPENSES                    117,705        (608,546)
           DECREASE IN OTHER ASSETS                                   257,717         433,571
           INCREASE IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                                    975,423          70,008
                                                               --------------------------------
      NET CASH USED IN OPERATING ACTIVITIES                        (2,470,062)     (4,587,708)

CASH FLOWS FROM INVESTING ACTIVITIES:
   INCREASE IN RESTRICTED CASH                                    (12,536,302)       (472,591)
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                               75,000      12,267,668
   CAPITAL EXPENDITURES                                            (2,016,390)    (13,256,028)
   PROCEEDS FROM SALE OF PROPERTY AND LEASEHOLD INTERESTS          38,560,676      65,198,026
   PROCEEDS FROM SALE OF LEASEHOLD INTERESTS, NET OF EXPENSES      13,832,482               0
   INCREASE OF DEPOSITS ON SALE/LEASEBACK OF HOTELS                (4,295,000)     (7,280,000)
                                                               --------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                    33,620,466      56,457,075

CASH FLOWS FROM FINANCING ACTIVITIES:
   PAYMENTS FOR DEFERRED LOAN COSTS                                  (159,008)       (417,382)
   PROCEEDS FROM LONG-TERM DEBT                                    12,800,500      13,399,754
   PAYMENTS ON LONG-TERM DEBT                                     (28,225,407)    (32,169,672)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                         (189,590)       (103,679)
   DISTRIBUTIONS TO MINORITY INTERESTS                               (201,834)              0
   EXERCISE OF STOCK OPTIONS                                            4,001          41,505
   PURCHASE OF TREASURY STOCK                                        (349,336)     (6,096,319)
                                                               --------------------------------
      NET CASH USED IN FINANCING ACTIVITIES                       (16,320,674)    (25,345,793)

NET INCREASE IN CASH AND CASH EQUIVALENTS                          14,829,730      26,523,574

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     3,386,937       2,480,984
                                                               --------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                        $ 18,216,667    $ 29,004,558
                                                               ================================






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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended July 9, 2000 and July 11, 1999 are not necessarily indicative of the operating results for the entire year.

B.       COMPREHENSIVE INCOME

         Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the two quarters ended July 9, 2000 and July 11, 1999.

                                                             7/09/00  7/11/99
                                                             -------  -------
                  Net unrealized (loss) gain on securities
                  available for sale for the two quarters      ($8)     $25

C.       EARNINGS PER SHARE

         Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 9, 2000, and July 11, 1999:

                                                       12 WEEKS ENDED                 28 WEEKS ENDED
                                                       --------------                 --------------
                                                    July 9,       July 11,        July 9,         July 11,
                                                     2000           1999            2000            1999
         BASIC:
              EARNINGS BEFORE
                 EXTRAORDINARY ITEMS               $  350,470     $3,344,312     ($1,932,845)     $3,720,288
              EXTRAORDINARY GAIN                    2,286,214             --       2,537,221              --
                                                   ----------     ----------     -----------      ----------
              NET EARNINGS APPLICABLE TO
                 COMMON STOCK                      $2,636,684     $3,344,312     $   604,376      $3,720,288
                                                   ==========     ==========     ===========      ==========
         SHARES:
              WEIGHTED AVERAGE COMMON
                 SHARES OUTSTANDING                 5,318,268      7,178,978       5,325,393       7,250,680
                                                   ==========     ==========     ===========      ==========
         BASIC EARNINGS PER SHARE:
              BEFORE EXTRAORDINARY ITEMS           $     0.07     $     0.47     $     (0.36)     $     0.51
              EXTRAORDINARY GAIN                         0.43             --            0.47              --
                                                   ----------     ----------     -----------      ----------
              NET EARNINGS                         $     0.50     $     0.47     $      0.11      $     0.51
                                                   ==========     ==========     ===========      ==========
         DILUTED:
              EARNINGS BEFORE
                 EXTRAORDINARY ITEMS               $  350,470     $3,344,312     $(1,932,845)     $3,720,288
              EXTRAORDINARY GAIN                    2,286,214             --       2,537,221              --
                                                   ----------     ----------     -----------      ----------
              NET EARNINGS APPLICABLE TO
                 COMMON STOCK                       2,636,684      3,344,312         604,376       3,720,288
              DILUTIVE EFFECT OF 7.5%
                 CONVERTIBLE DEBENTURES                    --        579,462              --              --
                                                   ----------     ----------     -----------      ----------
              NUMERATOR FOR DILUTED
                 EARNINGS PER SHARE                $2,636,684     $3,923,774     $   604,376      $3,720,288
                                                   ==========     ==========     ===========      ==========
         SHARES:
              WEIGHTED AVERAGE COMMON
                 SHARES OUTSTANDING                 5,318,268      7,178,978       5,325,393       7,250,680
              EFFECT OF DILUTIVE
                 SECURITIES (OPTIONS)                   3,346        189,654          50,459         226,473
              EFFECT OF DILUTIVE SECURITIES
                 (7.5% CONVERTIBLE DEBENTURES)             --      2,316,602              --              --
                                                   ----------     ----------     -----------      ----------
              WEIGHTED AVERAGE COMMON
                 AND COMMON EQUIVALENT
                 SHARES OUTSTANDING                 5,321,614      9,685,234       5,375,852       7,477,153
                                                   ==========     ==========     ===========      ==========
          DILUTED EARNINGS PER SHARE:
              BEFORE EXTRAORDINARY ITEMS           $     0.07     $     0.41     $     (0.36)     $     0.50
              EXTRAORDINARY GAIN                         0.43             --            0.47              --
                                                   ----------     ----------     -----------      ----------
              NET EARNINGS                         $     0.50     $     0.41     $      0.11      $     0.50
                                                   ==========     ==========     ===========      ==========

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

                                                                      12 Weeks Ended               28 Weeks Ended
                                                                  July 9,        July 11,       July 9,      July 11,
                                                                    2000           1999          2000          1999
                                                                  ---------      ---------      --------      --------
         Revenues:
               Hotel revenues from external customers             $  17,604      $  16,401      $ 39,806      $ 34,661
                 Franchising and management                           2,123          1,841         4,505         4,044
               Construction and development                           3,225          4,244         8,696        11,027
               Elimination of intersegment revenue franchising,
                 management, construction and development            (1,483)        (4,927)       (4,306)      (12,700)
                                                                  ---------      ---------      --------      --------
                   Total revenues                                 $  21,469      $  17,559      $ 48,701      $ 37,032
                                                                  =========      =========      ========      ========
         Operating profit (loss):
               Hotel                                              $  (1,434)     $   1,713      $ (2,100)     $  2,755
               Franchising and management                            (1,124)        (1,707)       (2,770)       (3,366)
               Construction and development                            (177)           (21)          (37)          (51)
                                                                  ---------      ---------      --------      --------
                   Total operating profit (loss)                  $  (2,735)     $     (15)     $ (4,907)     $   (662)
                                                                  =========      =========      ========      ========
         Capital expenditures:
               Hotel                                              $     551      $   4,662      $  1,842      $ 12,238
               Franchising and management                                25            682           173           998
               Construction and development                               1             --             1            20
                                                                  ---------      ---------      --------      --------
                   Total capital expenditures                     $     577      $   5,344      $  2,016      $ 13,256
                                                                  =========      =========      ========      ========
         Depreciation and amortization:
               Hotel                                              $   1,030      $   1,384      $  2,766      $  3,459
               Franchising and management                               274            247           637           625
               Construction and development                               6              9            14            20
                                                                  ---------      ---------      --------      --------
                   Total depreciation and amortization            $   1,310      $   1,640      $  3,417      $  4,104
                                                                  =========      =========      ========      ========

                                                                                                 As of        As of
                                                                                                July 9,    December 26,
                                                                                                 2000          1999
                                                                                                --------      --------
         Total assets:
               Hotel                                                                            $145,931      $200,773
               Franchising and management                                                         65,316        57,986
               Construction and development                                                       10,435        11,555
                                                                                                --------      --------
                   Total assets                                                                 $223,275      $270,314
                                                                                                ========      ========

E.       RELATED PARTY TRANSACTION

         On July 5, 2000, the Board of Directors accelerated the vesting in options to purchase 40,000 shares of common stock. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company's common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1.5 million with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company's common stock on July 5, 2000, was $3.31 per share. The Company has recorded the notes receivable of $1.5 million, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. Compensation expense has been recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1.4 million has been recorded as paid-in capital and the notes receivable are recorded as a deduction from shareholders' equity.

F.       CONTINGENCIES

         The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of certain legal action against the Company which was recently concluded.

         In 1998, a former chief financial officer of the Company, filed a lawsuit against the Company and its chief executive officer alleging that his employment by the Company was wrongfully terminated, claiming breach of contract, fraud, retaliatory discharge and related claims. The plaintiff sought $3 million in compensatory damages and punitive and treble damages. On December 31, 1998 the Company filed a motion to dismiss this lawsuit on the basis that the plaintiff has intentionally destroyed relevant evidence during the pendency of the case. The court granted this motion on January 28, 1999 and dismissed the case with prejudice. On March 8, 1999 the plaintiff filed a Motion to Alter or Amend the Judgment dismissing the case. The court denied the motion on April 23, 1999. The plaintiff filed an appeal with the Tennessee Court of Appeals. On May 12, 2000, the Court of Appeals ordered the plaintiff to file a bond for costs on appeal or else show cause why his appeal should not be dismissed for failure to comply with Tenn. R. App. P. 6. The plaintiff failed to respond, so on June 1, 2000, the Court ordered the appeal dismissed. This case is now concluded.

G.       SALE/LEASEBACK TRANSACTION

         In May 2000, the Company entered into a sale and leaseback agreement for four of its Sumner Suites hotels. The assets of the hotels were sold to Hospitality Properties Trust ("HPT"), a real estate investment trust, and the hotels continued to be operated by the Company until the sale of leasehold interests on July 9, 2000 as described in Note H below. The Company initially deferred the gain of $3.7 million and was recognizing it on the straight-line method over the initial lease term, as a reduction of rent expense. As a part of the lease, the Company was required to pay an additional security deposit of $4.3 million, which was also assigned as a part of the sale of leasehold interests on July 9, 2000.

H.       SALE OF LEASEHOLD INTERESTS

         On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. ("Prime") in which it sold to Prime all of its leasehold interest in 24 Sumner Suites hotels, for a total of $15.6 million. The Company received $100,000 in cash, $13.9 million in the form of an escrow fund and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

         The Company also agreed to construct two hotels on sites presently owned by the Company. These projects will be funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

         The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. Prime will convert all 27 existing Sumner Suites to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

         The Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from the sale/leaseback on two of the hotels, and recognized extraordinary gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. The Company will recognize the deferred gains from the sale/leaseback when HPT exercises the exchange option or requires the Company to purchase the two properties, or these rights expire.

         In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

I. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES (in thousands of dollars):

                                                              28 Weeks Ended
                                                              --------------
                                                           July 9,       July 11,
                                                            2000           1999
         Investing:
              Proceeds from sale of property
                 arising from note receivable               $2,850          $0

              Proceeds from sale of leasehold
                 interests arising from repurchase
                 of long-term debt at a discount            $1,618          $0

         Financing:
              Exercise of stock options financed
                 by notes receivable                        $1,531          $0

                         ShoLodge, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and, through July 9, 2000, operated all-suites hotels under the Sumner Suites brand name, and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites hotels owned and operated through July 9, 2000 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. See "Prime Transaction" below for a discussion of the transaction which transferred the operations of all of the 27 Sumner Suites hotels to Prime Hospitality Corp. ("Prime") effective with the close of business on July 9, 2000. As of July 9, 2000, the Shoney's Inn lodging system consists of 76 Shoney's Inns containing 7,344 rooms of which 16 containing 1,822 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

         Sumner Suites hotels were marketed primarily to business travelers and, to a lesser extent, leisure travelers by offering an all-suite setting in a convenient location at an attractive price/value relationship. Sumner Suites offered mid-scale accommodations at rates between $75 and $100 per night and were usually located in or near business or leisure travel destinations in mid-sized and larger metropolitan markets. A typical Sumner Suites contains from 110 to 135 rooms, lounge facilities, meeting rooms, swimming pool and a fitness room, and offers a deluxe continental breakfast. Subsequent to the end of the second quarter of this year, the Company will no longer operate these hotels, which are to be re-flagged as AmeriSuites by Prime within the next few months. There are no plans to develop and operate Sumner Suites hotels in the near term. The Company is, however, developing this type of hotel for third parties, including new AmeriSuites hotels for Prime.

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

SALE OF LEASEHOLD INTERESTS

         On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. ("Prime") in which it sold to Prime all of its leasehold interest in 24 Sumner Suites hotels, for a total of $15.6 million. The Company received $100,000 in cash, $13.9 million in the form of an escrow fund and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

         The Company also agreed to construct two hotels on sites presently owned by the Company. These projects will be funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

         The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. Prime will convert all 27 existing Sumner Suites to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

         The Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from the sale/leaseback on two of the hotels, and recognized extraordinary gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. The Company will recognize the deferred gains from the sale/leaseback when HPT exercises the exchange option or requires the Company to purchase the two properties, or these rights expire.

         In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 9, 2000 and July 11, 1999

         Total operating revenues for the quarter ended July 9, 2000, were $21.5 million, or 22.3% more than the total operating revenues of $17.6 million reported for the second quarter of 1999. For the fiscal year-to-date period ended July 9, 2000, total operating revenues were $48.7 million, or 31.5% more than the total operating revenues of $37.0 million for the comparable period in 1999.

         Revenues from hotel operations in the second fiscal quarter of 2000 increased by $1.2 million, or 7.3%, from the $16.4 million reported for the same period last year. For the 40 same hotels opened for all of both quarterly periods, an increase of 0.1% in average daily room rates, from $69.77 in second quarter 1999 to $69.86 in second quarter 2000, and an increase in average occupancy rates on these hotels from 55.9% to 59.1% this year, resulted in an increase in same hotel revenues of 5.2% from $16.1 million in second quarter 1999 to $17.0 million in second quarter 2000. The one additional hotel opened in the fourth quarter of 1999 contributed $476,000 to hotel operating revenues in second quarter this year. One hotel which was sold in June 2000 contributed $161,000 to hotel revenues in second quarter this year, compared with $278,000 in second quarter 1999.

         Revenues from hotel operations in the first two fiscal quarters of 2000 increased by $5.1 million, or 14.8%, from the $34.7 million reported for the same period last year. For the 37 same hotels opened for all of both year-to-date periods, a decrease of 0.2% in average daily room rates, from $68.81 in 1999 to $68.66 in 2000, and an increase in average occupancy rates on these hotels from 53.7% to 56.7% this year, resulted in an increase in same hotel revenues of 5.0% from $32.6 million in 1999 to $34.2 million in 2000. The four hotels opened since the end of 1998 contributed $5.2 million to hotel operating revenues in the first two quarters of this year, compared with $1.6 million for the same period last year. The hotel which was sold in June 2000 contributed $379,000 to hotel revenues in the first two quarters of this year, compared with $482,000 for the same period in 1999.

         Through July 9, 2000, the Company owned and operated two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR (revenue per available room) for the 15 Company-owned Shoney's Inns decreased from $27.09 in second quarter 1999 to $25.88 in second quarter 2000. The 27 Sumner Suites hotels' RevPAR increased by 8.4%, from $45.25 in second quarter 1999 to $49.03 in second quarter 2000. The 26 Sumner Suites same-hotels' RevPAR increased by 8.8%, from $45.25 in second quarter 1999 to $49.25 in second quarter this year. For the first two quarters of this year, the RevPAR for all 15 Company-owned Shoney's Inns decreased from $24.83 in 1999 to $23.76 this year; the 14 same hotel Shoney's Inns' RevPAR during this same period decreased from $25.02 in 1999 to $23.99 this year. For the first two quarters of this year, the RevPAR for all 27 Sumner Suites hotels increased from $43.17 in 1999 to $47.76 this year; the 23 same hotel Sumner Suites hotels' RevPar during this same period increased from $43.98 in 1999 to $47.73 this year.

         Franchising and management revenues increased by $190,000, or 25.5%, in second quarter 2000 from second quarter 1999. Initial franchise and franchise termination fees increased by $253,000 from second quarter of last year, which was offset by a $63,000 decrease in royalty and reservation fees, due primarily to lower revenues upon which such fees are based. Initial franchise fee revenue and termination fees vary from quarter to quarter depending on the level of franchise sales activities and the number of franchises terminated. Franchising and management revenues increased by $165,000, or 9.9%, in the first two quarters of this year from the same period last year. Initial franchise and franchise termination fees increased by $341,000 from the first two quarters of last year, which was offset by a $176,000 decrease in royalty and reservation fees, due primarily to lower revenues upon which such fees are based, but also due to a $40,000 decrease in reservation fees due to the cancellation of reservation services by one hotel chain in March of 1999. Three new franchised hotels opened near the end of the second quarter 2000, and as of July 9, 2000, there was one franchised Shoney's Inn under construction, which is expected to open in early 2001.

         Revenues from construction and development activities were $2.9 million in second quarter 2000 on four third party construction contracts in progress versus $412,000 in second quarter 1999 on three third party construction contracts in progress. For the first two quarters of this year, revenues from construction and development activities were $7.1 million on seven third party construction contracts in progress versus $704,000 in the first two quarters of 1999 on three third party construction contracts in progress. As of July 9, 2000, there were two third party construction contracts in progress.

         Operating expenses from hotel operations for the second quarter of 2000 increased by $2.4 million, or 22.4%, from $10.7 million in second quarter 1999, due partially to the $1.2 million increase in hotel operating revenues. The four Sumner Suites hotels opened in 1999 and first quarter 2000 caused hotel operating expenses to increase by $1.0 million over second quarter last year. Hotel operating expenses on the 37 same-hotels increased by 14.7%, or $1.4 million, in second quarter 2000 over second quarter 1999. The operating expenses as a percentage of operating revenues for this activity increased from 65.3% in second quarter 1999 to 74.4% in second quarter 2000; operating expenses as a percentage of operating revenues on the 37 same-hotels increased from 65.4% in second quarter 1999 to 73.4% in second quarter 2000. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, uncollectible accounts receivable, operating supplies, and security. Payroll related costs increased significantly in second quarter of this year due to the Prime transaction (see above discussion). Since the announcement of the prospective transaction in first quarter, it was necessary to maintain the hotel staffing positions at the 27 Sumner Suites hotels to the date operations of these hotels were assumed by Prime (July 9, 2000). These costs included bonuses to stay until the transaction was consummated, payment of accrued vacation for those employees transferred to Prime or who resigned or were terminated, termination pay, regular second quarter bonuses to be paid, and payroll taxes and travel expenses associated with these costs.

         Operating expenses from hotel operations for the first two quarters of 2000 increased by $6.0 million, or 26.5%, from $22.7 million in the first two quarters of 1999, due partially to the $5.1 million increase in hotel operating revenues. The four Sumner Suites hotels opened in 1999 and first quarter 2000 caused hotel operating expenses to increase by $2.3 million over the first two quarters of 1999. Hotel operating expenses on the 37 same-hotels increased by 18.0%, or $3.8 million, in the first two quarters of this year over the comparable period last year. The operating expenses as a percentage of operating revenues for this activity increased from 65.6% in the first two quarters of 1999 to 72.3% in the first two quarters of 2000; operating expenses as a percentage of operating revenues on the 37 same-hotels increased from 64.0% in the first two quarters of 1999 to 71.9% in the first two quarters of 2000. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, uncollectible accounts receivable, operating supplies, and security. Payroll related costs increased significantly in second quarter of this year due to the impacts of the Prime transaction described above. Since the announcement of the proposed transaction in first quarter, it was necessary to maintain the hotel staffing positions at the 27 Sumner Suites hotels to the date operations of these hotels were assumed by Prime (July 9, 2000). These costs included bonuses to stay until the transaction was consummated, termination pay, and payroll taxes and travel expenses associated with these costs.

         Franchising and management operating expenses increased by $39,000, or 7.4%, from second quarter 1999 to second quarter 2000, and by $220,000, or 18.9% from the first two quarters of 1999 to the first two quarters of this year. The increases were primarily in the areas of (1) reservation center equipment expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, postage and freight, dues and subscriptions, and hotel inspection expenses. Construction and development costs in second quarter of this year were $3.2 million on the four third party construction contracts in progress versus $399,000 in first quarter 1999 on the three third party construction contract in progress at that time.

         Construction and development costs in the first two quarters of this year were $7.2 million on the five third party construction contracts in progress versus $645,000 in the first two quarters of 1999 on the three third party construction contract in progress at that time. The Company reflected a loss from the construction and development activities due to fewer contracts than the existing overhead costs. General and administrative expenses in the second quarter of this year decreased by $349,000, or 19.9%, from second quarter 1999, and in the first two quarters of this year they decreased by $661,000, or 19.1%. These decreases were due primarily to decreased professional fees, travel expenses and telephone expenses.

         Rent expense increased by $2.1 million in second quarter this year from last year's second quarter, which represents the base rent paid in the second quarter of this year on the six Sumner Suites hotels sold and leased back on June 29, 1999, and the four Sumner Suites hotels sold and leased back on May 11, 2000. For the first two quarters of this year, rent expense increased by $4.5 million from the comparable period last year, of which $4.4 million represents the increase in base rent paid on the ten Sumner Suites hotels sold and leased back in June of 1999 and May of 2000. The balance of the increase is due to increases in percentage rent paid on the hotels sold and leased back and to a reduction in deferred gain accretion which reduces rent expense on those hotels.

         Depreciation and amortization expense decreased by $330,000, or 20.1%, from second quarter 1999, and for the first two quarters, decreased by $687,000, or 16.7% from the same period last year. The sale-leaseback of 6 Sumner Suites hotels in June, 1999, and 4 Sumner Suites hotels in May, 2000, reduced depreciation expense in both the second quarter of this year and the first two quarters of this year from the comparable periods in 1999. Interest expense in the second quarter of this year decreased by $808,000, or 24.3%, from second quarter last year, while interest income increased by $254,000, or 20.9%, from second quarter 1999, for a net decrease of $1.1 million in net interest expense. Interest expense in the first two quarters of this year decreased by $864,000, or 12.3%, from the first two quarters last year, while interest income increased by $246,000, or 7.9%, from the first two quarters of 1999, for a net decrease of $1.1 million in year-to-date net interest expense. These reductions in net interest expense were due to a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds of the sale lease-back of four hotels on May 11 of this year and to the interest income earned from the temporary investment of the remaining proceeds from that transaction in interest bearing instruments.

         The gain recognized on sale of property and leasehold interests in second quarter 2000 totaled $4.4 million, and includes a gain of $3.6 million recognized on the sale of the Company's leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney's Inn was sold in second quarter at a gain of $755,000. The gain on sale of property in second quarter 1999 totaling $7.4 million relates to four of the 16 hotels sold in third quarter 1998, the recognition of which was originally deferred and recognized on the installment method. The gain on sale of property and leasehold interests in the first two quarters of this year was $4.7 million, consisting of the two transactions in the second quarter and $299,000 recognized in first quarter from a recognition of deferred gains related to the sale of two Shoney's Inns in 1998. The gain on sale of property in the first two quarters of 1999 was $12.0 million, of which $11.9 million relates to the recognition of previously deferred gain related to four of the 16 hotels sold in third quarter 1998, which was being recognized on the installment method.

         Other income decreased by $10,000 from second quarter 1999 to second quarter 2000, and by $173,000 from the first two quarters of 1999 to the first two quarters of 2000. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships decreased from $1.9 million in the first two quarters of 1999 to $27,000 in the first two quarters of 2000, due primarily to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999, described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $2.5 million in the first two quarters of 2000, compared with $4.6 million used in operating activities in the first two quarters of 1999.

         The Company's cash flows provided by investing activities were $33.6 million in the first two quarters of 2000, compared with $56.5 million for the comparable period in 1999. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $2.0 million in the first two quarters of 2000 and $13.3 million in the first two quarters of 1999. Proceeds from the sale of property and leasehold interests were $38.6 million in the first two quarters of 2000 versus $65.2 million for the comparable period in 1999. In the second quarter of 2000, the Company sold and leased back four hotels and sold a fourth hotel for a combination of cash and a note; in the second quarter of 1999, the Company sold and leased back six hotels.

         Net cash used in financing activities was $16.3 million in the first two quarters of 2000 compared with $25.3 million in the first two quarters of 1999. Repayments, net of borrowings, on long-term debt and capitalized lease obligations were $15.6 million in the first two quarters of 2000 versus $18.9 million in the first two quarters of 1999. The repayments in the first two quarters of 2000 include $15.5 million of long-term debt repurchased in the open market. In the first two quarters of 2000, the Company repurchased 80,000 shares of its common stock for $349,000; in the first two quarters of 1999, the Company repurchased 1,112,000 shares of its common stock for $6.1 million pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

         The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale/leaseback transaction involving six of the Company's Sumner Suites hotels. The Company established a new three-year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of July 9, 2000, the Company had $10.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan of $10.0 million; the remaining availability under this credit facility as of July 9, 2000, was $16.8 million ($3.2 million was used in second quarter 2000 to secure the Company's guaranty of a subsidiary's letter of credit).

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2001. As of July 9, 2000, the Company had no borrowings outstanding under this credit facility.

         The Company opened four new Sumner Suites hotels in 1999 (including three in the first two quarters of 1999) and none in the first two quarters of 2000. As of the end of the second fiscal quarter of 2000, two hotels were under construction which are expected to open in second quarter 2001. The Company estimates that approximately $13.0 million in capital funds will be necessary to complete the construction of the two hotels under construction. These two hotels may be exchanged upon completion for two of the 24 Sumner Suites hotels that are included in the leasehold interests sold to Prime (See above discussion of Sale of Leasehold Interests). The Company has escrowed $13.9 million to finish these two hotels. The Company has decided to cease its development of new Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the Sale of Leasehold Interests discussed above.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the

Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the second fiscal quarter of 2000, approximately 3.0 million shares had been repurchased at a cost of $17.5 million.

         On May 11, 2000, the Company sold and leased back four Sumner Suites hotels, adding these four hotels to the existing lease of 20 other hotels. Net proceeds from this transaction were $33.7 million, of which $7.5 million was used to reduce long-term indebtedness of the Company. The balance of $26.2 million was temporarily invested in money market funds until needed. This transaction represented the first closing transaction as a part of the series of contemplated transactions pursuant to an agreement entered into with Prime on March 16, 2000 (reference "Pending Prime Transaction" discussion in Item 7 of the Company's 1999 Form 10-K and footnote H of the Notes to Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q). The assumption by Prime of the Company's leasehold interest in the 24 Sumner Suites hotels leased from HPT Suite Properties Trust and the Company's lease of three Sumner Suites hotels to Prime occurred on July 9, 2000.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, a continuation of the development and operation of Sumner Suites and the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of cash on hand, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the second fiscal quarter ended July 9, 2000.

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

                           PART II - OTHER INFORMATION

Item 1. ShoLodge Franchise Systems, Inc. v. Ambe Hotels & Investments, et al, Chancery Court for Davidson County, Tennessee, Case No. 00-1865-II. On June 14, 2000, the Company filed an action against Ambe Hotels & Investments and other parties arising out of Ambe's failure to pay royalty and other fees to the Company pursuant to the License Agreement concerning the Shoney's Inn in Orlando, Florida. On July 7, 2000, the Company reached a settlement with the defendants pursuant to which the defendants agreed to pay the Company $175,000 in past due royalty fees and in termination fees. The defendants had paid $10,000 of the settlement amount by July 9, 2000, and the balance of $165,000 was received on August 22, 2000. The action will be dismissed with prejudice with the receipt of this final payment.

         ShoLodge Franchise Systems, Inc. v. Skyland Inn, LLC, et al, Chancery Court for Davidson County, Tennessee, Case No. 00-1637-II. On May 25, 2000, the Company filed a declaratory judgment action against Skyland Inn, LLC, the franchisee of the Shoney's Inn in Asheville, North Carolina, and other parties. On or about July 20, 2000, the Company reached a settlement with the defendants pursuant to which Skyland Inn, LLC agreed to pay the Company $20,000 and agreed to execute a Promissory Note in the amount of $180,000 in favor of the Company in satisfaction of Skyland's obligations under the terms of the License Agreement. The Company has received a payment of $20,000 in cash and has received an executed Promissory Note in the amount of $180,000. The action will be dismissed with prejudice in the immediate future.

         Michael A. Corbett v. ShoLodge, Inc. and Leon Moore, Chancery Court for Sumner County, Tennessee, No. 98C-184. In this action, filed on June 12, 1998, Michael A. Corbett, the former Chief Financial Officer of ShoLodge, claims that he was wrongfully terminated by the Company and has asserted claims against the Company and its chief executive officer, Leon Moore, for breach of contract, fraud, retaliatory discharge and related claims. The plaintiff sought $3,000,000 in compensatory damages and sought punitive and treble damages in addition. The defendants filed an answer to the complaint on July 9, 1998. On December 31, 1998, the Company filed a motion to dismiss this lawsuit on the basis that Mr. Corbett had intentionally destroyed relevant evidence during the pendency of the case. The Court heard oral argument on the motion on January 28, 1999, and granted the motion at the conclusion of the hearing and dismissed the case with prejudice. On March 8, 1999, Mr. Corbett filed a Motion to Alter or Amend the Judgment dismissing the case, which the Court denied. The plaintiff appealed the dismissal of the case to the Tennessee Court of Appeals. On May 12, 2000, the Tennessee Court of Appeals ordered the plaintiff to file a bond for costs on appeal or else show cause why his appeal should not be dismissed for failure to comply with Tenn. R. App. P. 6. The plaintiff failed to respond; therefore, the Court ordered the appeal dismissed on June 1, 2000. This case is now concluded.

         No material developments occurred during the second quarter ended July 9, 2000 with respect to any other pending litigation. Reference is made to Form 10-Q for first fiscal quarter ended April 16, 2000.

Item 4.  Submission of Matters to a vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 26, 2000, 5,307,578 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following director:

                  Name of Nominee             Vote Cast
                  ---------------             ---------
                                        For             Withheld
                                        ---             --------
                  Leon Moore          5,113,621          31,285

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits -

                  10.1 Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated May 11, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on May 26, 2000.

                  10.2 Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc. dated May 11, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on May 26, 2000.

                  10.3 Fourth Amendment to Lease Agreement and Amendment to Incidental Documents entered into between Hospitality Properties Trust, HPT Suite Properties Trust, ShoLodge, Inc. and Suite Tenant, Inc., dated May 11, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on May 26, 2000.

                  10.4 Sale and Purchase Agreement by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of March 16, 2000. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 27, 2000.

                  10.5 First Amendment to Sale and Purchase Agreement by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on July 24, 2000.

                  10.6 Lease Agreement by and between Southeast Texas Inns, Inc., as landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on July 24, 2000.

                  10.7 Contractor and Development Agreement by and between Prime Hospitality Corp., as owner, Moore & Associates, Inc., as contractor, and ShoLodge, Inc., as guarantor, dated as of July 9, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on July 24, 2000.

                  10.8 Interim Agreement for Reservation Services by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on July 24, 2000.

                  10.9 Agreement for Reservation Services by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company's Report on Form 8-K, filed with the Commission on July 24, 2000.

                  27       Financial Data Schedule for Quarter Ended July 9,
                           2000

         6(b)     Reports on Form 8-K

                           A Form 8-K was filed on May 26, 2000, relating to the completion of a sale-leaseback transaction involving four Sumner Suites hotels on May 11, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ShoLodge, Inc.



Date:  August 24, 2000              S/ Leon Moore
                                    --------------------------------------------
                                    Leon Moore
                                    President, Chief Executive Officer,
                                    Principal Executive Officer, Director



Date:  August 24, 2000              S/ Bob Marlowe
                                    --------------------------------------------
                                    Bob Marlowe
                                    Secretary, Treasurer, Chief Accounting
                                    Officer, Principal Accounting Officer,
                                    Chief Financial Officer, Director