Form 10-Q
period 2000-10-01
SHOLODGE INC
filed 2000-11-15
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

For the Third Quarter Ended October 1, 2000          Commission File No. 0-19840

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

         As of November 13, 2000, there were 5,645,908 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                  OCTOBER 1,          DECEMBER 26,
                                                                                     2000               1999(1)
                                 ASSETS                                           (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents                                                       $  9,877,242       $  3,386,937
   Restricted cash                                                                   14,399,632          1,605,513
   Accounts receivable-trade, net                                                     3,452,081          4,853,252
   Construction contracts receivable                                                    204,271          7,674,104
   Costs and estimated earnings in excess of billings on construction contracts       3,682,319          3,588,071
   Income taxes receivable                                                               63,095          3,335,543
   Prepaid expenses                                                                     440,120            573,064
   Notes receivable-net                                                                 937,142            468,762
   Other current assets                                                                 158,667            441,023
                                                                              -------------------------------------
                Total current assets                                                 33,214,569         25,926,269

NOTES RECEIVABLE, NET                                                                63,037,477         60,887,262

PROPERTY AND EQUIPMENT                                                              109,962,342        148,698,134
   Less accumulated depreciation and amortization                                   (22,535,967)       (23,821,643)
                                                                              -------------------------------------
                                                                                     87,426,375        124,876,491

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                               9,229,759          9,186,608

DEFERRED CHARGES, NET                                                                 7,239,416          8,407,623

DEPOSITS ON SALE/LEASEBACK                                                                    0         35,280,000

INTANGIBLE ASSETS                                                                     2,988,966          3,122,173

OTHER ASSETS                                                                          4,258,048          2,627,487
                                                                              -------------------------------------

   TOTAL ASSETS                                                                    $207,394,610       $270,313,913
                                                                              =====================================




(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES

                                                                                   OCTOBER 1,          DECEMBER 26,
                                                                                     2000                1999(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY                                           (UNAUDITED)

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                           $ 13,141,857       $  9,594,955
   Taxes other than on income                                                           556,381          1,448,602
   Current portion of long-term debt
      and capitalized lease obligations                                                 490,015          2,227,929
                                                                              -------------------------------------

                Total current liabilities                                            14,188,253         13,271,486

OTHER LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                                                91,708,001        125,550,557

DEFERRED INCOME TAXES                                                                 2,089,297          2,089,297

DEFERRED GAIN ON SALE/LEASEBACK                                                       4,129,962         36,307,820

DEFERRED CREDITS                                                                      2,395,963          1,283,605

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                           712,470            932,809

                                                                              -------------------------------------
   TOTAL LIABILITIES                                                                115,223,946        179,435,574
                                                                              -------------------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
      shares outstanding)                                                                     0                  0
   Common stock (no par value; 20,000,000 shares
      authorized 5,658,268 shares issued and outstanding
      as of October 1, 2000 and 5,372,578 shares issued
      and outstanding as of December 26, 1999)                                            1,000              1,000
  Additional paid-in capital                                                         43,840,879         42,484,275
  Retained earnings                                                                  67,233,161         65,512,322
  Unrealized gain on securities available for sale (net of tax)                          57,442             80,321
  Treasury stock                                                                    (17,737,619)       (17,199,579)
  Less notes receivable from officer, net of discount of $307,050                    (1,224,199)                 0
                                                                              -------------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                                     92,170,664         90,878,339
                                                                              -------------------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $207,394,610       $270,313,913
                                                                              =====================================




(1) Derived from fiscal year ended December 26, 1999 audited financial statements. See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE FORTY WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999


                                                                         12 WEEKS ENDED               40 WEEKS ENDED
                                                                    OCTOBER 1,     OCTOBER 3,    OCTOBER 1,     OCTOBER 3,
                                                                       2000           1999          2000           1999
                                                                  ----------------------------------------------------------
REVENUES:
   Hotel                                                             $3,510,542    $17,051,354   $43,316,246    $51,712,387
   Franchising and management                                         1,057,179      1,893,824     2,889,493      3,561,087
   Construction and development                                       2,073,101      4,494,888     9,135,906      5,198,439

                                                                  ----------------------------------------------------------
            Total revenues                                            6,640,822     23,440,066    55,341,645     60,471,913

COSTS AND EXPENSES:
   Operating expenses:
      Hotel                                                           2,936,441     11,673,969    31,722,862     34,422,023
      Franchising and management                                        532,301        518,924     1,916,412      1,683,103
      Construction and development                                    2,216,199      3,774,840     9,395,195      4,419,688

                                                                  ----------------------------------------------------------
            Total operating expenses                                  5,684,941     15,967,733    43,034,469     40,524,814

   General and administrative                                         1,080,329      1,079,329     3,882,522      4,542,478
   Rent expense, net                                                    153,420      3,936,794    10,191,844      9,506,432
   Depreciation and amortization                                      1,137,630      1,458,094     4,554,845      5,562,389

                                                                  ----------------------------------------------------------
            (Loss) earnings from operations                          (1,415,498)       998,116    (6,322,035)       335,800

OTHER INCOME AND (EXPENSES):
   Interest expense                                                  (2,175,730)    (2,515,378)   (8,311,781)    (9,515,166)
   Interest income                                                    1,594,386      1,628,706     4,938,057      4,726,646
   Gain on sale of property and leasehold interests                       1,658         49,444     4,682,477     12,029,525
   Other income                                                         867,579        (48,743)    1,149,710        406,252

                                                                  ----------------------------------------------------------
(LOSS) EARNINGS BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN                                   (1,127,605)       112,145    (3,863,572)     7,983,057

INCOME TAX (BENEFIT) EXPENSE                                           (339,000)        36,000    (1,169,000)     2,315,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                          (14,616)       (18,341)      (41,494)    (1,889,965)
                                                                  ----------------------------------------------------------

(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEM                              (803,221)        57,804    (2,736,066)     3,778,092


EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
  (net of related tax effect of $2,732,000 in 2000 and
  $490,000 in 1999 respectively)                                      1,919,684        798,670     4,456,905        798,670

                                                                  ----------------------------------------------------------
NET EARNINGS                                                         $1,116,463    $   856,474   $ 1,720,839    $ 4,576,762
                                                                  ==========================================================

EARNINGS PER COMMON SHARE

        Basic:
          (Loss) earnings per share from continuing operations           ($0.14)         $0.01        ($0.50)         $0.55
          Extraordinary gain, net of tax effect                           $0.34          $0.14         $0.82          $0.12
          Net earnings                                                    $0.20          $0.15         $0.32          $0.67
                                                                  ==========================================================

        Diluted:
          (Loss) earnings per share from continuing operations           ($0.14)         $0.01        ($0.50)         $0.54
          Extraordinary gain, net of tax effect                           $0.34          $0.13         $0.81          $0.11
          Net earnings                                                    $0.20          $0.14         $0.31          $0.65
                                                                  ==========================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                         5,667,906      5,842,152     5,428,147      6,828,121
        Diluted                                                       5,723,408      6,067,252     5,492,949      7,054,246
                                                                  ----------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FORTY WEEKS ENDED OCTOBER 1, 2000 AND OCTOBER 3, 1999
                                  (UNAUDITED)

                                                                                                40 WEEKS ENDED
                                                                                          OCTOBER 1,        OCTOBER 3,
                                                                                            2000              1999

                                                                                    -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
(LOSS) EARNINGS BEFORE EXTRAORDINARY ITEMS                                               $(2,736,066)      $ 3,778,092
   ADJUSTMENTS TO RECONCILE NET (LOSS) EARNINGS TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                                                   4,554,845         5,562,389
           AMORTIZATION OF DEFERRED CHARGES RECORDED
               AS INTEREST EXPENSE                                                           566,720           923,884
           RECOGNITION OF PREVIOUSLY DEFERRED GAINS                                       (2,806,131)       (4,185,756)
           GAIN ON SALE OF PROPERTY AND LEASEHOLD INTERESTS                               (4,682,477)      (12,029,525)
           INCREASE IN MINORITY INTEREST IN EQUITY
               OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                  41,494         1,889,965
           COMPENSATION EXPENSE                                                              151,955                 -
   CHANGES IN ASSETS AND LIABILITIES:
           DECREASE (INCREASE) IN TRADE RECEIVABLES                                        1,401,171        (1,722,184)
           DECREASE IN CONSTRUCTION CONTRACT RECEIVABLES                                   7,469,833                 -
           INCREASE IN ESTIMATED EARNINGS IN EXCESS OF BILLING
              ON CONSTRUCTION CONTRACTS                                                      (94,248)       (5,198,439)
           (INCREASE) DECREASE IN INCOME AND OTHER TAXES RECEIVABLE                         (338,473)        1,319,747
           DECREASE (INCREASE) IN PREPAID EXPENSES                                           132,944          (362,234)
           INCREASE IN OTHER ASSETS                                                       (2,008,698)         (290,627)
           INCREASE IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                                                           203,546         2,131,781
                                                                                    -----------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  1,856,415        (8,182,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
   INCREASE IN RESTRICTED CASH                                                           (12,794,119)         (896,145)
   PAYMENTS RECEIVED ON NOTES RECEIVABLE                                                     231,409        12,292,668
   CAPITAL EXPENDITURES                                                                   (3,750,707)      (17,663,069)
   PROCEEDS FROM SALE OF PROPERTY AND LEASEHOLD INTERESTS                                 38,560,676        65,312,470
   PROCEEDS FROM SALE OF LEASEHOLD INTERESTS, NET OF EXPENSES                             13,832,482                 -
   INCREASE OF DEPOSITS ON SALE/LEASEBACK OF HOTELS                                       (4,295,000)       (7,280,000)
                                                                                    -----------------------------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                           31,784,741        51,765,924

CASH FLOWS FROM FINANCING ACTIVITIES:
   PAYMENTS FOR DEFERRED LOAN COSTS                                                         (355,506)         (690,220)
   PROCEEDS FROM LONG-TERM DEBT                                                           12,800,500        23,399,754
   PAYMENTS ON LONG-TERM DEBT                                                            (38,610,382)      (35,514,303)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                                                (189,590)         (182,232)
   DISTRIBUTIONS TO MINORITY INTERESTS                                                      (261,834)                -
   EXERCISE OF STOCK OPTIONS                                                                   4,001            41,505
   PURCHASE OF TREASURY STOCK                                                               (538,040)       (9,937,863)
                                                                                    -----------------------------------
      NET CASH USED IN FINANCING ACTIVITIES                                              (27,150,851)      (22,883,359)

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  6,490,305        20,699,658

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                            3,386,937         2,480,984
                                                                                    -----------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                 $9,877,242       $23,180,642
                                                                                    ===================================






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

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the operating results for the entire year.

B.   COMPREHENSIVE INCOME

     Comprehensive income includes net income and other comprehensive income which is defined as non-owner transactions in equity. The following table sets forth (in thousands) the amounts of other comprehensive income included in equity for the three quarters ended October 1, 2000 and October 3, 1999.

                                                               10/1/00       10/3/99
                                                               -------       -------
             Net unrealized (loss) gain on securities
             available for sale for the three quarters          $(23)          $24

C.   EARNINGS PER SHARE

     Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 1, 2000, and October 3, 1999:

                                                        12 WEEKS ENDED                  40 WEEKS ENDED
                                                 ----------------------------      ----------------------------
                                                  October 1,       October 3,       October 1,      October 3,
                                                     2000            1999              2000            1999
     BASIC:
        EARNINGS (LOSS) BEFORE
             EXTRAORDINARY ITEMS                 $  (803,221)      $   57,804      $(2,736,066)      $3,778,092
        EXTRAORDINARY GAIN                         1,919,684          798,670        4,456,905          798,670
                                                 -----------       ----------      -----------       ----------
        NET EARNINGS APPLICABLE TO
             COMMON STOCK                        $ 1,116,463       $  856,474      $ 1,720,839       $4,576,762
                                                 ===========       ==========      ===========       ==========

     SHARES:
        WEIGHTED AVERAGE COMMON
             SHARES OUTSTANDING                    5,667,906        5,842,152        5,428,147        6,828,121
                                                 ===========       ==========      ===========       ==========

     BASIC EARNINGS (LOSS) PER SHARE:
        BEFORE EXTRAORDINARY ITEMS               $     (0.14)      $     0.01      $     (0.50)      $     0.55
        EXTRAORDINARY GAIN                              0.34             0.14             0.82             0.12
                                                 -----------       ----------      -----------       ----------
        NET EARNINGS                             $      0.20       $     0.15      $      0.32       $     0.67
                                                 ===========       ==========      ===========       ==========

     DILUTED:
        EARNINGS (LOSS) BEFORE
             EXTRAORDINARY ITEMS                 $  (803,221)      $   57,804      ($2,736,066)      $3,778,092
        EXTRAORDINARY GAIN                         1,919,684          798,670        4,456,905          798,670
                                                 -----------       ----------      -----------       ----------
        NET EARNINGS APPLICABLE TO
             COMMON STOCK                          1,116,463          856,474        1,720,839        4,576,762
        DILUTIVE EFFECT OF 7.5%
             CONVERTIBLE DEBENTURES                       --               --               --               --
                                                 -----------       ----------      -----------       ----------
        NUMERATOR FOR DILUTED
             EARNINGS PER SHARE                  $ 1,116,463       $  856,474      $ 1,720,839       $4,576,762
                                                 ===========       ==========      ===========       ==========

     SHARES:
        WEIGHTED AVERAGE COMMON
             SHARES OUTSTANDING                    5,667,906        5,842,152        5,428,147        6,828,121
        EFFECT OF DILUTIVE
             SECURITIES (OPTIONS)                     55,502          225,100           64,802          226,125
        EFFECT OF DILUTIVE SECURITIES
             (7.5% CONVERTIBLE DEBENTURES)                --               --               --               --
                                                 -----------       ----------      -----------       ----------
        WEIGHTED AVERAGE COMMON
             AND COMMON EQUIVALENT
             SHARES OUTSTANDING                    5,723,408        6,067,252        5,492,949        7,054,246
                                                 ===========       ==========      ===========       ==========

      DILUTED EARNINGS (LOSS) PER SHARE:
        BEFORE EXTRAORDINARY ITEMS               $     (0.14)      $     0.01      $     (0.50)      $     0.54
        EXTRAORDINARY GAIN                              0.34             0.13             0.81             0.11
                                                 -----------       ----------      -----------       ----------
        NET EARNINGS                             $      0.20       $     0.14      $      0.31       $     0.65
                                                 ===========       ==========      ===========       ==========


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

                                                                  12 Weeks Ended               40 Weeks Ended
                                                                  --------------               --------------
                                                             October 1,   October 3,      October 1,     October 3,
                                                                2000         1999           2000            1999
     Revenues:
        Hotel revenues from external customers                $ 3,511       $ 17,051       $ 43,316       $ 51,712
        Franchising and management                              1,434          3,037          5,939          7,082
        Construction and development                            2,534          7,700         11,230         18,727
        Elimination of intersegment revenue franchising,
          management, construction and development               (838)        (4,348)        (5,143)       (17,049)
                                                              -------       --------       --------       --------
              Total revenues                                  $ 6,641       $ 23,440       $ 55,342       $ 60,472
                                                              =======       ========       ========       ========

     Operating profit (loss):
           Hotel                                              ($  532)      $    100       $ (2,632)      $  2,855
           Franchising and management                            (811)           175         (3,581)        (3,192)
           Construction and development                           (72)           723           (109)           673
                                                              -------       --------       --------       --------
               Total operating profit (loss)                  ($1,415)      $    998       $ (6,322)      $    336
                                                              =======       ========       ========       ========

     Capital expenditures:
           Hotel                                              $   421       $  4,177       $  2,264       $ 16,416
           Franchising and management                           1,269            230          1,442          1,227
           Construction and development                            44             --             45             20
                                                              -------       --------       --------       --------
               Total capital expenditures                     $ 1,734       $  4,407       $  3,751       $ 17,663
                                                              =======       ========       ========       ========

     Depreciation and amortization:
           Hotel                                              $   888       $  1,184       $  3,654       $  4,643
           Franchising and management                             242            265            879            890
           Construction and development                             8              9             22             29
                                                              -------       --------       --------       --------
               Total depreciation and amortization            $ 1,138       $  1,458       $  4,555       $  5,562
                                                              =======       ========       ========       ========

                                                                                             As of         As of
                                                                                          October 1,    December 26,
                                                                                            2000            1999
      Total assets:
            Hotel                                                                          $143,932       $200,624
            Franchising and management                                                       59,131         57,986
            Construction and development                                                      4,332         11,704
                                                                                           --------       --------
                Total assets                                                               $207,395       $270,314
                                                                                           ========       ========

E.   RELATED PARTY TRANSACTION

     On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company's president and chief executive officer to purchase 40,000 shares of common stock. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company's common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1.5 million with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company's common stock on July 5, 2000, was $3.31 per share. The Company has recorded the notes receivable of $1.5 million, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During the Company's second quarter of fiscal year 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1.4 million has been recorded as paid-in capital and the notes receivable are recorded as a deduction from shareholders' equity.

F.   CONTINGENCIES

     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company. The following is a summary of certain legal action pending against the Company.

     On August 30, 2000, the Company filed a lawsuit to recover outstanding and past due royalty and other fees from a franchisee, Crossville Motel Associates, Inc., and its principal, Stephen Roberson. On October 17, 2000, these defendants filed a counterclaim against ShoLodge seeking damages in the amount of $1,000,000 for alleged misrepresentations, breach of contract, and violation of Tennessee Consumer Protection Act. The defendants also seek to have any damages awarded trebled under the Tennessee Consumer Protection Act. ShoLodge has not yet filed an answer to the counterclaim, but it intends to deny the material allegations in the counterclaim and defend the claims vigorously. A trial date has not yet been scheduled.

G.   SALE/LEASEBACK TRANSACTION

     In May 2000, the Company entered into a sale and leaseback agreement for four of its Sumner Suites hotels. The assets of the hotels were sold to Hospitality Properties Trust ("HPT"), a real estate investment trust, and the hotels continued to be operated by the Company until the sale of leasehold interests on July 9, 2000 as described in Note H below. The Company initially deferred the gain of $3.7 million arising from the sale-leaseback and was recognizing it on the straight-line method over the initial lease term, as a reduction of rent expense. As a part of the lease, the Company was required to pay an additional security deposit of $4.3 million, which was also assigned as a part of the sale of leasehold interests on July 9, 2000.

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

     The Company also agreed to construct two hotels on sites presently owned by the Company. These construction projects are presently in process and are expected to be completed in the third quarter of 2001. These projects will be funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

     The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

     The Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on two of the hotels subject to possible exchange, and recognized extraordinary gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. The Company will recognize the deferred gains from the sale/leaseback when HPT exercises the exchange option or requires the Company to purchase the two properties, or these rights expire.

     In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction is presently in progress and is expected to be completed in the third quarter of 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue. Reservation service fees are now included in franchising and management revenues. The reservation system technology is currently being enhanced in order to accommodate Prime's requirements, and is expected to be ready to add these additional services in early 2001.

I.   SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
     ACTIVITIES (in thousands of dollars):

                                                                 40 Weeks Ended
                                                                 --------------
                                                              Oct. 1,        Oct. 3,
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



J.    NEW ACCOUNTING PRONOUNCEMENTS

      Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, becomes effective January 1, 2001, but is expected to have no effect on the Company, since no activities of this nature are currently applicable to the Company.

                         ShoLodge, Inc. and Subsidiaries
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company develops, owns and, through July 9, 2000, operated all-suites hotels under the Sumner Suites brand name, and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites hotels owned and operated through July 9, 2000 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. See "Sale of Leasehold Interests" below for a discussion of the transaction which transferred the operations of all of the 27 Sumner Suites hotels to Prime Hospitality Corp. ("Prime") effective with the close of business on July 9, 2000. As of October 1, 2000, the Shoney's Inn lodging system consisted of 74 Shoney's Inns containing 6,991 rooms of which 16 containing 1,822 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

         Sumner Suites hotels were marketed primarily to business travelers and, to a lesser extent, leisure travelers by offering an all-suite setting in a convenient location at an attractive price/value relationship. Sumner Suites offered mid-scale accommodations at rates between $75 and $100 per night and were usually located in or near business or leisure travel destinations in mid-sized and larger metropolitan markets. A typical Sumner Suites contains from 110 to 135 rooms, lounge facilities, meeting rooms, swimming pool and a fitness room, and offers a deluxe continental breakfast. Subsequent to the end of the second quarter of this year, the Company no longer operates these hotels, which Prime has re-flagged as AmeriSuites. There are no plans to develop and operate Sumner Suites hotels in the near term. The Company is, however, developing this type of hotel for third parties, including new AmeriSuites hotels for Prime. Also, the Company retains ownership of the Sumner Suites registered trademark and may continue to develop hotels under this name in the longer term.

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

         The Company also agreed to construct two hotels on sites presently owned by the Company. These construction projects are presently in process and are expected to be completed in the third quarter of 2001. These projects will be funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

         The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. Prime has converted all 27 existing Sumner Suites to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

         The Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on two of the hotels subject to possible exchange, and recognized extraordinary gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. The Company will recognize the deferred gains from the sale/leaseback when HPT exercises the exchange option or requires the Company to purchase the two properties, or these rights expire.

         In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction is presently in progress and is expected to be completed in the third quarter of 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 1, 2000 and October 3, 1999

         Total operating revenues for the quarter ended October 1, 2000, were $6.6 million, or 71.7% less than the total operating revenues of $23.4 million reported for the third quarter of 1999. For the fiscal year-to-date period ended October 1, 2000, total operating revenues were $55.3 million, or 8.5% less than the total operating revenues of $60.5 million for the comparable period in 1999.

         Revenues from hotel operations in the third fiscal quarter of 2000 decreased by $13.5 million, or 79.4%, from the $17.1 million reported for the same period last year. For the 14 same hotels opened for all of both quarterly periods, a decrease of 0.7% in average daily room rates, from $51.10 in third quarter 1999 to $50.72 in third quarter 2000, and a decrease in average occupancy rates on these hotels from 52.1% to 50.0% this year, resulted in a decrease in same hotel revenues of 4.2% from $3.7 million in third quarter 1999 to $3.5 million in third quarter 2000. One Shoney's Inn which was sold in June 2000 contributed $297,000 to hotel revenues in third quarter last year. The 26 Sumner Suites hotels which were open at the end of the third quarter of 1999 contributed $13.1 million to hotel revenues in third quarter last year. These 26 hotels were included in the 27 hotels which were operated through the end of the second quarter of this year, but not in the third quarter (see discussion of Sale of Leasehold Interests above).

         Revenues from hotel operations in the first three fiscal quarters of 2000 decreased by $8.4 million, or 16.2%, from the $51.7 million reported for the same period last year. For the 14 same hotels opened for all of both year-to-date periods, a decrease of 0.1% in average daily room rates, from $50.64 in 1999 to $50.57 in 2000, and a decrease in average occupancy rates on these hotels from 50.3% to 48.2% this year, resulted in a decrease in same hotel revenues of 3.9% from $11.7 million in 1999 to $11.2 million in 2000. The Shoney's Inn which was sold in June 2000 contributed $379,000 to hotel revenues in the first three quarters of this year, compared with $779,000 in the first three quarters of 1999. The 27 Sumner Suites hotels which were operated only through the end of the second quarter of this year contributed $31.7 million to hotel revenues in the first three quarters of this year, compared with $39.3 million in the first three quarters of last year.

         Through July 9, 2000, the Company owned and operated two hotel brands - Shoney's Inns and Sumner Suites hotels. RevPAR (revenue per available room) for the 15 Company-owned Shoney's Inns decreased from $26.95 in third quarter 1999 to $25.37 in third quarter 2000. RevPAR for the 14 same hotel Shoney's Inns which the Company continues to own and operate decreased from $26.61 in the third quarter of 1999 to $25.37 in the third quarter of this year. The 27 Sumner Suites hotels were not operated in the third quarter of this year; these hotels' RevPAR was $48.02 in third quarter 1999. For the first three quarters of this year, the RevPAR for all 15 Company-owned Shoney's Inns decreased from $25.46 in 1999 to $24.22 this year; the 14 same hotel Shoney's Inns' RevPAR during this same period decreased from $25.49 in 1999 to $24.40 this year. For the first three quarters of this year, the RevPAR for the 27 Sumner Suites hotels increased from $44.68 in 1999 to $47.76 this year.

         Franchising and management revenues decreased by $837,000, or 44.2%, in third quarter 2000 from third quarter 1999. Initial franchise and franchise termination fees decreased by $934,000 from $1.2 million in third quarter of last year to $241,000 in third quarter this year; last year's $1.2 million was the result of the settlement of litigation with one Shoney's Inns franchisee. Royalty and reservation fees increased by $91,000, including an increase of $197,000 in reservation fees earned on the Sumner Suites (now AmeriSuites) hotels which were operated by Prime in the third quarter of this year, versus being operated by the Company prior to July 10, 2000. However, royalty and reservation revenues on other chains decreased due to lower revenues upon which such fees are based. Initial franchise fee revenue and termination fees vary from quarter to quarter depending on the level of franchise sales activities and the number of franchises terminated. Franchising and management revenues decreased by $672,000, or 18.9%, in the first three quarters of this year from the same period last year. Initial franchise and franchise termination fees decreased by $606,000 from the first three quarters of last year, and royalty, reservation and management fees decreased by $66,000, due primarily to lower revenues upon which such fees are based. Three new franchised hotels opened in July of this year, and as of October 1, 2000, there was one franchised Shoney's Inn under construction, which is expected to open in early 2001. In addition, one franchised Shoney's Inn was converted from another brand on October 12, 2000, subsequent to the end of the Company's third fiscal quarter. Six franchised Shoney's Inns terminated their license agreements in the first three quarters of this year.

         Revenues from construction and development activities were $2.1 million in third quarter 2000 on five third party construction contracts in progress versus $4.5 million in third quarter 1999 on three third party construction contracts in progress. For the first three quarters of this year, revenues from construction and development activities were $9.1 million on ten third party construction contracts in progress versus $5.2 million in the first three quarters of 1999 on three third party construction contracts in progress. As of October 1, 2000, there were five third party construction contracts in progress.

         Operating expenses from hotel operations for the third quarter of 2000 decreased by $8.7 million, or 74.8%, from $11.7 million in third quarter 1999, due primarily to the $13.5 million decrease in hotel operating revenues. The 27 Sumner Suites hotels which were operated only through the end of the second quarter of this year incurred operating expenses of $8.7 million in the third quarter of 1999 as compared with only $271,000 in the third quarter of this year. Additionally, operating expenses of the Shoney's Inn sold in June of this year were $193,000 last year. Hotel operating expenses on the 14 same-hotels decreased by 3.8%, or $106,000, in third quarter 2000 from third quarter 1999. The operating expenses as a percentage of operating revenues for this activity increased from 68.5% in third quarter 1999 to 83.6% in third quarter 2000; operating expenses as a percentage of operating revenues on the 14 same-hotels which the Company continues to operate increased from 75.7% in third quarter 1999 to 76.0% in third quarter 2000. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, utilities, operating supplies, and real estate taxes; however, most of these increases were offset with decreases in other operating expenses, including advertising, repairs and maintenance, and insurance expense.

         Operating expenses from hotel operations for the first three quarters of 2000 decreased by $2.7 million, or 7.8%, from $34.4 million in the first three quarters of 1999, due partially to the $8.4 million decrease in hotel operating revenues. The 27 Sumner Suites hotels which were operated only through the end of the second quarter of this year incurred operating expenses of $25.6 million in the first three quarters of 1999 as compared with $22.7 million in the first three quarters of this year. Additionally, operating expenses of the Shoney's Inn sold in June of this year were $518,000 in the first three quarters of last year as compared with $343,000 this year to the date of sale. Hotel operating expenses on the 14 same-hotels which the Company continues to operate increased by 3.8%, or $316,000, in the first three quarters of this year over the comparable period last year. The operating expenses as a percentage of operating revenues for this activity increased from 66.6% in the first three quarters of 1999 to 73.2% in the first three quarters of 2000; operating expenses as a percentage of operating revenues on the 14 same-hotels increased from 71.5% in the first three quarters of 1999 to 77.3% in the first three quarters of 2000. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, repairs and maintenance, uncollectible accounts receivable, operating supplies, complimentary food and beverage, and security.

         Franchising and management operating expenses increased by $13,000, or 2.6%, from third quarter 1999 to third quarter 2000, and by $233,000, or 13.9% from the first three quarters of 1999 to the first three quarters of this year. The increases were primarily in the areas of (1) reservation center equipment expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, dues and subscriptions, and hotel inspection expenses. Construction and development costs in third quarter of this year were $2.2 million on the five third party construction contracts in progress versus $3.8 million in third quarter 1999 on the three third party construction contract in progress at that time. Construction and development costs in the first three quarters of this year were $9.4 million on the ten third party construction contracts in progress versus $4.4 million in the first three quarters of 1999 on the three third party construction contract in progress at that time. General and administrative expenses in the third quarter of this year increased by $1,000, or 0.1%, from third quarter 1999, while in the first three quarters of this year they decreased by $660,000, or 14.5%. These year-to-date decreases were due primarily to decreased professional fees, travel expenses and telephone expenses.

         Rent expense decreased by $3.8 million in third quarter this year from last year's third quarter, due entirely to the elimination (beginning in the third quarter of this year) of rent expense related to the Sumner Suites hotels sold and leased back prior to the end of the second fiscal quarter of this year, at which time the leasehold interests were sold. For the first three quarters of this year, rent expense increased by $685,000 from the comparable period last year. Rent expense for the Sumner Suites hotels sold and leased back increased by $730,000 through the date of the sale of the leasehold interests on July 9, 2000, over the first three quarters of 1999. Additionally, the ground lease on the Shoney's Inn sold in June of this year was assumed by the buyer, reducing the Company's rent expense in the first three quarters of 2000 from the comparable period in 1999.

         Depreciation and amortization expense decreased by $320,000, or 22.0%, from third quarter 1999, and for the first three quarters, decreased by $1.0 million, or 18.1% from the same period last year. The sale-leaseback of 6 Sumner Suites hotels in June, 1999, and 4 Sumner Suites hotels in May, 2000, reduced depreciation expense in both the third quarter of this year and the first three quarters of this year from the comparable periods in 1999. Interest expense in the third quarter of this year decreased by $340,000, or 13.5%, from third quarter last year, while interest income decreased by $34,000, or 2.1%, from third quarter 1999, for a decrease of $305,000 in net interest expense. Interest expense in the first three quarters of this year decreased by $1.2 million, or 12.6%, from the first three quarters of last year, while interest income increased by $211,000, or 4.5%, from the first three quarters of 1999, for a net decrease of $1.4 million in year-to-date net interest expense. These reductions in net interest expense were due to a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds of the sale lease-back of four hotels on May 11 of this year and to the interest income earned from the temporary investment of the remaining proceeds from that transaction in interest bearing instruments. The Company has also continued to repurchase its public debt in the open market and in privately negotiated transactions, reducing its interest expense (see Liquidity and Capital Resources discussion below).

         The gain on sale of property and leasehold interests in the first three quarters of this year was $4.7 million, including a gain of $3.6 million recognized on the sale of the Company's leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a hotel was sold in second quarter at a gain of $755,000 and $299,000 was recognized in first quarter from a recognition of deferred gains related to the sale of two Shoney's Inns in 1998. The gain on sale of property in the first three quarters of 1999 was $12.0 million, of which $11.9 million relates to the recognition of previously deferred gain related to four of the 16 hotels sold in third quarter 1998, which was being recognized on the installment method.

         Other income increased by $916,000 from third quarter 1999 to third quarter 2000, and by $743,000 from the first three quarters of 1999 to the first three quarters of 2000. Most of the increases in both third quarter and the three quarters was due to increased rental income due to the lease of three hotels to Prime effective July 9, 2000. Other income can vary widely from quarter to quarter due to the nature of this income and its varied sources. Minority interests in earnings of consolidated subsidiaries and partnerships decreased from $1.9 million in the first three quarters of 1999 to $41,000 in the first three quarters of 2000, due primarily to the 40% minority interest in $4.6 million of the gain on sale of property recognized in first quarter 1999, described above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows provided by operating activities were $1.9 million in the first three quarters of 2000, compared with $8.2 million used in operating activities in the first three quarters of 1999.

         The Company's cash flows provided by investing activities were $31.8 million in the first three quarters of 2000, compared with $51.8 million for the comparable period in 1999. The Company requires capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $3.8 million in the first three quarters of 2000 and $17.7 million in the first three quarters of 1999. Proceeds from the sale of property and leasehold interests were $38.6 million in the first three quarters of 2000 versus $65.3 million for the comparable period in 1999. In the second quarter of 2000, the Company sold and leased back four hotels and sold a fourth hotel for a combination of cash and a note; in the second quarter of 1999, the Company sold and leased back six hotels.

         Net cash used in financing activities was $27.2 million in the first three quarters of 2000 compared with $22.9 million in the first three quarters of 1999. Repayments, net of borrowings, on long-term debt and capitalized lease obligations were $26.0 million in the first three quarters of 2000 versus $12.3 million in the first three quarters of 1999. The repayments in the first three quarters of 2000 include $28.9 million of long-term debt repurchased in the open market or in privately negotiated transactions. In the first three quarters of 2000, the Company repurchased 124,000 shares of its common stock for $538,000; in the first three quarters of 1999, the Company repurchased 1,792,000 shares of its common stock for $9.9 million pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

         The Company established a three-year credit facility with a bank group effective August 27, 1999. The credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of October 1, 2000, the Company had $10.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan of $10.0 million; the remaining availability under this credit facility as of October 1, 2000, was $11.9 million. $3.1 million is currently used to secure the Company's guaranty of a subsidiary's letter of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2001. As of October 1, 2000, the Company had no borrowings outstanding under this credit facility.

         The Company opened four new Sumner Suites hotels in 1999 (including three in the first three quarters of 1999) and none in the first three quarters of 2000. As of the end of the third fiscal quarter of 2000, two hotels were under construction which are expected to open in second quarter 2001. The Company estimates that approximately $13.0 million in capital funds will be necessary to complete the construction of the two hotels under construction. These two hotels may be exchanged upon completion for two of the 24 Sumner Suites hotels that are included in the leasehold interests sold to Prime (See above discussion of Sale of Leasehold Interests). The Company has escrowed $13.9 million to finish these two hotels. There are no plans to develop or operate Sumner Suites hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the Sale of Leasehold Interests discussed above.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the third fiscal quarter of 2000, approximately 3.0 million shares had been repurchased at a cost of $17.7 million.

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

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of cash on hand, the collection of notes receivable, net cash provided by operations, borrowings under existing and new revolving credit facilities or mortgage debt, and available furniture, fixture and equipment financing packages will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the third fiscal quarter ended October 1, 2000.

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

                           PART II - OTHER INFORMATION

Item 1. ShoLodge Franchise Systems, Inc. v. Ambe Hotels & Investments, et al, Chancery Court for Davidson County, Tennessee, Case No. 00-1865-II. On June 14, 2000, the Company filed an action against Ambe Hotels & Investments and other parties arising out of Ambe's failure to pay royalty and other fees to the Company pursuant to the License Agreement concerning the Shoney's Inn in Orlando, Florida. On July 7, 2000, the Company reached a settlement with the defendants pursuant to which the defendants agreed to pay the Company $175,000 in past due royalty fees and in termination fees. The defendants had paid $10,000 of the settlement amount by July 9, 2000, and the balance of $165,000 was received on August 22, 2000. The action has now been dismissed with prejudice.

          ShoLodge Franchise Systems, Inc. v. Skyland Inn, LLC, et al, Chancery Court for Davidson County, Tennessee, Case No. 00-1637-II. On May 25, 2000, the Company filed a declaratory judgment action against Skyland Inn, LLC, the franchisee of the Shoney's Inn in Asheville, North Carolina, and other parties. On or about July 20, 2000, the Company reached a settlement with the defendants pursuant to which Skyland Inn, LLC agreed to pay the Company $20,000 and agreed to execute a Promissory Note in the amount of $180,000 in favor of the Company in satisfaction of Skyland's obligations under the terms of the License Agreement. The Company has received a payment of $20,000 in cash and has received an executed Promissory Note in the amount of $180,000. The action has now been dismissed with prejudice.

          ShoLodge Franchise Systems, Inc. v. Crossville Motel Associates, Inc., et al., Case No. 00-2717-II, Chancery Court for Davidson County, Tennessee. ShoLodge filed this action on August 30, 2000, to recover outstanding and past due royalty and other fees from a franchisee, Crossville Motel Associates, Inc., and its principal, Stephen Roberson. On October 17, 2000, these defendants filed a counterclaim against ShoLodge seeking damages in the amount of $1,000,000 for alleged misrepresentations, breach of contract, and violation of Tennessee Consumer Protection Act. The defendants also seek to have any damages awarded trebled under the Tennessee Consumer Protection Act. ShoLodge has not yet filed an answer to the counterclaim, but it intends to deny the material allegations in the counterclaim and defend the claims vigorously. A trial date has not yet been scheduled.

          ShoLodge Franchise Systems, Inc. v. Franklin Hospitality, Ltd., et al., U.S. District Court for the Middle District of Tennessee, Case No. 3-99-0787. On October 2, 2000, the parties reached a settlement in the case, pursuant to which the defendants agreed to pay ShoLodge $100,000. The parties are currently in the process of documenting the settlement, and if the settlement is consummated, the litigation will be dismissed with prejudice.

          Paul Senior, on behalf of himself and all others similarly situated,
          v. ShoLodge, Inc., Leon Moore, Michael A. Corbett and Bob Marlowe, Chancery Court for Sumner County, Tennessee, No. 98C-136. The parties reached a settlement of this litigation and the Gale litigation (discussed in the following paragraph) on December 15, 1999. Pursuant to the terms of the settlement, the Company agreed to pay $100,000 and agreed to redeem up to $675,000 of its debt securities at seventy-five percent (75%) of par value or the purchase price of the security, whichever is less. The Company's insurance carrier also agreed to contribute $1,250,000 toward the settlement. On August 16, 2000, the trial court approved the settlement and issued an Order dismissing this action with prejudice.

          Stanley Gale, on behalf of himself and all others similarly situated,
          v. ShoLodge, Inc., Leon Moore and Bob Marlowe, Chancery Court for Sumner County, Tennessee, No. 98C-208. As discussed under the Senior action in the preceding paragraph, the parties have reached a settlement of this case, and the Court has now dismissed this action with prejudice.

          No material developments occurred during the third quarter ended October 1, 2000 with respect to any other pending litigation. Reference is made to Forms 10-Q for first fiscal quarter ended April 16, 2000, and second fiscal quarter ended July 9, 2000.

Item 6.   Exhibits and Reports on Form 8-K

          6(a) Exhibits -

                     10.1 Amended and Restated License Agreement entered into September 27, 2000, by and between Shoney's, Inc., ShoLodge Franchise Systems, Inc. and the Registrant.

                     27     Financial Data Schedule for Quarter Ended October
                            1, 2000


          6(b) Reports on Form 8-K

                     A Form 8-K was filed on July 24, 2000, relating to the completion of a transaction on July 9, 2000, with Prime Hospitality Corp. involving all of the Company's Sumner Suites hotels.


                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ShoLodge, Inc.



          Date:  November 14, 2000         S/ Leon Moore
                                           -------------------------------------
                                           Leon Moore
                                           President, Chief Executive Officer,
                                           Principal Executive Officer, Director



          Date:  November 14, 2000         S/ Bob Marlowe
                                           -------------------------------------
                                           Bob Marlowe

                                           Secretary, Treasurer, Chief
                                           Accounting Officer, Principal
                                           Accounting Officer, Chief Financial
                                           Officer, Director