Form 10-K
period 2000-12-31
SHOLODGE INC
filed 2001-04-02
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000      COMMISSION FILE NUMBER 0-19840

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 16, 2001, was approximately $11,800,000. The market value calculation was determined using the last sale price of registrant's common stock on March 16, 2001, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on March 16, 2001, were 5,545,278.

                       DOCUMENTS INCORPORATED BY REFERENCE


                           DOCUMENTS FROM WHICH PORTIONS ARE
PART OF FORM 10-K          INCORPORATED BY REFERENCE

Part III Proxy Statement for registrant's annual meeting of shareholders to be held during the second quarter of fiscal 2001.

Part IV                    Registration Statement on Form S-1, Commission File
                           No. 33-44504.

Part IV                    Registration Statement on Form S-3, Commission File
                           No. 33-77910.

Part IV Registration Statement on Form S-8, filed with the Commission on June 24, 1997

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Company develops, owns and, through July 9, 2000, operated all-suites hotels under the Sumner Suites brand name, and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites hotels owned and operated through July 9, 2000 are mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. See "Sale of Leasehold Interests" below for a discussion of the transaction which transferred the operations of all of the 27 Sumner Suites hotels to Prime Hospitality Corp. ("Prime") effective with the close of business on July 9, 2000. As of December 31, 2000, the Shoney's Inn lodging system consisted of 73 Shoney's Inns containing 6,869 rooms of which 16 containing 1,822 rooms are owned or managed by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

SALE OF LEASEHOLD INTERESTS

         On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. ("Prime") in which it sold to Prime all of its leasehold interests in 24 Sumner Suites hotels, for a total of $15.6 million. The Company received $100,000 in cash, $13.9 million in the form of an escrow fund and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

         The Company also agreed to construct two hotels on sites presently owned by the Company. These construction projects are presently in process and are expected to be completed in 2001. These projects will be funded by the escrow money and any excess escrow funds will then be released to the Company. The Company also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

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

         In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction is presently in progress and is expected to be completed in 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

GROWTH STRATEGY

         The Company's strategy is to increase cash flow and earnings by (i) increasing Revenue Per Available Room("REVPAR") in Company-owned inns while maintaining the Company's attractive room price/value relationships and controlling operating costs,(ii) expanding the Shoney's Inn system through the addition of new franchised units and (iii) utilizing the Company's experience in developing all-suite hotels to construct and develop hotels for others.

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

         Expansion of Shoney's Inn System. In the recent past the Company has focused on expanding the Shoney's Inn system principally through the addition of new franchises. Four franchised Shoney's Inns were opened in fiscal 2000, seven hotels left the Shoney's Inn system, and one Company-owned Shoney's Inn was sold to a franchisee. As of 2000 fiscal year-end, there were 73 Shoney's Inns (of which 14 are Company owned) with a total of 6,869 rooms. The Company targets existing Shoney's Inn franchises, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney's Inns.

         Development of Additional All-Suite Hotels. Currently, no Sumner Suites hotels are owned, under construction, or planned for the near term. The Company is currently developing two AmeriSuites hotels for Prime on sites that it owns. See "Sale of Leasehold Interests" above. The Company is developing and constructing all-suite hotels for third parties and expects to continue to do so in the immediate future.

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

SHONEY'S INNS CONCEPT

         Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 21 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney's Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 2000, the average daily room rate for Company-owned Shoney's Inns was $50.31.

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

SUMNER SUITES CONCEPT

         Sumner Suites were all-suites hotels positioned in the mid-scale segment to appeal primarily to business travelers and, to a lesser extent, leisure travelers. The Sumner Suites hotels were generally located in mid-sized to larger metropolitan markets near business and leisure travel destinations such as business parks, office buildings, local attractions and restaurants. The daily room rates typically ranged from $75 to $100. For the first two quarters of fiscal 2000 when the Company operated them prior to the sale transaction discussed above, the average daily room rate for the Sumner Suites hotels was $77.32.

HOTEL CONSTRUCTION AND DEVELOPMENT

         The Company's construction subsidiary has a full time staff who manage, supervise, control and perform the construction of the hotels being developed by the Company. Subcontractors are employed by the Company for most of the major construction components of a new hotel, including plumbing, electrical, and mechanical subcontracts. The Company intends to continue to build hotels for others. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

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

         Key to the success of the Shoney's Inn chain is the Franchise Service Manager

Program. Currently three Franchise Service Managers ("FSM")provide sales direction and hands-on assistance to all inns with the goal of helping them achieve their property financial, guest service and operational goals. Each FSM takes personal ownership of the properties in his/her region and provides assistance through regular property visits and constant phone communications.

         The Director of Marketing directs the FSM program and oversees management of the national advertising fund, into which all Shoney's Inns pay 1% of revenue to support national marketing efforts such as the FSM program, the publications of the annual Vacation and Travel Directory and Group Tour Guide, participation in travel shows and targeted niche advertising.

         Programs designed to target the primary markets of business travelers and mature leisure travelers provide brand recognition. All Shoney's Inns participate in the Sho Business frequent business traveler program entitling members to receive the lowest available corporate rate as well as express check-in upon presentation of their membership card.

         Additionally the company attempts to capitalize on the Shoney's brand name recognition in the over 50-age group with two programs designed for mature travelers. As an approved "Preferred Provider" of AARP, all Shoney's Inns provide members of AARP with a 15% discount off the standard room rate at all times. Our "Any Senior" program provides a 10% discount on the standard room rate to any traveler age 55 or older.

         Shoney's Inns are promoted to the group tour market through the annual publication of the Group Tour Guide, annual participation in three major tour operator marketplaces and by direct mail. In addition, InnLink provides a Group Tour Specialist to assist tour operators in contacting and booking Shoney's Inns. The non-professional group planner is targeted through advertisements in publications such as Reunions Magazine and through participation in travel shows targeting the non-professional planner.

         The Company annually publishes a Shoney's Inn system directory showing for each inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, services and amenities provided and other relevant information such as location to area attractions, business and restaurants. These directories are distributed in each Shoney's Inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

         The Company also maintains a comprehensive on line directory with reservations booking capabilities at www.shoneysinn.com.

         Travel Agents. The Company has a policy of paying travel agents a commission, standard in the hotel industry, on all revenue booked by them. The Company, with respect to both owned and franchised Shoney's Inns, has joined the TACS-Lite Program administered by Perot Systems. TACS-Lite (Travel Agent Commission Settlement) is a program where each hotel property reports to the Company each week by fax (or by electronic transmission if capable) all of its room sales generated through travel agents. The Company in turn forwards this information to Perot Systems which automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a Shoney's Inn knowing that their commissions will be paid by Perot Systems without the travel agent having to go to the trouble and expense of billing each separate location.

LODGING OPERATIONS

         Hotel Management. Overall hotel operations are the responsibility of the Director of Hotel Operations. The hotels are further managed by regional managers, who directly supervise the general manager of each property. The general manager of each hotel is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property's operating budget and is held accountable for meeting the goals and objectives of the hotel.

         Reservation System. The Company's proprietary central reservation system, INNLINK, provides important support for the room reservation process for both Sumner Suites and Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Country Hearth Inns, Key West Inns and Wilson Inns & Hotels. The Company has also agreed to provide reservation services in the future to Prime for all of its existing hotels. INNLINK operates 24 hours a day, 7 days a week. The INNLINK system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-222-2222 for Shoney's Inns. Electronically, INNLINK is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 11% of room sales for Shoney's Inns are made through INNLINK.

         Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each Shoney's Inn in the Shoney's Inn system for compliance with facility and service standards. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned Shoney's Inns after approximately seven years of operation.

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

         Prior to October 25, 1996, the License Agreement entitled Shoney's to receive a portion of the franchise fees collected by the Company. Shoney's right to receive such fees was terminated on October 25, 1996.


LODGING INDUSTRY

         Smith Travel Research divides lodging chains into various segments based on price. Shoney's Inns are included in the economy segment. Sumner Suites were included in the mid-scale (without food and beverage) segment.

         The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

                                                                            AVERAGE                    AVERAGE DAILY
                                            REVPAR                      OCCUPANCY RATE                 ROOM RATE (1)
                                            ------                      --------------                 -------------
                                  1998       1999      2000         1998      1999    2000         1998    1999     2000
                                  ----       ----      ----         ----      ----    ----         ----    ----     ----
Industry-wide                    $50.32     $51.42    $54.13        64.0%     63.3%   63.5%       $78.62  $81.27   $85.24
Economy segment                   31.25      28.77     30.68        58.6      58.1    58.5         53.33   49.52    52.44
Mid-scale (w/o food and
  beverage) segment               41.09      41.81     43.76        66.6      65.1    65.0         61.69   64.22    67.32
All Shoney's Inns                 27.96      27.23     25.32        57.3      54.1    50.6         48.80   50.36    50.00
Company-owned Shoney's
  Inns                            29.98      24.24     23.41        57.7      48.3    46.5         51.95   50.13    50.31
All Sumner Suites (2)             42.89      43.63     47.76        55.4      56.3    61.8         77.43   77.54    77.32

(1)      Room revenues divided by the number of rented rooms.

(2) Year 2000 represents only the first 28 weeks of the fiscal year to the date of sale of the leasehold interests to Prime.

Source: Smith Travel Research, Standard Historical Trend Report for years ended 1998, 1999 and 2000, for industry wide, economy, and mid-scale (w/o food and beverage), and the Company's internal data for all Shoney's Inns and Sumner Suites statistics.

COMPETITION

         The lodging industry is highly competitive. In franchising the Shoney's Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney's Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodges. The Company's Sumner Suites hotels experienced competition from chains such as Embassy Suites, Residence Inn, Courtyard by Marriott, Quality Suites, AmeriSuites, Comfort Suites, and Springhill Suites. Each of the Company's hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

         The Americans with Disabilities Act (the "ADA") prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its lodging facilities to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled.

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

EMPLOYEES

         As of December 31, 2000 the Company had approximately 474 employees, including approximately 100 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2.  PROPERTIES.

         The Company's corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and employee cafeteria. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company's currently anticipated needs.

         Thirteen of the fourteen Company-owned Shoney's Inns are located on sites owned by the Company either directly or through subsidiaries. The remaining hotel is located on a site that is leased pursuant to a long-term lease involving both the land and improvements.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any material legal action pending or threatened against it, except for the following:

         ShoLodge Franchise Systems, Inc. v. Crossville Motel Associates, Inc., et al., Case No. 00-2717-II, Chancery Court for Davidson County, Tennessee. ShoLodge filed this action on August 30, 2000, to recover outstanding and past due royalty and other fees from a franchisee, Crossville Motel Associates, Inc., and its principal, Stephen Roberson. On October 17, 2000, these defendants filed a counterclaim against ShoLodge seeking damages in the amount of $1,000,000 for alleged misrepresentations, breach of contract, and violation of Tennessee Consumer Protection Act. On February 5, 2001, the court dismissed the defendants' claims for misrepresentation and for violation of the Tennessee Consumer Protection Act. On March 12, 2001, the parties reached an agreement to settle all pending claims pursuant to which the defendants will pay ShoLodge $100,000. Pending the execution of appropriate settlement documents, the case will be dismissed with prejudice.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2000.

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

         FISCAL 1999                        HIGH        LOW
                                            ----        ---
First Quarter                             $ 7 1/2     $ 3 1/2
Second Quarter                              5 13/16     4 5/16
Third Quarter                               6 1/2       5 1/4
Fourth Quarter                              6           3 7/8

         FISCAL 2000                        HIGH        LOW

First Quarter                              5 1/8       3 15/32
Second Quarter                             4 1/4       3
Third Quarter                              5 11/16     3 1/4
Fourth Quarter                             6           4 5/8

         FISCAL 2001                       HIGH         LOW

First Quarter (through March 16, 2001)     5 3/8       4 5/8


         On March 16, 2001, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $4.75 per share. As of March 16, 2001, there were approximately 47 holders of record of the Company's Common Stock and approximately 1,000 beneficial owners.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and does not therefore anticipate paying any cash dividends in the foreseeable future. The Company's primary revolving credit agreements prohibit the payment of dividends without the lender's consent.

ITEM 6.  SELECTED FINANCIAL DATA.

         The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 31, 2000 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years in the period ended December 31, 2000, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                         SHOLODGE, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                (amounts in thousands except for per share data)

                                                                         FISCAL YEAR ENDED
                                               ----------------------------------------------------------------------
                                                 DEC.29,       DEC.28,        DEC.27,        DEC.26,        DEC.31,
                                                  1996           1997          1998           1999           2000
                                               ---------      ---------      ---------      ---------      ---------
REVENUES:
   Hotel                                       $  57,528      $  71,945      $  69,240      $  66,188      $  46,431
   Franchising and management                      4,290          3,164          3,119          4,152          3,606
   Construction and development                    1,665              0             81         11,234         12,037
   Rent                                              383            442            532            483          1,955
   Other income                                      836            395             30            360             49
                                               ---------      ---------      ---------      ---------      ---------
                           Total revenues         64,702         75,946         73,002         82,417         64,078
COSTS AND EXPENSES:
   Hotel                                          30,998         42,988         44,934         46,282         34,485
   Franchising and management                      3,255          2,301          2,393          2,420          2,460
   Construction and development                    1,200              0             71          9,826         12,571
   Rent expense                                      861          1,991          9,838         13,530         10,333
   General and administrative                      2,158          3,953          6,358          6,342          5,019
   Depreciation and amortization                   7,863         10,376          8,012          7,101          5,786
                                               ---------      ---------      ---------      ---------      ---------
                           Total expenses         46,335         61,609         71,606         85,501         70,654
                                               ---------      ---------      ---------      ---------      ---------
   Operating earnings (loss)                      18,367         14,337          1,396         (3,084)        (6,576)
                                               ---------      ---------      ---------      ---------      ---------
   Gain on sale of  property and
      leasehold interests                            340          3,819         20,511         15,002          4,901
   Interest expense                               (4,605)       (11,298)       (10,415)       (12,136)       (10,486)
   Interest income                                 1,391          1,762          4,949          6,182          6,464
                                               ---------      ---------      ---------      ---------      ---------
EARNINGS (LOSS) BEFORE INCOME TAXES,
   MINORITY INTERESTS, AND
   EXTRAORDINARY ITEMS                            15,493          8,620         16,441          5,964         (5,697)
INCOME TAXES                                      (5,598)        (2,259)        (6,581)        (1,909)         1,777
MINORITY INTEREST IN EARNINGS OF
   CONSOLIDATED SUBSIDIARIES &
   PARTNERSHIPS                                     (423)          (173)          (647)        (1,910)           (57)
                                               ---------      ---------      ---------      ---------      ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS
   BEFORE EXTRAORDINARY ITEMS AND
   CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING POLICY                               9,472          6,188          9,213          2,145         (3,977)
DISCONTINUED OPERATIONS:
   GAIN ON DISPOSAL OF DISCONTINUED
     BUSINESS SEGMENT, net of income
     tax effect                                       25            526              0              0              0
EXTRAORDINARY GAINS (LOSSES), net of
   income tax benefit                                  0           (186)        (1,067)         2,394          4,555
CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING POLICY, net of income
   tax effect                                          0         (1,164)             0              0              0
                                               ---------      ---------      ---------      ---------      ---------
NET EARNINGS                                   $   9,497      $   5,364      $   8,146      $   4,539      $     578
                                               =========      =========      =========      =========      =========

EARNINGS PER COMMON SHARE
  Basic:
   Earnings (loss) from continuing
     operations before extraordinary
     items and cumulative effect of
     change in accounting policy               $    1.15      $    0.75      $    1.12      $    0.33      $   (0.73)
                                               =========      =========      =========      =========      =========
        Net Earnings                           $    1.15      $    0.65      $    0.99      $    0.70      $    0.11
                                               =========      =========      =========      =========      =========
  Diluted:
   Earnings (loss) from continuing
     operations before extraordinary
     items and cumulative effect of
     a change in accounting principle          $    1.12      $    0.74      $    1.07      $    0.32      $   (0.72)
                                               =========      =========      =========      =========      =========

        Net Earnings                           $    1.12           0.64      $    0.95      $    0.67      $    0.10
                                               =========      =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
        Basic                                      8,232          8,245          8,191          6,518          5,472
                                               =========      =========      =========      =========      =========
        Diluted                                   10,757          8.245          8,611          6,745          5,554
                                               =========      =========      =========      =========      =========
BALANCE SHEET DATA:
   WORKING CAPITAL                             $ (21,745)     $  54,120      $ (19,109)     $  12,655      $   7,964
   TOTAL ASSETS                                  263,709        299,877        295,001        270,314        204,631
   LONG-TERM DEBT AND CAPITALIZED
      LEASES                                     138,794        154,638        128,946        125,551         94,169
   SHAREHOLDERS' EQUITY                           89,736         95,352         98,099         90,878         90,322




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

         The Company derives revenue primarily from hotel room sales at its Sumner Suites hotels (through July 9, 2000) and Company-owned Shoney's Inn hotels. The Company also receives management fees for services it performs for two franchised Shoney's Inns. The Company derives additional revenue from franchise fees it receives as the exclusive franchisor of Shoney's Inns.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicted, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

                                                          Fiscal Year Ended
                                                   -------------------------------
                                                   Dec.27,     Dec.26,     Dec.31,
                                                    1998        1999        2000
                                                   -------     -------     -------
Revenues:
   Hotel                                             94.8%       80.3%       72.5%
   Franchising and management                         4.3%        5.0%        5.6%
   Construction and development                       0.1%       13.6%       18.8%
   Rent income                                        0.7%        0.6%        3.1%
   Other income                                       0.0%        0.4%        0.1%
                                                    -----       -----       -----
                           Total revenues           100.0%      100.0%      100.0%
                                                    -----       -----       -----
Costs and expenses:
   Hotel                                             61.6%       56.2%       53.8%
   Franchising and management                         3.3%        2.9%        3.8%
   Construction and development                       0.1%       11.9%       19.6%
   Rent expense, net                                 13.5%       16.4%       16.1%
   General and administrative                         8.7%        7.7%        7.8%
   Depreciation and amortization                     11.0%        8.6%        9.0%
                                                    -----       -----       -----
                           Total expenses            98.1%      103.7%      110.3%
                                                    -----       -----       -----
Operating earnings (loss)                             1.9%       (3.7)%     (10.3)%
                                                    -----       -----       -----
   Gain on sale of property                          28.1%       18.2%        7.6%
   Interest expense                                 (14.3)%     (14.7)%     (16.4)%
   Interest income                                    6.8%        7.5%       10.1%
                                                    -----       -----       -----
 Earnings (loss) before income
   taxes, minority interests and
   extraordinary items                               22.5%        7.2%       (8.9)%
Income taxes                                         (9.0)%      (2.3)%       2.8%
Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                      (0.9)%      (2.3)%      (0.1)%
                                                    -----       -----       -----
Earnings before extraordinary items                  12.6%        2.6%       (6.2)%
Extraordinary gains (losses), net
   of income tax benefit                             (1.5)%       2.9%        7.1%
                                                    -----       -----       -----
Net earnings                                         11.2%        5.5%        0.9%
                                                    =====       =====       =====


FOR THE FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 26, 1999

         For the fiscal year ended December 31, 2000, total revenues decreased 22.3% to $64.1 million from $82.4 million for the fiscal year ended December 26, 1999.

         The Company owned and operated two hotel brands - Sumner Suites and Shoney's Inns. Revenues from hotel operations in fiscal 2000 decreased by 29.9% to $46.4 million from $66.2 million for fiscal year 1999. For the 14 hotels opened for all of both years (same hotels), average daily room rates in 2000 decreased 0.2% to $50.43 from $50.55 in 1999, and average occupancy rates decreased from 47.9% in 1999 to 46.6% in 2000, resulting in a decrease in same hotel revenues per available room (RevPAR) of 2.9%, from $24.22 in 1999 to $23.52 in 2000. RevPAR for all Company-owned Shoney's Inns declined by 3.4% in 2000 from 1999, from $24.24 to $23.41. The decreases in the Shoney's Inns RevPAR were due primarily to increased competition from new hotels. The remaining (non-same) hotels contributed $32.1 million to hotel revenues in 2000 compared with $51.8 million in 1999. The $32.1 million revenues from non-same hotels in 2000 was from 28 hotels in which the Company sold its interests in the second quarter of 2000. The $51.8 million revenues from non-same hotels in 1999 was from 24 of those 28 hotels which were open for all of 1999 and 4 of them which opened during the year 1999. The 27 Sumner Suites hotels' RevPAR increased by 9.5% in 2000 over 1999, from $43.63 to $47.76.

         Franchising and management revenues in fiscal 2000 decreased by 13.1% from 1999, to $3.6 million in 2000 from $4.2 million in 1999. A settlement agreement entered into between the Company and an ex-franchisee whereby the ex-franchisee agreed to pay the Company $575,000 in cash and $200,000 each year for the next three years, resulted in the recognition of $1.2 million in franchising revenues in 1999. In fiscal 1999 and 2000, other termination fees totaled $13,000 and $560,000, respectively. Exclusive of these non-recurring franchise revenues, the remaining franchising and management revenues increased by $70,000, or 2.3%, from 1999 to 2000. At the end of fiscal 2000 there were 59 franchised Shoney's Inns in operation compared with 61 at the end of fiscal 1999; this decrease was due to seven terminations compared with five additions during 2000. As of December 31, 2000, there were no franchised Shoney's Inns under construction.

         Revenues from construction and development activities in 2000 were $12.0 million compared with $11.2 million in fiscal 1999. The 2000 revenues earned were primarily from three hotel construction contracts being performed for third parties, two of which were still in progress at year-end, while 1999 revenues earned were from three hotel construction contracts being performed for third parties, one of which was still in progress at year-end. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

         Rent revenue was $2.0 million in 2000, compared with $483,000 in 1999. The entire $1.5 million increase was due to the lease of three hotels effective July 10, 2000, to Prime Hospitality Corp. These three hotels had been previously operated by the Company. Other income decreased by $311,000, or 86.4%, in 2000 from 1999. Other income can vary widely from period to period due to the nature of this income and its varied sources.

         Hotel operating expenses for fiscal 2000 decreased by $11.8 million, or 25.5%, to $34.5 million from $46.3 million in 1999. The sale of the Company's interest in one Shoney's Inn and all 27 of its Sumner Suites hotels in second quarter 2000 accounted for a decrease of $12.2 million in hotel operating expenses from 1999 to 2000. Hotel operating expenses on the 14 same-hotels increased by $433,000, or 3.9%, in 2000 over 1999. The operating expenses as a percentage of operating revenues for this activity increased from 69.9% in 1999 to 74.3% in 2000. Operating expenses as a percentage of operating revenues on the 14 same hotels increased from 76.4% to 79.8% from 1999 to 2000. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll-related costs and regional general and administrative expenses.

         Franchising and management operating expenses increased by $40,000, or 1.7%, from 1999 to 2000. Construction and development costs in 2000 were $12.6 million compared with $9.8 million in 1998. The costs incurred were directly related to the revenues earned from the three third party construction contracts in each of the two years, one of which was still in progress at year-end 1999 and two of which were still in progress at year-end 2000.

         Rent expense decreased by $3.2 million, or 23.6%, in 2000 from 1999. The decrease was due to (1) the Company's sale of its leasehold interest in 24 of its Sumner Suites hotels on July 9, 2000, which had previously been sold and leased back, (2) the lease of another Sumner Suites hotel on July 9, 2000, to a tenant who assumed a land lease on that hotel, and (3) the sale of a Shoney's Inn in June, 2000, on which the purchaser assumed the existing land lease. As of December 31, 2000, the Company was obligated on only one hotel lease; in 2000, rent expense on this lease was $625,000.

         General and administrative expenses declined by $1.3 million, or 20.9%, from 1999 to 2000. Excluding expensing of pre-development costs for sites no longer deemed probable of development in the amount of $623,000 in 1999, general and administrative expenses declined by $700,000, or 12.2%, from 1999 to 2000. This was due primarily to reductions in general and administrative expenses made possible by the Company's sale of its interests in 28 hotels in mid-2000.

         Depreciation and amortization expenses decreased by $1.3 million, or 18.5%, from 1999 to 2000. This decrease was due primarily to the sale and leaseback of four hotels in May of 2000, combined with the sale of another hotel in June of 2000. The Company opened no new Company-owned hotels in 2000, and none were under construction at the end of the year.

         Interest expense decreased by $1.7 million, while interest income increased by $281,000 from 1999 to 2000, for an decrease of $2.0 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $42.4 million of the Company's outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2000. The increase in interest income in 2000 over 1999 was due primarily to interest earned at a higher interest rate on mortgage notes receivable from the sale of 16 hotels in third quarter 1998, and to interest earned on the seller-financed portion of the proceeds of the sale of one hotel in June 2000.

         The gain recognized on the sale of property in 2000 was $4.9 million compared with $15.0 million in 1999. The $4.9 million recognized in 2000 included $3.6 million from the sale of the Company's leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney's Inn was sold in second quarter at a gain of $755,000 and $299,000 was recognized in first quarter from the recognition of previously deferred gains related to the sale of two Shoney's Inns in 1998. The remaining $207,000 gain in 2000 was from the sale of land held for resale and miscellaneous real estate. $11.9 million of the $15.0 million recognized in 1999 was due to the recognition of previously deferred gains related to four of the 16 hotels sold in 1998, which was being recognized on the installment method of accounting. The other $3.1 million was from the sale in 1999 of land held for resale.

         Minority interests in earnings of consolidated subsidiaries and partnerships decreased by $1.9 million from 1999 to 2000. The 1999 minority interests included $1.8 million which represented the 40% minority interest in $4.6 million of the gain on sale of property in 1998 which was recognized in 1999.

         The extraordinary gains from early extinguishments of debt in 2000 and 1999 were the result of the repurchase of $29.8 million and $12.6 million, respectively, of the Company's previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs.

FOR THE FISCAL YEARS ENDED DECEMBER 26, 1999 AND DECEMBER 27, 1998

         For the fiscal year ended December 26, 1999, total revenues increased 12.9% to $82.4 million from $73.0 million for the fiscal year ended December 27, 1998.

         Revenues from hotel operations in fiscal 1999 decreased by 4.4% to $66.2 million from $69.2 million for fiscal year 1998. For the 32 hotels opened for all of both years (same hotels), average daily room rates in 1999 increased 2.0% to $66.17 from $64.88 in 1998, while average occupancy rates decreased from 56.8% in 1998 to 55.1% in 1999, resulting in a net increase in same hotel revenues per available room (RevPAR) of 1.1%, from $36.87 in 1998 to $36.47 in 1999. The remaining (non-same) hotels contributed $15.4 million to hotel revenues in 1999 compared with $18.0 million in 1998. The $15.4 million revenues from non-same hotels in 1999 was from ten new hotels opened in 1998 and 1999. The $18.0 million revenues from non-same hotels in 1998 consisted of $2.6 million from six new hotels opened in 1998 and $15.4 million from 16 hotels which were sold in third quarter 1998.

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

         Franchising and management revenues in fiscal 1999 increased by 33.1% from 1998, to $4.2 million in 1999 from $3.1 million in 1998. A settlement agreement entered into between the Company and an ex-franchisee whereby the ex-franchisee agreed to pay the Company $575,000 in cash and $200,000 each year for the next three years, resulted in the recognition of $1.2 million in franchising revenues in 1999. Exclusive of this non-recurring franchise revenue, the remaining franchising and management revenues declined by $142,000 from 1998 to 1999. This decrease was due primarily to the cancellation of reservation services by one hotel chain in the first half of 1999. At the end of fiscal 1999 there were 61 franchised Shoney's Inns in operation compared with 59 at the end of fiscal 1998. As of December 26, 1999, there were three franchised Shoney's Inns under construction scheduled to open in year 2000.

         Revenues from constructions and development activities in 1999 were $11.2 million compared to only $81,000 in fiscal 1998. The 1999 revenues earned were from three hotel construction contracts being performed for third parties, one of which was still in progress at year-end. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

         Rent income in 1999 decreased by $48,000, or 9.1%, from $532,000 in 1998, due to the sale of one restaurant in 1998 which was leased to a third party, and to the sale of a parking lot in 1999 which was leased to a third party. Other income increased from $31,000 in 1998 to $360,000 in 1999; the increase was due to a gain of $335,000 on the sale of the Company's corporate aircraft in 1999.

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

         Rent expense increased by $3.7 million, or 37.5%, in 1999 from 1998. The increase was due to the increase in base rent due to additional hotels being sold and leased back in 1999 over 1998. The 1997 lease agreement was amended in June 1999 to add six Sumner Suites hotels to the lease effective June 29, 1999. The base rent on these six hotels from June 29, 1999, through December 26, 1999, was $3.6 million. Additional rent on the leased hotels was $110,000 in 1999. Rent expense related to the 15 Company-owned Shoney's Inns decreased by $127,000, from $845,000 in 1998, to $718,000 in 1999, due primarily to the sale of the 16 Shoney's Inns in third quarter 1998, where the buyer assumed the lease obligations on those Inns acquired.

         General and administrative expenses declined by $15,000, or 0.2%, from 1998 to 1999. Excluding expensing of pre-development costs for sites no longer deemed probable of development in the amounts of $623,000 in 1999 and $578,000 in 1998, general and administrative expenses declined by $60,000, or 1.0%, from 1998 to 1999.

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

         The gain recognized on the sale of property in 1999 was $15.0 million compared with $20.5 million in 1998. $11.9 million of the $15.0 million recognized in 1999 was due to the recognition of previously deferred gains related to four of the 16 hotels sold in 1998, which was being recognized on the installment method of accounting. The other $3.1 million was from the sale in 1999 of land held for resale. The $20.5 million recognized in 1998 represented $20.4 million from the sale of the 16 hotels and $73,000 from the sale of land held for resale.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $1.2 million in 2000, compared with $22.6 million in 1999 and $47,000 in 1998. Earnings (losses) before extraordinary items were $(4.0) million in 2000, $2.1 million in 1999, and $9.2 million in 1998. Depreciation and amortization was $5.8 million, $7.1 million, and $8.0 million in 2000, 1999, and 1998, respectively, the declines each year being the result of the sale of properties in 1998, 1999, and 2000, in excess of new properties being opened during these years. The Company recognized $4.9 million, $15.0 million, and $20.6 million from gains on sale of property during 2000, 1999 and 1998, respectively, of which $299,000, $11.9 million and $20.4 million during 2000, 1999 and 1998, respectively, was from the sale of 16 lodging facilities in 1998, a portion of which was deferred to 1999 under the installment method of accounting. The remaining $4.6 million gain on sale of property in 2000 represented $4.4 million from the sale of the Company's interest in 25 lodging facilities and $207,000 from the sale of other real estate. The $1.9 million cash provided by minority interests in earnings of consolidated subsidiaries and partnerships in 1999 included $1.8 million from one partnership which sold one of the 16 lodging facilities in 1998 upon which the deferred gain was recognized in 1999 in the amount of $4.6 million. The construction contracts receivable and estimated earnings in excess of billings on construction contracts decreased by $8.8 million in 2000 compared with an increase of $11.2 million in 1999; this was due to two construction contracts for third parties in 1999, which were completed in late 1999 and in 2000, which were not billable until the projects were completed. Decreases in accounts payable and accrued expenses used $5.4 million and $1.8 million cash in 2000 and 1999, respectively, compared with increases which provided cash in 1998 of $519,000. A decrease in accounts receivable of $2.2 million in 2000 contrasts to an increase in accounts receivable of $1.6 million and $250,000 in 1999 and 1998, respectively. The changes in accounts receivable and accounts payable were due primarily to the Company's sale of its operating interests in 27 of its hotels in mid-2000.

         The Company's cash flows provided by investing activities were $28.6 million in 2000 and $54.9 million in 1999, whereas cash flows used by investing activities were $63.4 million in 1998. The Company collected $12.3 million from notes receivable in 1999, of which $12.2 million related to two hotel properties sold in 1997 and 1998. Proceeds from the sale of property and leasehold interests were $53.5 million, $70.9 million, and $9.1 million in 2000, 1999, and 1998, respectively. These amounts in 2000 and 1999 include the net proceeds from the sale/leaseback of four hotels in 2000 and six hotels in 1999. In 1998, the Company sold 16 hotels providing cash of $8.1 million. Various other properties were sold, providing an additional $1.0 million cash in 1998. In addition to the sale/leaseback transactions in 1999 and 2000, several other parcels of land held for resale were sold for cash, and in 2000 one hotel was sold for a cash down payment of $550,000. The significant increase in restricted cash in 2000 was the result of $14.2 million escrowed for the construction of two hotels subject to a swap option related to the transfer of the Company's leasehold interest in 24 hotels in July 2000. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $8.8 million, $20.1 million, and $72.5 million in 2000, 1999, and 1998, respectively.

         Net cash used in financing activities was $25.4 million in 2000, compared with $31.4 million in 1999; net cash provided by financing activities was $7.3 million in 1998. In 1998, the Company sold 16 hotels, using a portion of the net proceeds to reduce indebtedness. The transaction also resulted in the write-off of deferred financing charges related to the debt paid off early, and distributions of $2.0 million to minority owners of two of the hotels sold. In 1998, the Company repurchased 784,000 shares of its common stock for $5.4 million, and in 1999, the Company repurchased 2.1 million shares of its common stock for $11.8 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 2000, 238,000 shares were repurchased for $1.2 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $4.0 million of this debt for $2.5 million in 1999. In the third quarter of 2000 the Company increased the total amount authorized to $20.0 million, and repurchased $21.0 million of this debt for $15.4 million in 2000. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. In 1999, the Company repurchased $8.6 million of these debt securities at a cost of $5.8 million, and in 2000, the Company repurchased an additional $8.8 million of these debt securities at a cost of $6.2 million.

         The Company's $25.2 million revolving credit facility with a group of five banks matured on June 30, 1999. It was repaid in full on June 29, 1999, from a portion of the $65.0 million gross proceeds from a sale/leaseback transaction involving six of the Company's Sumner Suites hotels. The Company has established a new three-year credit facility with a new bank group effective August 27, 1999. The new credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The Company incurred certain fees and expenses in association with closing and administering the credit facility. The credit facility also contains covenants which, inter alias, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 31, 2000, the Company had $10.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan.

         The Company also maintains a $1.0 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2000. As of December 31, 2000, the Company had no borrowings outstanding under this credit facility.

         The Company opened six new Sumner Suites hotels in 1998 and four in 1999. As of the end of 2000, two hotels were under construction. The funds required to complete the construction and furnishing of these hotels are currently held in escrow. The Company has acquired two sites for future development and expects to develop hotels for third parties on these sites, requiring no Company funds to complete the development of these sites. In 2000, the Company sold its interests in all of its Sumner Suites hotels, and has no plans to develop additional Sumner Suites hotels in the immediate future.

         Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning in 1999. Approximately $2.9 million and $3.0 million of these notes were redeemed under this provision on December 1, 2000 and December 1, 1999, respectively.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any transactions using derivative financial instruments.

         The Company is exposed to market risk from changes in interest rates. The Company holds notes receivable that earn interest at variable rates. A hypothetical one-percentage point change in interest rates would change annual interest income by $609,000 based on the balances of these variable-rate notes receivable at December 31, 2000. Changes in interest rates also impact interest expense on long-term variable-rate debt. A hypothetical one-percentage point change in interest rates would change annual interest expense by $151,000 based on the balances of variable-rate long-term debt at December 31, 2000.

         Management believes that market risk as a result of interest rate changes would have a minimal effect on the fair value of the Company's fixed-rate debt because the fair value of the Company's debt is traded based more on the public's perception of the nature of the debt than on any fundamental changes in the debt markets; therefore, a hypothetical change in interest rates would not necessarily impact the fair value of the Company's fixed rate debt.

         There were no significant changes in the Company's market risk in the fiscal year ended December 31, 2000, and management foresees no significant changes in the Company's exposure to fluctuations in interest rates in the near future.


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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                 PAGE
         --------------------------------------------------------------------------------------------
(a)      1.       Financial Statements:

                  The following Financial Statements are included herein:

                  Independent Auditors' Report                                                     F-1

                  Consolidated Balance Sheets at December 31, 2000 and
                    December 26, 1999                                                        F-2 - F-3

                  Consolidated Statements of Earnings for each of the
                    three years in the period ended December 31, 2000                        F-4 - F-5

                  Consolidated Statements of Shareholders' Equity for
                   each of the three years in the period ended
                   December 31, 2000                                                         F-6 - F-7

                  Consolidated Statements of Cash Flows for each of the
                    three years in the period ended December 31, 2000                        F-8 - F-9

                  Notes to consolidated financial statements                               F-10 - F-30

         2.       Financial Statement Schedules:
                  Independent Auditors' Report:
                           Report of Ernst & Young LLP                                             F-1
                  Schedule II - Valuation and Qualifying Accounts                                  S-1

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

                  10(14) -- 1991 Stock Option Plan
                  10(15) -- First Amendment to 1991 Stock Option Plan
                  10(16) -- Second Amendment to 1991 Stock Option Plan
                  10(17) -- Key Employee Supplemental Income Plan

EXHIBIT
NUMBER                EXHIBIT
- -------               -------
3(1)          --      Amended and Restated Charter. Incorporated by reference to the Company's Registration statement
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

3(5)          --      Amendment to the Amended and Restated Bylaws adopted on July 31, 1996. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)          --      Amended and Restated Charter. Section 6 of the Amended and Restated Charter is included in
                      Exhibit 3(1)

4(2)          --      Indenture dated as of June 6, 1994, by and between the Registrant and Third National Bank in
                      Nashville, Tennessee, Trustee, relating to $54,000,000 in 71/2 Convertible Subordinated Debentures
                      due 2004. Incorporated by reference to the Company's Registration Statement on Form S-3, Commission
                      File No. 33-77910, filed with the Commission on April 19, 1994

4(3)          --      Indenture dated as of November 15, 1996, by and between the Registrant and Bankers Trust
                      Company, Trustee, relating to Senior Subordinated Notes. Incorporated by reference to the Company's
                      Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(4)          --      First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and
                      Bankers Trust Company, Trustee, relating to 9 3/4% Senior Subordinated Notes due 2006, Series A.
                      Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(5)          --      Second Supplemental Indenture dated as of September 25, 1997 by and between the Registrant and
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

EXHIBIT
 NUMBER               EXHIBIT
- -------               -------
   10(1)       --     Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd., dated October
                      22, 1991. Incorporated by reference to the Company's Registration statement on Form S-1, Commission
                      File No. 33-44504, filed with the Commission on December 12, 1991

   10(2)       --     Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated December 31, 1987.
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

   10(15)      --     Amendment No. 2 to License Agreement, dated March 18, 1994 by and among  Shoney's Investments,
                      Inc.,ShoLodge Franchise Systems, Inc. and the Registrant. Incorporated by reference to the
                      Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1994

   10(16)      --     Amendment No. 3 to License Agreement, dated March 13, 1995 by and among Shoney's Investments,
                      Inc., ShoLodge Franchise Systems, Inc. and the Registrant. Incorporated by reference to the
                      Company's Annual Report on Form 10-K, filed with the Commission on April 11, 1995

   10(17)       --    Amendment No.4 to License Agreement, dated June 26, 1996, by and among Shoney's Investments, Inc.,
                      ShoLodge Franchise Systems, Inc. and Registrant. Incorporated by reference to the Company's
                      Quarterly Report on Form 10-Q, filed with the Commission on August 28, 1996

   10(18)      --     Amendment No. 5 to License Agreement, dated October 25, 1996, by and among Shoney's Investments,
                      Inc., ShoLodge Franchise Systems, Inc. and Registrant. Incorporated by reference to the Company's
                      Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

   10(19)      --     Agreement dated March 15, 1994 between ShoLodge Franchise Systems, Inc. and Shoney's of
                      Knoxville, Inc. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on March 28, 1994

   10(20)      --     Credit Agreement dated as of April 30, 1997 by and among the Registrant and certain Subsidiaries of the Registrant, as Borrowers, and the Lenders referred to therein, First Union National Bank of
                      Tennessee, as Administrative Agent, and NationsBank of Tennessee, as Co-Agent. Incorporated by
                      reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27,
                      1997

   10(21)      --     Joinder Agreement Number 1 to the Credit Agreement, dated as of June 11, 1997. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on August 27,
                      1997

   10(22)      --     First Amendment to Credit Agreement, dated as of January 16, 1998, by and among the Registrant and certain subsidiaries of the Registrant, as Borrower, the Lenders referred to therein, First
                      Union National Bank of Tennessee, as Administrative Agent, and NationsBank of Tennessee, as
                      Co-Agent. Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the
                      Commission on April 13, 1998

   10(23)      --     Second Amendment and Waiver Agreement to Credit Agreement dated as of October 21, 1998, by and among the Registrant and certain subsidiaries, as Borrower, the Lenders referred to therein, First
                      Union National Bank of Tennessee, as Administrative Agent, and NationsBank of Tennessee, as
                      Co-Agent. Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the
                      Commission on November 19, 1998

   10(23)      --     Pledge and Security Agreement dated as of October 21, 1998, by the Registrant and certain subsidiaries, as Pledgors, and First Union National Bank as Administrative Agent. Incorporated by
                      reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 18,
                      1998

   10(24)       --    Letter Agreement dated April 9, 1999 between First Union National Bank (f/k/a First Union
                      National Bank of Tennessee) as Administrative Agent, the Registrant, et al. Incorporated by
                      reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on June 2, 1999.

   10(25)      --     Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent, dated as of June
                      27, 1997. Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on July 3, 1997

   10(26)      --     Purchase and Sale Agreement by and between the Registrant and certain of its Affiliates, as
                      Sellers, and Hospitality Properties Trust, as Purchaser, dated October 24, 1997. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on November 13,
                      1997

   10(27)      --     Agreement to Lease between Hospitality Properties Trust and the Registrant dated October 24, 1997.
                      Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on
                      November 13, 1997

   10(28)      --     Form of Lease Agreement to be entered into between certain Affiliates of the Registrant, as
                      Tenant, and Hospitality Properties Trust, as Landlord. Incorporated by reference to the Company's
                      Current Report on Form 8-K, filed with the Commission on November 13, 1997

   10(29)      --     Form of Security Agreement to be entered into between certain Affiliates of the Registrant, as
                      Tenant, and Hospitality Properties Trust, as Secured Party. Incorporated by reference to the
                      Company's Current Report on Form 8-K, filed with the Commission on November 13, 1997

   10(30)      --     Form of Assignment and Security Agreement to be entered into between certain Affiliates of the Registrant, as Assignor, and Hospitality Properties Trust, as Assignee. Incorporated by
                      reference to the Company's Current Report on Form 8-K, filed with the Commission on November 13,
                      1997

   10(31)      --     Form of Stock Pledge Agreement to be entered into between the Registrant, as Pledgor, and
                      Hospitality Properties Trust, as Secured Party. Incorporated by reference to the Company's Current
                      Report on Form 8-K, filed with the Commission on November 13, 1997

   10(32)      --     Form of Limited Guaranty Agreement to be entered into by the Registrant, as Guarantor, for the benefit of Hospitality Properties Trust. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on November 13, 1997

   10(33)      --     Letter between Hospitality Properties Trust and the Registrant dated November 19, 1997.
                      Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on
                      December 3, 1997

   10(34)      --     Motel Purchase Agreement made as of July 22, 1998. Incorporated by reference to the Company's
                      Current Report on Form 8-K, filed with the Commission on September 18, 1998

   10(35)      --     First Amendment to Motel Purchase Agreement made as of July 22, 1998. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on September 18, 1998

   10(36)      --     Purchase and Sale Agreement by and between the Registrant and certain of its Affiliates, as
                      Sellers, and HPT Suite Properties Trust, as Purchaser, dated June 29, 1999. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on July 14, 1999.

   10(37)      --     Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc., dated June 29, 1999.
                      Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the
                      Commission on July 14, 1999.

   10(38)      --     Second Amendment to Lease Agreement and First Amendment to Incidental Documents entered into between Hospitality Properties Trust, the Registrant and Suite Tenant, Inc., dated June 29, 1999.
                      Incorporated by reference to the Registrant's Current Report on Form 8-K, filed with the Commission on July 14, 1999.

   10(39)      --     Loan and Security Agreement ben and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill

                      Capital Corporation, as Agent, dated as of August 27, 1999. Incorporated by reference to the
                      Company's Current Report on Form 8-K dated September 15, 1999, filed with the Commission on
                      September 28, 1999.

   10(40)      --     Sale and Purchase Agreement between ShoLodge, Inc. and Prime Hospitality Corp., dated as of March 16,
                      2000. Incorporated by reference to the Company's Annual Report on Form 10-K filed with the
                      Commission on March 27, 2000.

   10(41)      --     Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated May 11, 2000. Incorporated by reference to the
                      Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

   10(42)      --     Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc., dated May 11, 2000.
                      Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on
                      May 26, 2000.

   10(43)      --     Fourth Amendment to Lease Agreement and Amendment to Incidental Documents entered into between
                      Hospitality Properties Trust, HPT Suite Properties Trust, ShoLodge, Inc and Suite Tenant, Inc.,
                      dated May 11, 2000. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

   10(44)      --     First Amendment to Sale and Purchase Agreement by and between ShoLodge, Inc. and Prime Hospitality
                      Corp., dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on Form
                      8-K, filed with the Commission on July 24, 2000.

   10(45)      --     Lease Agreement by and between Southest Texas Inns, Inc., and landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on
                      Form 8-K filed with the Commission on July 24, 2000.

   10(46)      --     Contractor and Development Agreement by and between Prime Hospitality Corp., as owner, Moore &
                      Associates, Inc., as contractor, and ShoLodge, Inc., as guarantor, dated as of July 9, 2000.
                      Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on
                      July 24, 2000.

   10(47)      --     Interim Agreement for Reservation Services by and between ShoLodge, Inc., and Prime Hospitality
                      Corp. dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on Form
                      8-K, filed with the Commission on July 24, 2000.

   10(48)      --     Agreement for Reservation  Services by and between  ShoLodge,  Inc. and Prime  Hospitality  Corp., dated as of July 9, 2000.  Incorporated  by reference to the Company's  Current Report on Form 8-K filed with the Commission on July 24, 2000.

   10(49)      --     Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney's Inc.,
                      ShoLodge Franchise Systems, Inc and the Company. Incorporated by reference to the Company's
                      Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.

    21         --     Subsidiaries of the Registrant*

    23(1)      --     Consent of Ernst & Young LLP*


* Filed herewith

(b) No reports on Form 8-K were filed during the fourth quarter ended December 31, 2000.

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

                                             SHOLODGE, INC.



Date: March 27, 2001                         /s/ Leon Moore
                                             -------------------------------
                                             Leon Moore
                                             Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                            DATE
- ---------------------------------------------------------------------------------------------------------

/s/ Leon Moore                          President, Chief Executive                       March 27, 2001
- --------------------------              Officer, Principal Executive
Leon Moore                              Officer, Director


/s/ Bob Marlowe                         Secretary, Treasurer, Chief                      March 27, 2001
- --------------------------              Financial Officer, Chief
Bob Marlowe                             Accounting Officer, Principal
                                        Accounting Officer, Director


/s/ Richard L. Johnson                  Executive Vice President,                        March 27, 2001
- --------------------------              Director
Richard L. Johnson


/s/ Earl H. Sadler                      Director                                         March 27, 2001
- --------------------------
Earl H. Sadler


/s/ Helen L. Moskovitz                  Director                                         March 27, 2001
- --------------------------
Helen L. Moskovitz


/s/ David M. Resha                     Director                                          March 27, 2001
- --------------------------
David M. Resha

                         Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 31, 2000 and December 26, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc and subsidiaries at December 31, 2000 and December 26, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          [ERNST & YOUNG SIGNATURE GRAPHIC]


Atlanta, Georgia
March 9, 2001

                         ShoLodge, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                                                     DECEMBER 31,          DECEMBER 26,
                                                                         2000                  1999
                                                                 -------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $    5,339,689        $    3,386,937
   Restricted cash                                                          200,000             1,605,513
   Accounts receivable -
     Trade, net of allowance for doubtful accounts of $380,314
       and $459,869 for 2000 and 1999, respectively                       2,635,447             4,853,252
     Construction contracts                                               2,405,629             7,674,104
     Costs and estimated earnings in excess of
        billings on construction contracts                                   42,844             3,588,071
   Income taxes receivable                                                4,750,074             3,335,543
   Prepaid expenses                                                         311,513               573,064
   Notes receivable, net                                                    905,703               468,762
   Other current assets                                                     146,850               441,023
                                                                 -------------------------------------------
Total current assets                                                     16,737,749            25,926,269

Notes receivable, net                                                    62,885,696            60,887,262
Restricted cash                                                          14,193,534                    --
Property and equipment                                                  114,361,649           148,698,134
Less accumulated depreciation and amortization                          (23,526,651)          (23,821,643)
                                                                 -------------------------------------------
                                                                         90,834,998           124,876,491
Land under development or held for sale                                   8,231,714             9,186,608
Deferred charges, net                                                     6,721,247             8,407,623
Intangible assets, net                                                    2,949,008             3,122,173
Other assets                                                              2,077,142             2,627,487
Deposits on sale/leaseback                                                       --            35,280,000
                                                                 -------------------------------------------

                                                                     $  204,631,088        $  270,313,913
                                                                 ===========================================

                         ShoLodge, Inc. and Subsidiaries

                                                                        DECEMBER 31,         DECEMBER 26,
                                                                            2000                 1999
                                                                     -----------------------------------------
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                                  $   7,518,321       $   9,594,955
   Taxes payable other than on income                                           384,352           1,448,602
   Current portion of long-term debt and capitalized lease
     obligations                                                                870,636           2,227,929
                                                                     -----------------------------------------
Total current liabilities                                                     8,773,309          13,271,486

Long-term debt and capitalized lease obligations, less current
   portion                                                                   94,169,013         125,550,557
Deferred income taxes                                                         4,290,423           2,089,297
Deferred gain on sale/leaseback                                               4,129,962          36,307,820
Deferred credits                                                              2,218,519           1,283,605
Minority interests in equity of consolidated subsidiaries and
   partnerships                                                                 728,222             932,809
                                                                     -----------------------------------------
Total liabilities                                                           114,309,448         179,435,574

Shareholders' equity:
   Preferred stock (no par value; 1,000,000 shares authorized; no
     shares issued)                                                                  --                  --
   Series A redeemable nonparticipating stock (no par value; 1,000
     shares authorized; no shares issued)                                            --                  --
   Common stock (no par value; 20,000,000 shares authorized,
     5,544,211 and 5,372,578 shares issued and outstanding as of
     December 31, 2000 and December 26, 1999, respectively)                       1,000               1,000
   Additional paid-in capital                                                25,425,175          25,284,696
   Retained earnings                                                         66,089,984          65,512,322
   Unrealized gain on securities available-for-sale, net of income
     taxes                                                                       53,231              80,321
   Notes receivable from officer, net of discount of $283,499                (1,247,750)                 --
                                                                     -----------------------------------------
Total shareholders' equity                                                   90,321,640          90,878,339
                                                                     -----------------------------------------
                                                                      $     204,631,088   $     270,313,913
                                                                     =========================================

See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                                                                   YEAR ENDED
                                                        -----------------------------------------------------------------
                                                            DECEMBER 31,         DECEMBER 26,          DECEMBER 27,
                                                               2000                  1999                  1998
                                                        ----------------------------------------------------------------
Revenues:
   Hotel                                                   $   46,430,544        $  66,187,974        $  69,240,264
   Franchising and management                                   3,606,243            4,151,550            3,118,789
   Construction and development                                12,036,744           11,234,378               81,077
   Rent                                                         1,955,324              483,443              531,861
   Other income                                                    48,982              359,604               30,695
                                                        ---------------------------------------------------------------
       Total revenues                                          64,077,837           82,416,949           73,002,686

Cost and expenses:
    Hotel                                                      34,485,554           46,281,773           44,933,620
    Franchising and management                                  2,459,801            2,419,700            2,392,978
    Construction and development                               12,571,160            9,825,958               71,351
    Rent expense, net                                          10,332,830           13,530,020            9,838,105
    General and administrative                                  5,018,981            6,342,439            6,357,877
    Depreciation and amortization                               5,785,790            7,100,525            8,012,436
                                                        ---------------------------------------------------------------
        Total  expenses                                        70,654,116           85,500,415           71,606,367
                                                        ---------------------------------------------------------------

Operating earnings (loss)                                      (6,576,279)          (3,083,466)           1,396,319

Gain on sale of property and leasehold interests                4,901,523           15,001,716           20,510,377
Interest expense                                              (10,485,518)         (12,136,415)         (10,414,876)
Interest income                                                 6,463,537            6,182,084            4,949,404
                                                        ---------------------------------------------------------------
Earnings (loss)  before income taxes, minority
   interests, and extraordinary items                          (5,696,737)           5,963,919           16,441,224
Income tax benefit (expense)                                    1,777,326           (1,909,000)          (6,581,000)
Minority interests in earnings of consolidated
   subsidiaries and partnerships                                  (57,246)          (1,909,605)            (647,407)
                                                        ---------------------------------------------------------------
Earnings (loss) before extraordinary items                     (3,976,657)           2,145,314            9,212,817

Extraordinary gain (loss) on early extinguishments
   of debt, net of income tax effect of
   $(2,752,326), $(1,467,000) and $600,000 for
   2000, 1999 and 1998, respectively                            4,554,319            2,393,512           (1,066,466)
                                                        ---------------------------------------------------------------
Net earnings                                               $      577,662        $   4,538,826        $   8,146,351
                                                        ================================================================

                         ShoLodge, Inc. and Subsidiaries

                                                                                   YEAR ENDED
                                                        -----------------------------------------------------------------
                                                            DECEMBER 31,         DECEMBER 26,          DECEMBER 27,
                                                               2000                  1999                  1998
                                                        ----------------------------------------------------------------
Earnings per common share:
   Basic:
     Earnings (loss) per share from continuing
       operations                                            $    (0.73)            $     0.33            $     1.12
     Extraordinary gain (loss), net of tax effect                  0.84                   0.37                 (0.13)
                                                        ----------------------------------------------------------------
       Net earnings                                          $     0.11             $     0.70            $     0.99
                                                        ================================================================

  Diluted:
     Earnings (loss) per share from continuing
     operations                                              $    (0.72)            $     0.32            $     1.07
     Extraordinary gain (loss), net of tax effect                  0.82                   0.35                 (0.12)
                                                        ----------------------------------------------------------------
      Net earnings                                           $     0.10             $     0.67            $     0.95
                                                        ================================================================

Weighted average common shares outstanding:
   Basic                                                       5,471,962             6,517,717             8,190,593
                                                        ================================================================
   Diluted                                                     5,553,852             6,744,835             8,611,401
                                                        ================================================================


See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                 Consolidated Statements of Shareholders' Equity

     Years ended December 31, 2000, December 26, 1999 and December 27, 1998

                                                         COMMON STOCK                   NOTES              ADDITIONAL
                                               --------------------------------     RECEIVABLE FROM          PAID-IN
                                                   SHARES            AMOUNT             OFFICER              CAPITAL
                                               ---------------------------------------------------------------------------
Balance, December 28, 1997                        8,255,810          $ 1,000          $         --          $ 42,431,520
   Exercise of stock options, net                       500               --                    --                 1,875
   Net earnings                                          --               --                    --                    --
   Change in unrealized gain on
     securities available-for-sale, net
     of income taxes                                     --               --                    --                    --
   Common stock repurchased                        (784,000)              --                    --            (5,376,561)
                                               ---------------------------------------------------------------------------
Balance, December 27, 1998                        7,472,310            1,000                    --            37,056,834
   Exercise of stock options, net                    13,568               --                    --                50,880
   Net earnings                                          --               --                    --                    --
   Change in unrealized gain on
     securities available-for-sale, net
     of income taxes                                     --               --                    --                    --
   Common stock repurchased                      (2,113,300)              --                    --           (11,823,018)
                                               ---------------------------------------------------------------------------
Balance, December 26, 1999                        5,372,578            1,000                    --            25,284,696
   Exercise of stock options, net                     1,067               --                    --                 4,001
   Notes receivable from officer for
     exercise of options to purchase
     common stock                                   408,333               --            (1,247,750)            1,352,603
   Net earnings                                          --               --                    --                    --
   Change in unrealized gain on
     securities available-for-sale, net
     of income taxes                                     --               --                    --                    --
   Common stock repurchased                        (237,767)              --                    --            (1,216,125)
                                               ---------------------------------------------------------------------------
Balance, December 31, 2000                        5,544,211          $ 1,000          $ (1,247,750)         $ 25,425,175
                                               ===========================================================================

                         ShoLodge, Inc. and Subsidiaries

     Years ended December 31, 1999, December 26, 1999 and December 27, 1998

                                                                                         UNREALIZED GAIN
                                                                                          ON SECURITIES
                                                                                          AVAILABLE-FOR-
                                                                    RETAINED               SALE, NET OF
                                                                    EARNINGS               INCOME TAXES                 TOTAL
                                                               --------------------------------------------------------------------
  Balance, December 28, 1997                                       $ 52,827,145               $  92,307               $ 95,351,972
     Exercise of stock options, net                                          --                      --                      1,875
     Net earnings                                                     8,146,351                      --                  8,146,351
     Change in unrealized gain on
       securities available-for-sale,
       net of income taxes                                                   --                 (24,603)                   (24,603)
     Common stock repurchased                                                --                      --                 (5,376,561)
                                                               --------------------------------------------------------------------
  Balance, December 27, 1998                                         60,973,496                  67,704                 98,099,034
     Exercise of stock options, net                                          --                      --                     50,880
     Net earnings                                                     4,538,826                      --                  4,538,826
     Change in unrealized gain on
          securities available-for-sale,
          net of income taxes                                                --                  12,617                     12,617
     Common stock repurchased                                                --                      --                (11,823,018)
                                                               --------------------------------------------------------------------
  Balance, December 26, 1999                                         65,512,322                  80,321                 90,878,339
     Exercise of stock options, net                                          --                      --                      4,001
     Notes receivable from officer for
       exercise of options to purchase
       common stock                                                          --                      --                    104,853
     Net earnings                                                       577,662                      --                    577,662
     Change in unrealized gain on
       securities available-for-sale,
       net of income taxes                                                   --                 (27,090)                   (27,090)
     Common stock repurchased                                                --                      --                 (1,216,125)
                                                               --------------------------------------------------------------------
  Balance, December 31, 2000                                       $ 66,089,984               $  53,231               $ 90,321,640
                                                               ====================================================================


See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                  YEAR ENDED
                                                       -----------------------------------------------------------------
                                                              DECEMBER 31,          DECEMBER 26,           DECEMBER 27,
                                                                 2000                  1999                   1998
                                                       -----------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
(Loss) earnings before extraordinary items                  $ (3,976,657)          $  2,145,314           $  9,212,817
Adjustments to reconcile net (loss) earnings to net
   cash used in operating activities:
     Depreciation and amortization                             5,785,790              7,100,525              8,012,436
     Accretion of discount on securities held to
       maturity                                                       --                     --               (442,427)
     Amortization of deferred charges recorded as
       interest expense                                          718,694              1,101,689                790,419
     Recognition of previously deferred gains                 (2,684,184)            (5,140,869)            (1,850,364)
     Gain on sale of property and other assets                (4,901,523)           (15,001,716)           (20,631,641)
     Deferred income tax provision                             2,201,126              2,216,332              4,289,852
     Increase in minority interest in equity of
       consolidated subsidiaries and partnerships                 57,246              1,909,605                647,407
     Compensation expense related to equity                      151,955                     --                     --
     Changes in assets and liabilities:
       Decrease (increase) in trade receivables                2,217,805             (1,602,148)              (250,480)
       Decrease (increase) in construction contract
         receivables                                           5,268,475             (7,674,104)                    --
       Decrease (increase) in estimated earnings in
           Excess of billings on construction
         contracts                                             3,545,227             (3,560,272)                    --
       Decrease (increase) in income and other taxes
         receivable                                           (5,215,229)              (222,211)               863,930
       Decrease (increase) in prepaid expenses                   261,551                (53,530)                13,164
       Increase in other assets                                  836,545             (1,996,951)            (1,220,678)
       (Decrease) increase in accounts payable and
         accrued expenses                                     (5,419,990)            (1,843,337)               518,580
                                                       -----------------------------------------------------------------
Net cash used in operating activities                         (1,153,169)           (22,621,673)               (46,985)

CASH FLOWS FROM INVESTING ACTIVITIES
    Increase in restricted cash                              (12,788,021)              (904,029)              (205,484)
    Payments from notes receivable                               414,555             12,317,668                174,424
    Capital expenditures                                      (8,830,699)           (20,101,074)           (72,473,490)
    Proceeds from sale of equipment                              538,725                     --                     --
    Proceeds from sale of property and leasehold
      interests                                               39,680,623             70,915,913              9,089,264
    Proceeds from sale of leasehold interests, net
      of expenses                                             13,832,482                     --                     --
    Deposits on sale/leaseback of hotels                      (4,295,000)            (7,280,000)                    --
                                                       -----------------------------------------------------------------
Net cash provided by (used in) investing activities           28,552,665             54,948,478            (63,415,286)

                         ShoLodge, Inc. and Subsidiaries

                                                                                  YEAR ENDED
                                                       -----------------------------------------------------------------
                                                              DECEMBER 31,         DECEMBER 26,           DECEMBER 27,
                                                                 2000                  1999                   1998
                                                       -----------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for deferred loan costs                             (188,438)            (1,134,671)            (1,220,124)
   Proceeds from long-term debt                               22,500,500             26,149,754             25,300,000
   Payments on long-term debt                                (46,095,258)           (44,330,435)            (8,758,117)
   Payments on capitalized lease obligations                    (189,590)              (233,362)              (603,743)
   Distributions to minority interests                          (261,834)              (100,000)            (2,009,580)
   Exercise of stock options                                       4,001                 50,880                  1,875
   Purchases of treasury stock                                (1,216,125)           (11,823,018)            (5,376,561)
                                                       -----------------------------------------------------------------
     Net cash used in financing activities                   (25,446,744)           (31,420,852)             7,333,750

Net increase (decrease) in cash and cash equivalents           1,952,752                905,953            (56,128,521)
Cash and cash equivalents  - beginning of year                 3,386,937              2,480,984             58,609,505
                                                       -----------------------------------------------------------------
Cash and cash equivalents  - end of year                    $  5,339,689           $  3,386,937           $  2,480,984
                                                       =================================================================


See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Years ended December 31, 2000, December 26, 1999 and December 27, 1998

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business activities of ShoLodge, Inc. and subsidiaries (the "Company") are composed primarily of owning, franchising, operating, leasing, and constructing lodging facilities. Presently, the Company owns, operates, and franchises Shoney's Inns. As of December 31, 2000, the Company derived its hotel revenues from fourteen owned properties located in seven states across the United States. Of these fourteen properties, five are located in Texas, three are located in Georgia, and two are located in Alabama. No other state has more than one property.

The Consolidated Financial Statements include the accounts of the Company and its majority-owned and controlled subsidiaries and partnerships. All significant intercompany items and transactions have been eliminated. The Company is the managing general partner in the partnership entities.

The Fiscal Year of the Company consists of 52/53 weeks ending the last Sunday of the calendar year.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents include highly liquid investments with original maturities of three months or less.

                         ShoLodge, Inc. and Subsidiaries

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash represents $14,194,000 escrowed to fund the completion of construction and furnishing of two hotels on sites presently owned by the Company. These construction projects are presently in progress and are expected to be completed in 2001. Restricted Cash also includes $200,000 at one of the Company's major banks.

Accounts Receivable from Construction Contracts include billed amounts earned on construction contracts open at the date of the balance sheet. Costs and estimated earnings in excess of billings on construction contracts were not billable to customers at the date of the balance sheet. As of December 31, 2000, construction amounts receivable were primarily from one contract with a third party customer ($2,043,000 of the total of $2,406,000).

Property and Equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Capital lease amortization is included in depreciation expense. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 27, 1998, December 26, 1999 and December 31, 2000 were approximately $3,219,000, $2,004,000, and
$349,000, respectively. Preopening costs are expensed as incurred.

Land Under Development or Held For Sale consists of land adjacent to hotels developed by the Company and land adjoining the Company's corporate headquarters which is being developed for sale or is held for sale.

Deferred Charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. In addition, deferred charges include costs incurred in amending the Company's franchise license agreement, which is being amortized on the straight-line method over twenty years. Accumulated amortization totaled $3,967,041 and $3,309,360 as of December 26, 1999 and December 31, 2000,
respectively.

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

Intangible Assets include excess of cost over fair value of net assets acquired (goodwill) in the amount of $2,687,045 at December 26, 1999 and $2,537,070 at December 31, 2000, respectively, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $1,062,279 and $1,212,254, as of 1999 and 2000, respectively. In addition, costs of trademark are included in the amount of $435,128 and $411,936 as of 1999 and 2000, respectively, and are amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $56,812 and $80,004 as of 1999 and 2000, respectively.

Other Assets include the long-term portion of notes receivables, cash surrender value of life insurance, non-current portion of direct financing leases, securities available for sale, and base linens stock.

Asset Impairment. The Company records impairment losses on long-lived assets used in operations and intangibles when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indications of impairment are present and the estimated fair value less costs to sell is less than their carrying amount.

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $2,311,000, $1,920,000 and $1,117,266 for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, respectively.

Income Taxes. The Company uses the liability method to account for income taxes.

                         ShoLodge, Inc. and Subsidiaries

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues from hotel operations are recognized as services are rendered. Construction and development revenues from fixed-price construction contracts are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. Franchising and management revenues are recognized as earned. Profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement.

Earnings Per Common Share for all periods has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings by weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 5 for a reconciliation of basic and diluted earnings per share.

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 7 for pro forma disclosures using the fair value method as described in SFAS No. 123, Accounting for Stock-Based Compensation.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas. The Company performs credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. Notes receivable are from a group of affiliated companies which acquired and operate the 16 hotels described in Note 13.

Reclassifications. Certain reclassifications have been made in the 1998 and 1999 consolidated financial statements to conform to the classifications used in 2000.

                         ShoLodge, Inc. and Subsidiaries

2. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                                    DECEMBER 31,         DECEMBER 26,
                                                                        2000                 1999
                                                            ----------------------------------------------
Land and improvements                                             $   20,209,885         $  25,799,108
Buildings and improvements                                            64,560,598            91,250,926
Furniture, fixtures, equipment and software                           27,254,209            29,209,987
Equipment under capitalized leases                                            --             1,596,278
Construction in progress                                               2,336,957               841,835
                                                            ----------------------------------------------
                                                                     114,361,649           148,698,134
Less accumulated depreciation and amortization                       (23,526,651)          (23,821,643)
                                                            ----------------------------------------------
                                                                  $   90,834,998         $ 124,876,491
                                                            ==============================================

3.       LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS

Long-term debt and capitalized lease obligations consist of:

                                                                        2000                 1999
                                                            ----------------------------------------------
Industrial revenue bonds, due in varying
 amounts through 2017                                             $    2,982,500         $   3,055,000
7.50% Convertible subordinated debentures                             29,008,000            50,004,000
9.75% Series A senior subordinated notes                              21,824,000            28,909,000
9.55% Series B senior subordinated notes                              22,091,000            27,112,000
Bank credit facility                                                  10,000,000            12,000,000
Notes payable - bank and other, bearing interest at 8.19%
   to 9.50%, due in varying amounts through 2010                       9,134,149             6,505,571
Notes payable - due in varying amounts through 2000                           --                 3,324
Capitalized lease obligations                                                 --               189,591
                                                            ----------------------------------------------
                                                                      95,039,649           127,778,486
Less current portion                                                    (870,636)           (2,227,929)
                                                            ----------------------------------------------
                                                                  $   94,169,013         $ 125,550,557
                                                            ==============================================

                         ShoLodge, Inc. and Subsidiaries

3.       LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

The Industrial Revenue Bonds ("IRBs") and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $9.9 million at December 31, 2000. Additionally, the IRBs, are collateralized by irrevocable letters of credit and are guaranteed by the Company. The interest rate on the IRBs is a variable rate reset weekly by the remarketing agent (5.19% at December 31, 2000).

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

The Company's previous credit facility matured June 30, 1999, and the outstanding balance of $25.2 million was repaid in full on June 29, 1999. The Company entered into a new three year credit facility with a new bank group effective August 27, 1999. The new credit facility was for an initial amount of $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million.

                         ShoLodge, Inc. and Subsidiaries

3.       LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

The interest rate is at the lender's base rate (9.50% at December 31, 2000) plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 31, 2000, the Company had $10 million in borrowings outstanding under this credit facility, consisting of the three year term loan.

The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2001. As of December 31, 2000, the Company had no borrowings outstanding under this credit facility.

In September 1998 the Company repaid approximately $14,111,000 of debt with the proceeds of the sale of 16 hotels (Note 13). This early retirement of debt resulted in an extraordinary pretax charge of approximately $1,666,000 for the year ended December 27, 1998.

In May 2000 the Company repaid approximately $7,458,000 of debt with a portion of the proceeds of the sale of 4 hotels (Note 11). In July 2000 the Company repaid approximately $1,638,000 of debt with the proceeds of the sale of its leasehold interests in 24 hotels (Note 12).

From October 1, 1999, through December 26, 1999, the Company repurchased $12,598,000 of the Company's previously issued subordinated debt at a discount from face value resulting in an extraordinary pretax gain of approximately $3,861,000, net of the write-off of related unamortized deferred financing costs for the year ended December 26, 1999. From December 27, 1999, through December 31, 2000, the Company repurchased an additional $29,784,000 of the Company's previously issued subordinated debt at a discount from face value resulting in an extraordinary pretax gain of approximately $7,307,000, net of the write-off of related unamortized deferred financing costs for the fiscal year ended December 31, 2000.

                         ShoLodge, Inc. and Subsidiaries

3.       LONG-TERM DEBT AND CAPITALIZED LEASE OBLIGATIONS (CONTINUED)

Maturities of long-term debt are as follows:

                  2001                                 $      870,636
                  2002                                     10,660,597
                  2003                                      2,633,486
                  2004                                     29,689,812
                  2005                                        740,867
                  Thereafter                               50,444,251
                                                   ----------------------
                                                       $   95,039,649
                                                   =====================

4.       COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain property and equipment under noncancelable operating lease agreements. Total rental expense under operating leases for the years ended December 27, 1998, December 26, 1999 and December 31, 2000 was approximately $15,056,000, $18,476,000 and $12,987,291, respectively.

Future minimum rental payments are as follows:


                  2001                                 $      390,000
                  2002                                        390,000
                  2003                                        390,000
                  2004                                        390,000
                  2005                                        331,667
                  Thereafter                                  480,000
                                                    ---------------------
                                                       $    2,371,667
                                                    =====================

The Company is self-insured for workers' compensation benefits up to $500,000 annually in aggregate and $250,000 per occurrence and has recorded a reserve for all expected and outstanding claims at December 31, 2000. While the Company's ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the reserves recorded, the Company had outstanding letters of credit in the amount of $45,000 and zero as of December 26, 1999 and December 31, 2000, respectively, to satisfy workers compensation self-insurance security deposit requirements.

                         ShoLodge, Inc. and Subsidiaries

The Company is or has been a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

5.       EARNINGS PER SHARE

The following tables reconcile earnings and weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2000, 1999 and 1998.

                                                                                FOR THE YEARS ENDED
                                                             DECEMBER 31,           DECEMBER 26,           DECEMBER 27,
                                                                2000                   1999                    1998
                                                       -------------------------------------------------------------------
NUMERATOR:
Earnings (loss)  before extraordinary items                 $ (3,976,657)          $  2,145,314           $  9,212,817
Extraordinary gain (loss)                                      4,554,319              2,393,512             (1,066,466)
                                                       -------------------------------------------------------------------
Numerator for basic earnings per share --
 earnings available to shareholders                         $    577,662           $  4,538,826           $  8,146,351
                                                       ===================================================================

DENOMINATOR:
Denominator for basic earnings per share --
   weighted-average shares                                     5,471,962              6,517,717              8,190,593
Effect of dilutive securities:
   Options                                                        81,890                227,118                420,808
                                                       -------------------------------------------------------------------
Denominator for diluted earnings per share --
   adjusted weighted-average shares and
   assumed conversion                                          5,553,852              6,744,835              8,611,401
                                                       ===================================================================

BASIC EARNINGS (LOSS)  PER SHARE:
Earnings (loss) before extraordinary items                  $      (0.73)          $       0.33           $       1.12
Extraordinary gain (loss)                                           0.84                   0.37                  (0.13)
                                                       -------------------------------------------------------------------
Net earnings                                                $       0.11           $       0.70           $       0.99
                                                       ===================================================================
DILUTED EARNINGS (LOSS)  PER SHARE:
Earnings (loss) before extraordinary items                  $      (0.72)          $       0.32           $       1.07
Extraordinary gain (loss)                                           0.82                   0.35                  (0.12)
                                                       -------------------------------------------------------------------
Net earnings                                                $       0.10           $       0.67           $       0.95
                                                       ===================================================================

The Company's 7.5% debentures were convertible into 2,316,602, 2,283,252, and 1,244,444 shares of stock at December 27, 1998, December 26, 1999 and December 31, 2000, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

                         ShoLodge, Inc. and Subsidiaries

6.       FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximate fair value due to the annual adjustment to market interest rates. Notes payable carrying value approximates fair value due to (1) a recent borrowing and (2) variable rates on earlier borrowings. The carrying value of industrial revenue bonds approximate fair value due to the variable interest rate of these instruments. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values based upon quoted market prices as of December 31, 2000 and December 26, 1999:

                                                 2000                                    1999
                                 -------------------------------------    -----------------------------------
                                    FAIR VALUE       CARRYING VALUE          FAIR VALUE      CARRYING VALUE
                                 -------------------------------------    -----------------------------------
Convertible subordinated
   debentures                       $ 17,840,000      $ 29,008,000           $ 31,190,000       $ 50,004,000

Senior subordinated
   notes                              30,740,000        43,915,000             36,974,000         56,021,000
                                 -------------------------------------    -----------------------------------
                                    $ 48,580,000      $ 72,923,000           $ 68,164,000       $106,025,000
                                 =====================================    ===================================

As of December 31, 2000 and December 26, 1999, securities available-for-sale are carried at fair value in accordance with SFAS No. 115.

7.       STOCK OPTION PLAN

The Company's 1991 Stock Option Plan, as amended, (the "Plan"), authorizes the grant to key employees of options to purchase up to an aggregate of 900,000 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant and expire ten years after date of grant.

                         ShoLodge, Inc. and Subsidiaries

A summary of the status of the Plan for the years ended December 27, 1998, December 26, 1999 and December 31, 2000, follows:

                                               SHARES SUBJECT TO OPTION
                                     ---------------------------------------------
                                         AVAILABLE FOR                                 WEIGHTED AVERAGE
                                             GRANT               OUTSTANDING            EXERCISE PRICE
                                     ---------------------------------------------     ----------------
December 28, 1997                              55,275                 800,872                 11.11
  Granted                                    (722,537)                722,537                  3.75
  Exercised                                        --                    (500)                 3.75
  Canceled                                    800,872                (800,872)                11.11
                                     ---------------------------------------------
December 27, 1998                             133,610                 722,037                  3.75
  Granted                                      (5,000)                  5,000                  5.50
  Exercised                                        --                 (13,568)                 3.75
  Canceled                                     18,134                 (18,134)                 3.75
                                     ---------------------------------------------
December 26, 1999                             146,744                 695,335                  3.76
  Granted                                          --                      --
  Exercised                                        --                (409,400)                 3.75
  Canceled                                      2,901                  (2,901)                 3.75
                                     ---------------------------------------------
December 31, 2000                             149,645                 283,034                  3.78
                                     =============================================

On September 23, 1998, the Company repriced approximately 723,000 stock options that had been granted in previous years. The options were repriced to $3.75 per share, which was the market value of the Company's stock on September 23, 1998. These repriced options are included as cancellations and new grants in the table above for the year ended December 27, 1998.

The weighted average fair value of options granted during the year was $1.83 and $2.96 for the years ended December 28, 1998 and December 26, 1999, respectively. No options were granted in 2000.

                         ShoLodge, Inc. and Subsidiaries

The following table summarizes information relating to the stock options outstanding as of December 31, 2000:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
- -----------------------------------------------------------------------------------------------------
                      NUMBER          WEIGHTED-                         NUMBER
                   OUTSTANDING         AVERAGE         WEIGHTED-      EXERCISABLE       WEIGHTED-
                        AT            REMAINING         AVERAGE            AT            AVERAGE
   EXERCISE        DECEMBER 31,      CONTRACTUAL        EXERCISE       DECEMBER 31,      EXERCISE
     PRICE             2000              LIFE            PRICE            2000            PRICE
- -----------------------------------------------------------------------------------------------------
     $3.75            55,500             1.13             $3.75          55,500            $3.75
      3.75            30,534             3.05              3.75          30,534             3.75
      3.75            41,000             4.33              3.75          41,000             3.75
      3.75            68,000             5.59              3.75          54,400             3.75
      3.75            83,000             6.42              3.75          49,800             3.75
      5.50             5,000             8.39              5.50           1,000             5.50
                 -----------------                                   ----------------
                     283,034                                            232,234
                 =================                                   ================

Had the fair value of options granted under the plan beginning in 1997 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         2000              1999                  1998
                                                  -----------------------------------------------------------
Net earnings              As reported                $  577,662       $  4,538,826           $  8,146,351
                            Pro forma                   (18,605)         3,898,931              7,539,654

Basic earnings            As reported                      0.11               0.70                   0.99
  Per share                 Pro forma                       .00               0.60                   0.92

Diluted earnings          As reported                      0.10               0.67                   0.95
  Per share                 Pro forma                       .00               0.58                   0.88

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1999: no dividend yield for all years; expected volatility of 33% and 32%, respectively; risk free interest rates of 6.00% and 6.10%, respectively; and expected lives of 9 years in both 1998 and 1999. There were no grants in 2000.

                         ShoLodge, Inc. and Subsidiaries

8.       SHAREHOLDERS' EQUITY

In 1999 and prior years, the Company's Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 31, 2000, the total authorized amount of the Company's common stock repurchases was $20,000,000. The cumulative number of shares repurchased as of December 31, 2000, was 3,135,067 shares at a cost of $18,415,704.

9.       INCOME TAXES

The provision for income taxes from continuing operations, before extraordinary items, consists of the following:

                                                      2000              1999              1998
                                             ------------------------------------------------------
Current expense (benefit):
   Federal                                     $   (3,978,451)    $  (278,165)        $ 2,215,788
   State                                                   --         (29,168)             75,247
                                             ------------------------------------------------------
                                                   (3,978,451)       (307,333)          2,291,035
Deferred expense (benefit)                          2,201,125       2,216,333           4,289,965
                                             ------------------------------------------------------
                                               $   (1,777,326)    $ 1,909,000         $ 6,581,000
                                             ======================================================

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

                                                      2000              1999              1998
                                             ------------------------------------------------------
Federal income tax based on the
   statutory rate                              $ (2,176,994)      $ 2,087,372         $ 5,754,428
State income taxes, less federal
   income tax benefit                               209,028           218,876             603,393
State income tax refund received,
   less Federal provision                                --                --            (137,337)
Minority interest                                   (20,036)         (738,444)           (250,352)
Interest on deferred gain                           466,000           250,028             314,015
Permanent differences & other                      (255,324)           91,168             296,853
                                             ------------------------------------------------------
                                               $ (1,777,326)      $ 1,909,000         $ 6,581,000
                                             ======================================================

                         ShoLodge, Inc. and Subsidiaries

9.       INCOME TAXES (CONTINUED)

Deferred tax (liabilities) assets are comprised of the following:

                                                            2000                  1999
                                                    -------------------------------------------
Deferred tax liabilities:
   Differences between book and tax basis of
     property                                           $           --        $   (8,590,000)
   Profits not recognized on installment sales              (9,432,000)           (7,051,000)
   Direct financing leases                                          --               (90,000)
   Other                                                      (270,000)             (130,000)
                                                    -------------------------------------------
                                                            (9,702,000)          (15,861,000)

Deferred tax assets:
   Difference between book and tax basis of
     property                                                  454,000                    --
   Deferred profit on sales of hotels                        3,724,000            12,799,000
   Direct financing leases                                      83,000                    --
   Differences between book and tax losses
     recognized by minority interests                          743,000               638,000
   Allowance for doubtful accounts                             147,000               179,000
   Other                                                       261,000               156,000
                                                    -------------------------------------------
                                                             5,412,000            13,772,000
                                                    -------------------------------------------
Net deferred tax  (liability) asset                     $   (4,290,000)       $   (2,089,000)
                                                    ===========================================

As of December 31, 2000 and December 26, 1999, the Company has recorded a deferred tax liability resulting from the unrealized gain on securities available-for-sale of $34,000 and $53,000, respectively.

                         ShoLodge, Inc. and Subsidiaries

During September 2000, the Internal Revenue Service (the "Service") issued a Revenue Agent's Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service's asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The protest is currently being reviewed by the Service. The asserted deficiencies are related solely to the timing of taxable income between fiscal 1997 and the fiscal year ended December 31, 2000, in which year the Company provided for and paid estimated taxes thereon. The Company believes that any ultimate deficiency will be limited to interest on the tax and would be substantially less than the amounts asserted by the Service. The Company also believes it has adequately provided in the accompanying Consolidated Balance Sheets for any additional taxes, additions to tax, penalties, and statutory interest that may be due for all tax years.

10.      RELATED PARTY TRANSACTIONS

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company's president and chief executive officer to purchase 40,000 shares of common stock. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company's common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company's common stock on July 5, 2000, was $3.31 per share. The Company has recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During the Company's second quarter of fiscal year 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital and the notes receivable are recorded as a deduction from shareholders' equity.

                         ShoLodge, Inc. and Subsidiaries

11.      SALE/LEASEBACK TRANSACTIONS

In November 1997, the Company entered into a sale and leaseback agreement for 14 of its Sumner Suites hotels. In June 1999, the Company entered into a similar sale and leaseback agreement with the same party for an additional six of its Sumner Suites hotels. In May 2000, the Company entered into a third sale and leaseback agreement with the same party for an additional four of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust, and the hotels continued to be operated by the Company until the sale of leasehold interests on July 9, 2000 as described in Note 12 below. The lease was classified as an operating lease

The Company sold hotel assets in 1997 with a net book value of approximately $101.5 million for $140 million in cash. The gain of approximately $34.9 million was initially deferred and was being recognized on the straight-line method over the initial lease term, as amended in 1999, as a reduction of rent expense. The 1999 cash sale price of the six hotels was $65 million; these hotels had a net book value of approximately $54 million. The $11 million gain was deferred and was being recognized over the remainder of the 12-year lease term. The 2000 cash sale price of the four hotels was $38.4 million; these hotels had a net book value of approximately $34 million. The resulting $3.7 million gain was deferred and was being recognized over the remainder of the 12-year lease term. The minimum base rental was $25.6 million annually with contingent rent due of 8% of the excess of the leased hotels' base revenues (as defined in the lease agreement) beginning in 1999. Contingent rentals totaled $91,000 during 1999 and $56,000 during 2000 to the date of sale of leasehold interests on July 9, 2000.

The Company was required to pay a deposit of $14 million (increased to $21.3 million in 1999 and to $25.6 million in 2000) to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit was to be refunded to the Company at the end of the lease term in the event no default had occurred. This $21.3 million non-interest bearing deposit is included in long-term deposits on sale/leaseback on the accompanying consolidated balance sheet as of December 26, 1999. The Company was also required to provide an additional deposit of $14 million. This deposit, included in long-term deposits on sale/leaseback as of December 26, 1999, earned interest at a rate of 11.11% annually. Interest earned was credited to the required rent payment due the lessor. The deposit was to be refunded to the Company upon the earlier of achievement of certain operating results of the leased hotels or expiration of the lease. On July 9, 2000, the Company sold its leasehold interests in the 24 hotels to Prime, and as a part of the transaction, the Company assigned its interest to Prime in the two deposits related to the lease, the $14 million guaranty deposit and the $25.6 million in lease security deposits.

                         ShoLodge, Inc. and Subsidiaries

12.      SALE OF LEASEHOLD INTERESTS

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

The Company also agreed to construct two hotels on sites presently owned by the Company. These construction projects are presently in process and are expected to be completed in 2001. These projects will be funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave Hospitality Properties Trust ("HPT"), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties.

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

                         ShoLodge, Inc. and Subsidiaries

In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction is presently in progress and is expected to be completed in the third quarter of 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue. Reservation service fees are now included in franchising and management revenues. The reservation system technology is currently being enhanced in order to accommodate Prime's requirements, and is expected to be ready to add these additional hotel properties in early 2001.

13.      SALE OF HOTELS

During 1998, the Company sold 16 of its company-owned Shoney's Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method, $77,000 of which was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the criteria for full accrual sales accounting were satisfied. The deferred profit of $4.6 million and $7.3 million are netted against current notes receivable and non-current notes receivable, respectively, as of December 27, 1998. All of the deferred profit was recognized as of December 26, 1999. As of December 27, 1998, deferred credits totaling $2.4 million related to the 12 hotels on which profit was recognized under the full accrual method were recorded of which $262,000 was used for the completion of renovation and replacement expenditures. The remaining $2.1 million deferred credit is being reduced as the buyer reduces its payments to the Company for payments of interest on debt assumed by the buyer. As of December 31, 2000, the balance of this deferred credit was $162,000.

                         ShoLodge, Inc. and Subsidiaries

14.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                               2000                 1999                1998
                                                      --------------------------------------------------------------
Cash paid during the year for interest                    $   11,114,856         $ 14,030,265        $ 13,669,330
                                                      ==============================================================
Cash paid during the year for income taxes                $      634,046         $    277,890        $  2,572,681
                                                      ==============================================================
Significant non-cash activities:
     Investing:
       Proceeds from sale of property arising
         from notes receivable                            $    2,850,000         $         --        $ 67,500,001
       Proceeds from sale of leasehold
         interests arising from repurchase of
         long-term debt at a discount                          1,617,625                   --                  --
     Financing:
       Exercising of stock options financed by
         notes receivable                                      1,531,249         $         --        $         --
                                                      --------------------------------------------------------------
                                                          $    5,998,874         $         --        $ 67,500,001
                                                      ==============================================================

15.      OPERATING SEGMENT INFORMATION

The Company's significant operating segments are hotel operations, franchising and management and construction and development. The hotel operating segment has exceeded 90%, 80%, and 72% of total revenues for the years ending December 27, 1998, December 26, 1999, and December 31, 2000, respectively. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

Revenues from the franchising and management segment include franchising revenues from one controlled group of franchisees of 16 Shoney's Inns which contributed approximately $426,000, or 13.7%, $1.0 million, or 24.8%, and $920,000, or 25.5%, of total franchising and management revenues, after elimination of intersegment amounts, in 1998, 1999 and 2000, respectively. Construction and development revenues earned in 1999 included two construction contracts with one customer comprising approximately $11.0 million, or 97.7%, of total construction revenues. Construction and development revenues earned in 2000 included two construction contracts with two customers comprising approximately $10.5 million, or 87.5%, of total construction revenues.

                         ShoLodge, Inc. and Subsidiaries

15.      OPERATING SEGMENT INFORMATION (CONTINUED)

A summary of the Company's operations by segment follows (in thousands of dollars):

                                                      2000             1999             1998
                                                --------------------------------------------------
         Revenues:
            Hotel revenues from external
              customers                           $  49,150         $  67,623        $   70,851
            Franchising and management                6,975             8,687             8,443
            Construction and development             15,094            26,413            57,071
            Elimination of intersegment
              franchising and construction
              revenue                                (7,141)          (20,306)          (63,362)
                                                --------------------------------------------------
         Total revenues                           $  64,078         $  82,417        $   73,003
                                                ==================================================
         Operating profit (loss):
             Hotel                                $    (723)        $   1,640         $   6,989
             Franchising and management              (5,526)           (6,084)           (5,606)
             Construction and development              (327)            1,361                13
                                                --------------------------------------------------
         Total operating profit (loss)            $  (6,576)        $  (3,083)        $   1,396
                                                ==================================================
         Total assets:
            Hotel                                 $ 138,421         $ 200,773         $ 245,893
             Franchising and management              63,351            57,986            48,680
             Construction and development             2,859            11,555               428
                                                --------------------------------------------------
         Total assets                             $ 204,631         $ 270,314         $ 295,001
                                                ==================================================
         Capital expenditures:
            Hotel                                 $   3,595         $  16,955         $  71,416
             Franchising and management               5,129             3,126               954
             Construction and development               107                20               103
                                                --------------------------------------------------
         Total capital expenditures               $   8,831         $  20,101         $  72,473
                                                ==================================================
         Depreciation and amortization:
            Hotel                                 $   4,609         $   5,920         $   6,911
            Franchising and management                1,130             1,143             1,076
            Construction and development                 47                38                25
                                                --------------------------------------------------
         Total depreciation and amortization      $   5,786         $   7,101         $   8,012
                                                ================= ================ ===============

16.      DEFINED CONTRIBUTION PLAN

In 2000, the Company began sponsoring a 401(k) defined contribution plan for all employees. Eligible participants may contribute up to 15% of their annual compensation, subject to maximum amounts established by the United States Internal Revenue Service ("the IRS"). The Company makes matching contributions which equal 20% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this plan amounted to $80,782 in 2000.

                         ShoLodge, Inc. and Subsidiaries

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and December 26, 1999:

                                                                        QUARTERS
                                            ----------------------------------------------------------------
                                                 FIRST           SECOND          THIRD           FOURTH
                                            ----------------------------------------------------------------
                                                        (IN (000'S) EXCEPT FOR PER SHARE DATA)
2000
  Revenues                                    $   27,390       $   21,593      $   7,508        $   7,587
  Operating earnings (loss)                       (2,014)          (2,610)          (548)          (1,404)
  Earnings (loss) before
  Extraordinary items                             (2,283)             350           (803)          (1,241)
  Net income (loss)                               (2,032)           2,637          1,116           (1,143)
  Net income (loss) per share:
    Basic:
         Before extraordinary items                 (.43)             .07           (.14)            (.22)
         Net income (loss)                          (.38)             .50            .20             (.20)
  Diluted:
        Before extraordinary items                  (.43)             .07           (.14)            (.22)
         Net income (loss)                          (.38)             .50            .20             (.20)

1999
  Revenues                                    $   19,793       $   17,694      $  23,391        $  21,539
  Operating earnings (loss)                         (326)             119            949           (3,825)
  Earnings (loss) before extraordinary
    items                                            376            3,344             58           (1,633)
  Net income (loss)                                  376            3,344            856              (38)
  Net income (loss) per share:
    Basic:
         Before extraordinary items                  .05              .47            .01             (.30)
         Net income (loss)                           .05              .47            .15             (.01)
  Diluted
       Before extraordinary items                    .05              .41            .01             (.29)
        Net income (loss)                            .05              .41            .14             (.01)

                         ShoLodge, Inc. and Subsidiaries

                         SHOLODGE, INC. AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS            SCHEDULE II

     Years ended December 27, 1998, December 26, 1999, and December 31, 2000

                                                            ADDITIONS      ADDITIONS
                                          BALANCE AT       CHARGED TO       CHARGED                          BALANCE AT
                                         BEGINNING OF       COSTS AND       TO OTHER                           END OF
                                             YEAR           EXPENSES         ASSETS         DEDUCTIONS*         YEAR
                                      -------------------------------------------------------------------------------------
Year ended
   December 27, 1998
     Allowance for doubtful
     accounts receivable                  $ 352,500         $ 427,904       $ 55,945         $ (193,569)      $ 642,780
                                      =====================================================================================

Year ended
  December 26, 1999
     Allowance for doubtful
     accounts receivable
                                          $ 642,780         $ 280,472       $     --         $ (463,383)      $ 459,869
                                      =====================================================================================

Year ended
   December 31, 2000
     Allowance for doubtful
     accounts receivable
                                          $ 459,869         $ 213,723       $     --         $ (293,278)      $ 380,314
                                      =====================================================================================

*        Represents write-offs of uncollectible accounts receivable