Form 10-Q
period 2001-04-22
SHOLODGE INC
filed 2001-05-30
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

  For the First Quarter Ended April 22, 2001       Commission File No. 0-19840

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

               As of May 30, 2001, there were 5,534,278 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                           APRIL 22,     DECEMBER 31,
                                                             2001          2000(1)
                               ASSETS                     (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $  1,693,829    $  5,339,689
   Restricted cash                                           200,000         200,000
   Accounts receivable-trade, net                          2,854,272       2,635,447
   Construction contracts receivable                       1,580,595       2,405,629
   Costs and estimated earnings in excess of billings
     on construction contracts                             2,136,987          42,844
   Income taxes receivable                                 4,750,027       4,750,074
   Prepaid expenses                                          446,634         311,513
   Notes receivable, net                                   1,413,868         905,703
   Other current assets                                      127,725         146,850
                                                        -----------------------------
               Total current assets                       15,203,937      16,737,749

NOTES RECEIVABLE, NET                                     68,983,811      62,885,696
RESTRICTED CASH                                           14,312,075      14,193,534
PROPERTY AND EQUIPMENT                                   109,581,598     114,361,649
   Less accumulated depreciation and amortization        (20,947,102)    (23,526,651)
                                                        -----------------------------
                                                          88,634,496      90,834,998

LAND UNDER DEVELOPMENT OR HELD FOR SALE                    9,126,139       8,231,714

DEFERRED CHARGES, NET                                      6,427,376       6,721,247

INTANGIBLE ASSETS, NET                                     2,895,722       2,949,008

OTHER ASSETS                                               1,861,120       2,077,142
                                                        -----------------------------

   TOTAL ASSETS                                         $207,444,676    $204,631,088
                                                        =============================



(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
              CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                            APRIL 22,      DECEMBER 31,
                                                              2001           2000(1)
   LIABILITIES AND SHAREHOLDERS' EQUITY                    (UNAUDITED)
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                  $  8,674,756    $  7,518,321
   Taxes payable other than on income                          190,110         384,352
   Income taxes payable                                        472,040               0
   Current portion of long-term debt
      and capitalized lease obligations                        762,440         870,636
                                                          -----------------------------

               Total current liabilities                    10,099,346       8,773,309

LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                       93,623,294      94,169,013

DEFERRED INCOME TAXES                                        4,290,423       4,290,423

DEFERRED GAIN ON SALE/LEASEBACK                              4,129,962       4,129,962

DEFERRED CREDITS                                             2,707,689       2,218,519

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                  745,833         728,222
                                                          -----------------------------
   TOTAL LIABILITIES                                       115,596,547     114,309,448
                                                          -----------------------------

SHAREHOLDERS' EQUITY:
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                          0               0
   Common stock (no par value; 20,000,000 shares
      authorized, 5,534,278 and 5,544,211 shares
      issued and outstanding as of April 22, 2001
      and December 31, 2000, respectively)                       1,000           1,000
  Additional paid-in capital                                25,375,001      25,425,175
  Retained earnings                                         67,675,649      66,089,984
  Unrealized gain on securities available for sale (net
      of tax)                                                   75,631          53,231
  Less notes receivable from officer, net of discount of
      $252,097 and $283,499, respectively                   (1,279,152)     (1,247,750)
                                                          -----------------------------
      TOTAL SHAREHOLDERS' EQUITY                            91,848,129      90,321,640
                                                          -----------------------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $207,444,676    $204,631,088
                                                          =============================



(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
          FOR THE SIXTEEN WEEKS ENDED APRIL 22, 2001 AND APRIL 16, 2000


                                                                16 WEEKS ENDED
                                                           APRIL 22,       APRIL 16,
                                                             2001            2000
                                                          ---------------------------
REVENUES:
  Hotel                                                    $ 4,347,832     $22,201,806
  Franchising and management                                   772,914         897,311
  Construction and development                               4,827,179       4,132,771
  Rent income                                                1,103,704         141,353
  Other income                                                  11,078          16,340
                                                           ----------------------------
             Total revenues                                 11,062,707      27,389,581

COSTS AND EXPENSES:
    Hotel                                                    3,370,950      15,687,306
    Franchising and management                                 487,565         818,183
    Construction and development                             4,319,729       4,023,122
    Rent expense, net                                          158,543       5,365,745
    General and administrative                               1,741,431       1,402,263
    Depreciation and amortization                            1,527,281       2,106,775
                                                           ----------------------------
             Total expenses                                 11,605,499      29,403,394

Operating loss                                                (542,792)     (2,013,813)

Gain on sales of property and leasehold interests            3,606,717         299,024
Interest expense                                            (2,465,384)     (3,618,585)
Interest income                                              2,090,969       1,871,988
                                                           ----------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN                           2,689,510      (3,461,386)

INCOME TAXES                                                (1,140,000)      1,197,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
  SUBSIDIARIES & PARTNERSHIPS                                  (17,610)        (18,929)
                                                           ----------------------------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                    1,531,900      (2,283,315)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
  (net of related tax effect of $33,000 in 2001 and
    $160,000 in 2000 respectively)                              53,765         251,007
                                                           ----------------------------
NET EARNINGS (LOSS)                                        $ 1,585,665     $(2,032,308)
                                                           ============================
EARNINGS (LOSS) PER COMMON SHARE
    Basic:
      Earnings (loss) per share from continuing operations $      0.28     $     (0.43)
      Extraordinary gain, net of tax effect                $      0.01     $      0.05
      Net earnings (loss)                                  $      0.29     $     (0.38)
                                                           ============================

    Diluted:
      Earnings (loss) per share from continuing operations $      0.28     $     (0.43)
      Extraordinary gain, net of tax effect                $      0.01     $      0.05
      Net earnings (loss)                                  $      0.29     $     (0.38)
                                                           ============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
      Basic                                                  5,542,366       5,330,737
      Diluted                                                6,839,419       5,412,682
                                                           ----------------------------


See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE SIXTEEN WEEKS ENDED APRIL 22, 2001 AND APRIL 16, 2000
                                   (UNAUDITED)


                                                                      16 WEEKS ENDED
                                                                APRIL 22,        APRIL 16,
                                                                  2001             2000
                                                               ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS                     $ 1,531,900     $(2,283,315)
   ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
           DEPRECIATION AND AMORTIZATION                         1,527,281       2,106,775
           AMORTIZATION OF DEFERRED CHARGES RECORDED
                AS INTEREST EXPENSE                                198,650         236,876
           RECOGNITION OF PREVIOUSLY DEFERRED GAINS               (156,160)       (956,982)
           GAIN ON SALE OF PROPERTY AND OTHER ASSETS            (3,606,717)       (299,024)
            INCREASE IN MINORITY INTEREST IN EQUITY
                OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS       17,610          18,929
   CHANGES IN ASSETS AND LIABILITIES:
           INCREASE IN TRADE RECEIVABLES                          (218,825)       (494,764)
           DECREASE IN CONSTRUCTION CONTRACT RECEIVABLES           825,034       7,076,579
           INCREASE IN ESTIMATED EARNINGS IN EXCESS OF
              BILLINGS ON CONSTRUCTION CONTRACTS                (2,094,143)     (3,377,929)
           INCREASE IN INCOME AND OTHER TAXES                      231,063       2,128,195
           INCREASE IN PREPAID EXPENSES                           (135,121)       (278,691)
           DECREASE (INCREASE) IN OTHER ASSETS                     176,618      (1,231,211)
           INCREASE (DECREASE) IN ACCOUNTS PAYABLE
              AND ACCRUED EXPENSES                               1,156,435        (773,875)
                                                               ----------------------------
      NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES         (546,375)      1,871,563

CASH FLOWS FROM INVESTING ACTIVITIES:
   (INCREASE) DECREASE IN RESTRICTED CASH                         (118,541)        802,905
   (ADVANCES TO) PAYMENTS RECEIVED ON NOTES RECEIVABLE              (6,274)         43,850
   CAPITAL EXPENDITURES                                         (4,626,212)     (1,439,320)
   PROCEEDS FROM SALE OF PROPERTY AND LEASEHOLD INTERESTS        2,258,102               0
                                                               ----------------------------
      NET CASH USED IN INVESTING ACTIVITIES                     (2,492,925)       (592,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
   PAYMENTS FOR DEFERRED LOAN COSTS                                  2,529         185,295
   PROCEEDS FROM LONG-TERM DEBT                                          0       9,200,500
   PAYMENTS ON LONG-TERM DEBT                                     (558,915)     (7,018,324)
   PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                             0        (129,063)
   DISTRIBUTIONS TO MINORITY INTERESTS                                   0        (201,834)
   EXERCISE OF STOCK OPTIONS                                         4,001           4,001
   PURCHASE OF TREASURY STOCK                                      (54,175)       (284,833)
                                                               ----------------------------
      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES         (606,560)      1,755,742

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (3,645,860)      3,034,740

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                  5,339,689       3,386,937
                                                               ----------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $ 1,693,829     $ 6,421,677
                                                               ============================



   See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


A.   BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company's fiscal quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 22, 2001 and April 16, 2000 are not necessarily indicative of the operating results for the entire year.

B.   SALE OF PROPERTIES
     The Company sold two hotels and three restaurants in the first quarter ended April 22, 2001, resulting in the recognition of $3,606,717 in gains on sale of properties, and the deferral of an additional $717,941 to be recognized in future periods under the installment method of accounting. The restaurant properties were leased to third parties prior to the sales. Cumulative sales prices for the five properties were $9,590,606, of which $2,258,102 was cash proceeds.

C.   EARNINGS PER SHARE
     Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 22, 2001, and April 16, 2000:

                                                                     16 WEEKS ENDED
                                                                     --------------
                                                               APRIL 22,        APRIL 16,
                                                                 2001              2000
     BASIC:

       EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS              $1,531,900      $(2,283,315)
       EXTRAORDINARY GAIN                                          53,765          251,007
                                                               ----------      -----------
       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK          $1,585,665      $(2,032,308)
                                                               ==========      ===========

       SHARES:
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            5,542,366        5,330,737
                                                               ==========      ===========

     BASIC EARNINGS (LOSS) PER SHARE:
          BEFORE EXTRAORDINARY ITEMS                           $     0.28      $     (0.43)
          EXTRAORDINARY GAIN                                         0.01             0.05
                                                               ----------      -----------
          NET EARNINGS (LOSS)                                  $     0.29      $     (0.38)
                                                               ==========      ===========

     DILUTED:

       EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS              $1,531,900      $(2,283,315)
       EXTRAORDINARY GAIN                                          53,765          251,007
                                                               ----------      -----------
       NET EARNINGS (LOSS) APPLICABLE TO COMMON STOCK           1,585,665       (2,032,308)
       DILUTIVE EFFECT OF 7.5% CONVERTIBLE DEBENTURES             381,647               --
                                                               ----------      -----------
       NUMERATOR FOR DILUTED EARNINGS PER SHARE                $1,967,312       (2,032,308)
                                                               ==========      ===========

     SHARES:
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            5,542,366        5,330,737
          EFFECT OF DILUTIVE SECURITIES (OPTIONS)                  59,599           81,945
          EFFECT OF DILUTIVE SECURITIES (7.5% CONVERTIBLE
               DEBENTURES)                                      1,237,454               --
                                                               ----------      -----------
          WEIGHTED AVERAGE COMMON AND COMMON EQUIVALENT
               SHARES OUTSTANDING                               6,839,419        5,412,682
                                                               ==========      ===========

     DILUTED EARNINGS (LOSS) PER SHARE:
         BEFORE EXTRAORDINARY ITEMS                            $     0.28      $     (0.43)
         EXTRAORDINARY GAIN                                          0.01             0.05
                                                               ----------      -----------
         NET EARNINGS (LOSS)                                   $     0.29      $     (0.38)
                                                               ==========      ===========

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

                                                                     16 Weeks Ended
                                                            ------------------------------
                                                            April 22, 2001  April 16, 2000
     Revenues:
       Hotel revenues                                          $   5,638       $  22,590
       Franchising and management                                  1,208           2,381
       Construction and development                                7,940           5,471
       Elimination of intersegment revenue                        (3,723)         (3,052)
                                                               ---------       ---------
                    Total revenues                             $  11,063       $  27,390
                                                               =========       =========

     Operating profit (loss):
         Hotel                                                 $    (469)      $    (508)
         Franchising and management                                 (628)         (1,646)
         Construction and development                                554             140
                                                               ---------       ---------
                    Total operating profit (loss)              $    (543)      $  (2,014)
                                                               =========       =========


     Capital expenditures:
       Hotel                                                   $   3,280       $   1,291
       Franchising and management                                  1,346             148
       Construction and development                                   --              --
                                                               ---------       ---------
                    Total capital expenditures                 $   4,626       $   1,439
                                                               =========       =========

     Depreciation and amortization:
       Hotel                                                   $   1,179       $   1,736
       Franchising and management                                    334             363
       Construction and development                                   14               8
                                                               ---------       ---------
                    Total depreciation and amortization        $   1,527       $   2,107
                                                               =========       =========

                                                                 As of           As of
                                                                April 22,     December 31,
                                                                  2001            2000
     Total assets:
       Hotel                                                   $ 140,332       $ 138,421
       Franchising and management                                 62,759          63,351
       Construction and development                                4,354           2,859
                                                               ---------       ---------
                    Total assets                               $ 207,445       $ 204,631
                                                               =========       =========


E.   CONTINGENCIES
     The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

     During September 2000, the Internal Revenue Service (the "Service") issued a Revenue Agent's Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service's asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The protest is currently being reviewed by the Service. The asserted deficiencies are related solely to the timing of taxable income between fiscal 1997 and the fiscal year ended December 31, 2000, in which year the Company provided for and paid estimated taxes thereon. The Company believes that any ultimate deficiency will be limited to interest on the tax and would be substantially less than the amounts asserted by the Service. The Company also believes it has adequately provided in the accompanying Consolidated Balance Sheets for any additional taxes, additions to tax, penalties, and statutory interest that may be due for all tax years. There was no significant change in the status of this issue in the first fiscal quarter of 2001.

F.   NEW ACCOUNTING PRONOUNCEMENTS
     Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, was adopted by the Company effective January 1, 2001. The adoption had no effect on the Company's financial position or operating results.

                         ShoLodge, Inc. and Subsidiaries
               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company is an operator and the exclusive franchisor of Shoney's Inns. As of April 22, 2001, the Shoney's Inn lodging system consists of 74 Shoney's Inns containing 6,909 rooms of which 12 containing 1,377 rooms are owned and operated by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 22, 2001 and April 16, 2000 are not necessarily indicative of the operating results for the entire year.

RESULTS OF OPERATIONS

For the Quarters Ended April 22, 2001 and April 16, 2000

         Total operating revenues for the quarters ended April 22, 2001, were $11.1 million, or 59.6% less than the total operating revenues of $27.4 million reported for the first quarter of 2000.

         Revenues from hotel operations decreased by $17.9 million, or 80.4%, from the $22.2 million reported for the same period last year. For the 12 same hotels opened for all of both quarterly periods, an increase of 0.1% in average daily room rates, from $50.94 in first quarter 2000 to $50.99 in first quarter 2001, and an increase in average occupancy rates on these hotels from 42.9% to 46.2% this year, were the primary causes of an increase in same hotel revenues of 9.8% from $3.4 million in first quarter 2000 to $3.7 million in first quarter 2001. The Company sold 28 hotels (27 Sumner Suites hotels and one Shoney's Inn) in the second quarter of 2000, and sold an additional two Shoney's Inns in April of 2001. These thirty hotels sold since April 16, 2000, contributed $638,000 to hotel operating revenues in the first quarter of this year (from the two hotels sold in April of 2001), compared to $18.8 million in the first quarter of last year.

         The Company owns and operates Shoney's Inns. RevPAR (revenue per available room) for all Company-owned Shoney's Inns increased from $22.20 in first quarter 2000 to $23.88 in first quarter 2001. The 12 Shoney's Inns same-hotels' RevPAR increased by 7.7%, from $21.86 in first quarter 2000 to $23.54 in first quarter 2001.

         Franchising and management revenues declined by $124,000, or 13.9%, in first quarter 2001 from first quarter 2000. Initial franchise fees increased by $18,000, franchise termination fees decreased by $88,000, and royalty and reservation fees decreased by $54,000 from first quarter of last year. Initial franchise fee revenue varies from quarter to quarter depending on the level of franchise sales activities.

         Revenues from construction and development activities were $4.8 million in first quarter 2001 on six third party construction contracts in progress versus $4.1 million in first quarter 2000 on five third party construction contracts in progress.

         Rent income in the first quarter of 2001 increased by $1.0 million, to $1.1 million, from $141,000, in the first quarter of 2000. This increase was due entirely to the lease of three hotels in July of 2000, in conjunction with the Company's sale of its operating interests in 27 Sumner Suites hotels, which have been re-flagged as AmeriSuites hotels and are being operated by Prime Hospitality Corp.

         Operating expenses from hotel operations for the first quarter of 2001 decreased by $12.3 million, or 78.52%, from $15.7 million in first quarter 2000, due to the sale of 28 hotels in mid-2000 and two hotels in April of this year. Hotel operating expenses on the 12 same-hotels remained constant at $2.9 million in first quarter 2001 compared to first quarter 2000. The operating expenses as a percentage of operating revenues for this activity increased from 70.7% in first quarter 2000 to 77.5% in first quarter 2001; operating expenses as a percentage of operating revenues on the 12 same-hotels decreased from 85.6% in first quarter 2000 to 78.4% in first quarter 2001. Increases in hotel operating expenses on same-hotels were primarily in the areas of payroll related costs and utilities.

         Franchising and management operating expenses decreased by $331,000, or 40.4%, from first quarter 2000. The decreases were primarily in the areas of (1) reservation center expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, telephone expense, provision for bad debts, postage and freight, dues and subscriptions, and hotel inspection expenses. The reduction in reservation center expenses was due primarily to the Company's sale of the 27 Sumner Suites hotels in 2000, and the absence of reservation services provided for those hotels since November of last year. Construction and development costs in first quarter 2001 were $4.3 million on the six third party construction contracts in progress versus $4.0 million in first quarter 2000 on the five third party construction contracts in progress at that time.

         Rent expense decreased by $5.2 million in first quarter this year from last year's first quarter, all of which was due to the sale of 28 hotels in mid-2000 which incurred $5.2 million rent expense in first quarter last year versus none this year.

         General and administrative expenses increased by $339,000, or 24.2%, from first quarter 2000. This increase was due primarily to increased professional fees, travel expenses and salaries and related payroll costs.

         Depreciation and amortization expense decreased by $579,000, or 27.5%, from first quarter 2000, due to the sale of hotels in 2000 and the first quarter of 2001.

         The gain recognized on sale of property in first quarter 2001 totaled $3.6 million, and was from the Company's sale of one hotel and three restaurants. Another hotel was sold near the end of the first quarter, but the gain (approximately $543,000) was deferred and will be recognized under the installment method of accounting until full accrual accounting is warranted. A portion of the gain (approximately $175,000) on the sale of two of the restaurants was also deferred and will be recognized under the installment method of accounting. The $299,000 gain on sale of property in the first quarter of 2000 represents the adjustment of deferred credits due to the revision of the estimated amounts needed to fund reserves related to the 16 hotels sold in third quarter 1998, of which the recognition of the balance of the gain was recognized in 1998 and 1999.

         Interest expense decreased by $1.2 million, or 31.9%, while interest income increased by $219,000, or 11.7%, from first quarter 2000. The reduction of $1.4 million in net interest expense was due to a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds of the sale lease-back of four hotels on May 11 of last year and to the interest income earned from the temporary investment of the remaining proceeds from that transaction in interest bearing instruments. Interest income also increased due to seller financing of a portion of the sales price of Shoney's Inns sold to franchisees. The Company has also continued to repurchase its public debt in the open market and in privately negotiated transactions, reducing its interest expense (see Liquidity and Capital Resources discussion below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $546,000 in the first quarter of 2001, compared with $1.9 million provided by operating activities in the first quarter of 2000.

         The Company's cash flows used in investing activities were $2.5 million in the first quarter of 2001, compared with $593,000 for the comparable period in 2000. The Company's capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $4.6 million in the first quarter of 2001 and $1.4 million in the first quarter of 2000. Proceeds from the sale of property and leasehold interests were $2.3 million in the first quarter of 2001 versus none for the comparable period in 2000.

         Net cash used in financing activities was $607,000 in the first quarter of 2001 compared with $1.8 million provided by financing activities in the first quarter of 2000. Repayments, net of borrowings, on long-term debt and capitalized lease obligations were $559,000 in the first quarter of 2001 versus $2.1 million borrowed in excess of repayments in the first quarter of 2000. The repayments in the first quarter of 2001 and the first quarter of 2000 include $250,000 and $1.3 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first quarter of 2001, the Company repurchased 11,000 shares of its common stock for $54,000; in the first quarter of 2000, the Company repurchased 65,000 shares of its common stock for $285,000 pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

         The Company established a three-year credit facility with a bank group effective August 27, 1999. The credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of April 22, 2001, the Company had $10.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan of $10.0 million; additionally, $3.1 million is currently used to secure the Company's guaranty of a subsidiary's letter of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2002. As of April 22, 2001, the Company had no borrowings outstanding under this credit facility.

         The Company opened no new hotels in the first quarter of either 2001 or 2000. As of the end of the first fiscal quarter of 2001, two hotels were under construction which are expected to open in the second half of 2001. The Company estimates that approximately $10.0 million in capital funds will be necessary to complete the construction of the two hotels under construction. These two hotels may be exchanged upon completion for two of the 24 hotels that are included in the leasehold interests sold to Prime in July, 2000. The Company has escrowed $13.9 million to finish these two hotels. There are no plans to develop or operate hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the first fiscal quarter of 2001, approximately
3.1 million shares had been repurchased at a cost of $18.5 million.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of cash on hand, the collection of notes receivable, net cash provided by operations, and borrowings under existing and new revolving credit facilities or mortgage debt, will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first fiscal quarter ended April 22, 2001.

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

                           PART II - OTHER INFORMATION

Item 1    ShoLodge Franchise Systems, Inc. v. Crossville Motel Associates,
          Inc., et al., Case No. 00-2717-II, Chancery Court for Davidson County, Tennessee. ShoLodge filed this action on August 30, 2000, to recover outstanding and past due royalty and other fees from a franchisee, Crossville Motel Associates, Inc., and its principal, Stephen Roberson. On October 17, 2000, these defendants filed a counterclaim against ShoLodge seeking damages in the amount of $1,000,000 for alleged misrepresentations, breach of contract, and violation of Tennessee Consumer Protection Act. On February 5, 2001, the court dismissed the defendants' claims for misrepresentation and for violation of the Tennessee Consumer Protection Act. On March 12, 2001, the parties reached an agreement to settle all pending claims pursuant to which the defendants will pay ShoLodge $100,000. The appropriate settlement documents have been executed and the case has been dismissed with prejudice.

          No material developments occurred during the first quarter ended April 22, 2001 with respect to any other pending litigation.

Item 4.   Submission of Matters to a vote of Security Holders

                        Not applicable

Item 6.   Exhibits and Reports on Form 8-K

          6(a) Exhibits -

                        None

          No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 22, 2001.



                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          ShoLodge, Inc.



          Date:  May 28, 2001             S/ Leon Moore
                                          -------------------------------------
                                          Leon Moore

                                          President, Chief Executive Officer,
                                          Principal Executive Officer, Director



          Date:  May 28, 2001             S/ Bob Marlowe
                                          -------------------------------------
                                          Bob Marlowe

                                          Secretary, Treasurer, Chief Accounting
                                          Officer, Principal Accounting Officer,
                                          Chief Financial Officer, Director