Form 10-Q
period 2001-07-15
SHOLODGE INC
filed 2001-08-20
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

                   For the Second Quarter Ended July 15, 2001
                          Commission File No. 0-19840

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

         As of August 20, 2001, there were 5,534,278 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                      JULY 15,        DECEMBER 31,
                                                                        2001             2000(1)
                                                                     (UNAUDITED)
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                        $   5,265,355    $   5,339,689
   Restricted cash                                                        200,000          200,000
   Accounts receivable-trade, net                                       2,693,372        2,635,447
   Construction contracts                                               1,835,556        2,405,629
   Costs and estimated earnings in excess of billings on
     construction contracts                                             2,220,846           42,844
   Income taxes receivable                                              4,286,463        4,750,074
   Prepaid expenses                                                       384,486          311,513
   Notes receivable, net                                                1,575,222          905,703
   Other current assets                                                   127,725          146,850
                                                              ------------------------------------
               Total current assets                                    18,589,025       16,737,749

NOTES RECEIVABLE, NET                                                  68,677,011       62,885,696
RESTRICTED CASH                                                         8,855,076       14,193,534
PROPERTY AND EQUIPMENT                                                112,739,182      114,361,649
   Less accumulated depreciation and amortization                     (21,413,081)     (23,526,651)
                                                              ------------------------------------
                                                                       91,326,101       90,834,998

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                 8,871,635        8,231,714

DEFERRED CHARGES, NET                                                   6,300,945        6,721,247

INTANGIBLE ASSETS, NET                                                  2,855,759        2,949,008

OTHER ASSETS                                                            1,832,669        2,077,142
                                                              ------------------------------------
   TOTAL ASSETS                                                     $ 207,308,221    $ 204,631,088
                                                              ====================================


(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)


                                                                      JULY 15,        DECEMBER 31,
                                                                        2001             2000(1)
                                                                     (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                            $   9,422,519    $   7,518,321
   Taxes payable other than on income                                     564,547          384,352
   Current portion of long-term debt
      and capitalized lease obligations                                   697,567          870,636
                                                                   -------------------------------
               Total current liabilities                               10,684,633        8,773,309

LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                                  92,904,087       94,169,013

DEFERRED INCOME TAXES                                                   4,290,423        4,290,423

DEFERRED GAIN ON SALE/LEASEBACK                                         4,129,962        4,129,962

DEFERRED CREDITS                                                        2,651,240        2,218,519

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                             760,249          728,222
                                                                   -------------------------------
   TOTAL LIABILITIES                                                  115,420,594      114,309,448
                                                                   -------------------------------
SHAREHOLDERS' EQUITY:
   Preferred stock (no par value; 1,000,000 shares authorized;
      no shares issued)                                                        --               --
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                    --               --
   Common stock (no par value; 20,000,000 shares
      authorized,  5,534,278 and 5,544,211 shares
      issued and outstanding as of July 15, 2001
      and  December 31, 2000, respectively)                                 1,000            1,000
  Additional paid-in capital                                           25,375,001       25,425,175
  Retained earnings                                                    67,728,940       66,089,984
  Unrealized gain on securities available for sale (net of tax)            85,389           53,231
  Less notes receivable from officer, net of discount of $228,546
      and $283,499, respectively                                       (1,302,703)      (1,247,750)
                                                                   -------------------------------
      TOTAL SHAREHOLDERS' EQUITY                                       91,887,627       90,321,640
                                                                   -------------------------------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 207,308,221    $ 204,631,088
                                                                   ===============================




(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE TWENTY-EIGHT WEEKS ENDED JULY 15, 2001 AND JULY 9, 2000



                                                                       12 WEEKS ENDED                 28 WEEKS ENDED
                                                                   JULY 15,        JULY 9,         JULY 15,        JULY 9,
                                                                     2001            2000            2001            2000
                                                                --------------------------------------------------------------
REVENUES:
   Hotel                                                         $  3,504,134    $ 17,603,898    $  7,851,966    $ 39,805,704
   Franchising and management                                       1,107,043         935,003       1,879,957       1,832,314
   Construction and development                                     5,330,206       2,930,034      10,157,385       7,062,805
   Rent  income                                                       796,276         118,821       1,899,980         260,174
   Other income                                                       114,763           5,617         125,841          21,957
                                                                --------------------------------------------------------------
            Total revenues                                         10,852,422      21,593,373      21,915,129      48,982,954

COSTS AND EXPENSES:
   Hotel                                                            2,539,591      13,099,115       5,910,541      28,786,421
   Franchising and management                                         444,091         565,928         931,656       1,384,111
   Construction and development                                     5,101,737       3,155,874       9,421,466       7,178,996
   Rent expense, net                                                  151,306       4,672,679         309,849      10,038,424
   General and administrative                                       1,351,351       1,399,930       3,092,782       2,802,193
   Depreciation and amortization                                    1,051,440       1,310,440       2,578,721       3,417,215
                                                                --------------------------------------------------------------
            Total expenses                                         10,639,516      24,203,966      22,245,015      53,607,360

Operating profit (loss)                                               212,906      (2,610,593)       (329,886)     (4,624,406)

   Gain on sale of property and leasehold interests                    72,674       4,381,795       3,679,391       4,680,819
   Interest expense                                                (1,845,272)     (2,517,466)     (4,310,656)     (6,136,051)
   Interest income                                                  1,642,000       1,471,683       3,732,969       3,343,671
                                                                --------------------------------------------------------------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN                                     82,308         725,419       2,771,818      (2,735,967)

INCOME TAXES                                                         (120,000)       (367,000)     (1,260,000)        830,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                        (14,417)         (7,949)        (32,027)        (26,878)
                                                                --------------------------------------------------------------
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                             (52,109)        350,470       1,479,791      (1,932,845)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
   (net of related tax effect of $64,000, $97,000,
   $1,395,000 and $1,555,000
   for 12 weeks and 28 weeks 2001 and 2000, respectively)             105,400       2,286,214         159,165       2,537,221
                                                                --------------------------------------------------------------
NET EARNINGS                                                     $     53,291    $  2,636,684    $  1,638,956    $    604,376
                                                                ==============================================================
EARNINGS (LOSS) PER COMMON SHARE

        Basic:
          Earnings (loss) per share from continuing operations   $      (0.01)   $       0.07    $       0.27    $      (0.36)
          Extraordinary gain, net of tax effect                  $       0.02    $       0.43    $       0.03    $       0.47
                                                                --------------------------------------------------------------
          Net earnings                                           $       0.01    $       0.50    $       0.30    $       0.11
                                                                ==============================================================
        Diluted:
          Earnings (loss) per share from continuing operations   $      (0.01)   $       0.07    $       0.26    $      (0.36)
          Extraordinary gain, net of tax effect                  $       0.02    $       0.43    $       0.03    $       0.47
                                                                --------------------------------------------------------------
          Net earnings                                           $       0.01    $       0.50    $       0.29    $       0.11
                                                                ==============================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                       5,534,278       5,318,268       5,538,900       5,325,393
        Diluted                                                     5,610,791       5,321,614       5,606,156       5,375,852
                                                                --------------------------------------------------------------



See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE TWENTY-EIGHT WEEKS ENDED JULY 15, 2001 AND JULY 9, 2000
                                   (UNAUDITED)

                                                                             28 WEEKS ENDED
                                                                        JULY 15,         JULY 9,
                                                                          2001            2000
                                                                     -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEMS                             $ 1,479,791    $ (1,932,845)
   ADJUSTMENTS TO RECONCILE NET EARNINGS (LOSS) TO NET
      CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
          DEPRECIATION AND AMORTIZATION                                  2,578,721       3,417,215
          AMORTIZATION OF DEFERRED CHARGES RECORDED
               AS INTEREST EXPENSE                                         348,364         408,185
          RECOGNITION OF PREVIOUSLY DEFERRED GAINS                        (205,904)     (2,526,455)
          GAIN ON SALE OF PROPERTY AND OTHER ASSETS                     (3,679,391)     (4,680,819)
          INCREASE IN MINORITY INTEREST IN EQUITY
               OF CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                32,027          26,878
          COMPENSATION EXPENSE                                                  --         151,955
          CHANGES IN ASSETS AND LIABILITIES:
               INCREASE IN TRADE RECEIVABLES                               (57,925)       (165,921)
               DECREASE IN CONSTRUCTION CONTRACT RECEIVABLES               570,073       7,245,309
               INCREASE IN ESTIMATED EARNINGS IN EXCESS OF BILLINGS
                    ON CONSTRUCTION CONTRACTS                           (2,178,002)     (5,961,939)
               INCREASE IN INCOME AND OTHER TAXES                          527,043         197,530
               (INCREASE) DECREASE IN PREPAID EXPENSES                     (72,973)        117,705
               DECREASE IN OTHER ASSETS                                    228,217         257,717
          INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES              1,904,198         975,423
                                                                     -----------------------------
             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,474,239      (2,470,062)

CASH FLOWS FROM INVESTING ACTIVITIES:
          DECREASE (INCREASE) IN RESTRICTED CASH                         5,338,458     (12,536,302)
          PAYMENTS RECEIVED ON NOTES RECEIVABLE                            221,673          75,000
          CAPITAL EXPENDITURES                                          (8,589,245)     (2,016,390)
          PROCEEDS FROM SALE OF PROPERTY AND LEASEHOLD INTERESTS         2,788,407      38,560,676
          PROCEEDS FROM SALE OF LEASEHOLD INTERESTS, NET OF EXPENSES            --      13,832,482
          INCREASE OF DEPOSITS ON SALE/LEASEBACK OF HOTELS                      --      (4,295,000)
                                                                     -----------------------------
             NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES          (240,707)     33,620,466

CASH FLOWS FROM FINANCING ACTIVITIES:
          PAYMENTS FOR DEFERRED LOAN COSTS                                 (98,453)       (159,008)
          PROCEEDS FROM LONG-TERM DEBT                                   1,500,000      12,800,500
          PAYMENTS ON LONG-TERM DEBT                                    (2,659,239)    (28,225,407)
          PAYMENTS ON CAPITALIZED LEASE OBLIGATIONS                             --        (189,590)
          DISTRIBUTIONS TO MINORITY INTERESTS                                   --        (201,834)
          EXERCISE OF STOCK OPTIONS                                          4,001           4,001
          PURCHASE OF TREASURY STOCK                                       (54,175)       (349,336)
                                                                     -----------------------------
             NET CASH USED IN FINANCING ACTIVITIES                      (1,307,866)    (16,320,674)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (74,334)     14,829,730

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                          5,339,689       3,386,937
                                                                     -----------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                              $ 5,265,355    $ 18,216,667
                                                                     =============================


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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended July 15, 2001 and July 9, 2000 are not necessarily indicative of the operating results for the entire year.

B.       SALE OF PROPERTIES

         The Company sold two hotels and three restaurants in the first quarter ended April 22, 2001, resulting in the recognition of $3,606,717 in gains on sale of properties, and the deferral of an additional $717,941 to be recognized in future periods under the installment method of accounting. The restaurant properties were leased to third parties prior to the sales. The deferred gain in the amount of $14,308 was recognized under the installment method in the second quarter. In the second quarter ended July 15, 2001, the Company sold a building, two parking lots, and a parcel of undeveloped land for a combination of cash and seller financing, recognizing a net gain of $58,366 on these miscellaneous sales of real estate in the second quarter.

C.       EARNINGS PER SHARE

         Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 15, 2001, and July 9, 2000:

                                                           12 WEEKS ENDED                28 WEEKS ENDED
                                                     --------------------------      ----------------------
                                                       July 15,        July 9,      July 15,       July 9,
                                                         2001           2000          2001          2000
         BASIC:
            EARNINGS (LOSS) BEFORE
                 EXTRAORDINARY ITEMS                 $   (52,109)   $   350,470    $ 1,479,791   $(1,932,845)
            EXTRAORDINARY GAIN                           105,400      2,286,214        159,165     2,537,221
                                                     -----------    -----------    -----------   -----------
            NET EARNINGS  APPLICABLE TO
                 COMMON STOCK                        $    53,291    $ 2,636,684    $ 1,638,956   $   604,376
                                                     ===========    ===========    ===========   ===========
         SHARES:
              WEIGHTED AVERAGE COMMON
                   SHARES OUTSTANDING                  5,534,278      5,318,268      5,538,900     5,325,393
                                                     ===========    ===========    ===========   ===========
         BASIC EARNINGS PER SHARE:
              BEFORE EXTRAORDINARY ITEMS             $     (0.01)   $      0.07    $      0.27   $     (0.36)
              EXTRAORDINARY GAIN                            0.02           0.43           0.03          0.47
                                                     -----------    -----------    -----------   -----------
              NET EARNINGS                           $      0.01    $      0.50    $      0.30   $      0.11
                                                     ===========    ===========    ===========   ===========
         DILUTED:
              EARNINGS (LOSS) BEFORE
                  EXTRAORDINARY  ITEMS               $   (52,109)   $   350,470    $ 1,479,791   $(1,932,845)
              EXTRAORDINARY GAIN                         105,400      2,286,214        159,165     2,537,221
                                                     -----------    -----------    -----------   -----------
              NET EARNINGS  APPLICABLE TO
                 COMMON STOCK                             53,291      2,636,684      1,638,956       604,376
              DILUTIVE EFFECT OF 7.5%
                  CONVERTIBLE DEBENTURES                      --             --             --            --
                                                     -----------    -----------    -----------   -----------
              NUMERATOR FOR DILUTED
                   EARNINGS PER SHARE                $    53,291    $ 2,636,684    $ 1,638,956   $   604,376
                                                     ===========    ===========    ===========   ===========
         SHARES:
              WEIGHTED AVERAGE COMMON
                  SHARES OUTSTANDING                   5,534,278      5,318,268      5,538,900     5,325,393
              EFFECT OF DILUTIVE
                  SECURITIES (OPTIONS)                    76,513          3,346         67,257        50,459
              EFFECT OF DILUTIVE SECURITIES
                  (7.5% CONVERTIBLE  DEBENTURES)              --             --             --            --
                                                     -----------    -----------    -----------   -----------
              WEIGHTED AVERAGE COMMON
                 AND COMMON EQUIVALENT
                 SHARES OUTSTANDING                    5,610,791      5,321,614      5,606,156     5,375,852
                                                     ===========    ===========    ===========   ===========
          DILUTED EARNINGS PER SHARE:
              BEFORE EXTRAORDINARY ITEMS             $     (0.01)   $      0.07    $      0.26   $     (0.36)
              EXTRAORDINARY GAIN                            0.02           0.43           0.03          0.47
                                                     -----------    -----------    -----------   -----------
              NET EARNINGS                           $      0.01    $      0.50    $      0.29   $      0.11
                                                     ===========    ===========    ===========   ===========

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

                                                                  12 WEEKS ENDED            28 WEEKS ENDED
                                                               ----------------------    ---------------------
                                                                July 15,      July 9,     July 15,     July 9,
                                                                  2001         2000         2001         2000
         Revenues:
            Hotel revenues from external customers             $   4,576    $  17,499    $  10,214    $  40,088
            Franchising and management                             1,457        2,123        2,665        4,505
            Construction and development                           8,739        3,225       16,679        8,696
            Elimination of intersegment revenue franchising
              management, construction and development            (3,920)      (1,254)      (7,643)      (4,306)
                                                               ---------    ---------    ---------    ---------
                  Total revenues                               $  10,852    $  21,593    $  21,915    $  48,983
                                                               =========    =========    =========    =========
         Operating profit (loss):
               Hotel                                           $   2,083    $  (1,309)   $   1,614    $  (1,817)
               Franchising and management                         (2,147)      (1,125)      (2,776)      (2,770)
               Construction and development                          277         (177)         832          (37)
                                                               ---------    ---------    ---------    ---------
                   Total operating profit (loss)               $     213    $  (2,611)   $     330    $  (4,624)
                                                               =========    =========    =========    =========
         Capital expenditures:
               Hotel                                           $   3,782    $     551    $   7,062    $   1,842
               Franchising and management                            181           25        1,527          173
               Construction and development                           --            1           --            1
                                                               ---------    ---------    ---------    ---------
                   Total capital expenditures                  $   3,963    $     577    $   8,589    $   2,016
                                                               =========    =========    =========    =========
         Depreciation and amortization:
               Hotel                                           $     787    $   1,030    $   1,966    $   2,766
               Franchising and management                            248          274          583          637
               Construction and development                           16            6           30           14
                                                               ---------    ---------    ---------    ---------
                   Total depreciation and amortization         $   1,051    $   1,310    $   2,579    $   3,417
                                                               =========    =========    =========    =========

                                                                                           As of        As of
                                                                                          July 15,   December 31,
                                                                                            2001         2000
         Total assets:
               Hotel                                                                     $ 138,350    $ 138,421
               Franchising and management                                                   64,275       63,351
               Construction and development                                                  4,683        2,859
                                                                                         ---------    ---------
                   Total assets                                                          $ 207,308    $ 204,631
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

         During September 2000, the Internal Revenue Service (the "Service") issued a Revenue Agent's Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service's asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The protest is currently being reviewed by the Service. The asserted deficiencies are related solely to the timing of taxable income between fiscal 1997 and the fiscal year ended December 31, 2000, in which year the Company provided for and paid estimated taxes thereon. The Company believes that any ultimate deficiency will be limited to interest on the tax and would be substantially less than the amounts asserted by the Service. The Company also believes it has adequately provided in the accompanying Consolidated Balance Sheets for any additional taxes, additions to tax, penalties, and statutory interest that may be due for all tax years. There was no significant change in the status of this issue in the first two fiscal quarters of 2001.

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

         The Company is an operator and the exclusive franchisor of Shoney's Inns. As of July 15, 2001, the Shoney's Inn lodging system consists of 74 Shoney's Inns containing 6,903 rooms of which 12 containing 1,377 rooms are owned and operated by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended July 15, 2001 and July 9, 2000 are not necessarily indicative of the operating results for the entire year.

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 15, 2001 and July 9, 2000

         Total operating revenues for the quarter ended July 15, 2001, were $10.9 million, or 49.7% less than the total operating revenues of $21.6 million reported for the second quarter of 2000. For the fiscal year-to-date period ended July 15, 2001, total operating revenues were $21.9 million, or 55.3% less than the total operating revenues of $49.0 million for the comparable period of 2000.

         Revenues from hotel operations in the second fiscal quarter of 2001 decreased by $14.1 million, or 80.1%, from the $17.6 million reported for the same period last year. For the 12 same hotels opened for all of both quarterly periods, a decrease of 3.6% in average daily room rates, from $52.93 in second quarter 2000 to $51.03 in second quarter 2001, and an increase in average occupancy rates on these hotels from 48.4% to 58.3% this year, were the primary causes of an increase in same hotel revenues of 17.3% from $3.0 million in second quarter 2000 to $3.5 million in second quarter 2001. The Company sold 28 hotels (27 Sumner Suites hotels and one Shoney's Inn) in the second quarter of 2000, and sold an additional two Shoney's Inns in the first quarter of 2001. These thirty hotels sold since April 16, 2000, contributed $14.6 million to hotel operating revenues in the second quarter of last year.

         Revenues from hotel operations in the first two fiscal quarters of 2001 decreased by $32.0 million, or 80.3%, from the $39.8 million reported for the same period last year. For the 12 same hotels opened for all of both year-to-date periods, a decrease of 1.6% in average daily room rates, from $51.85 in 2000 to $51.01 in 2001, and an increase in average occupancy rates on these hotels from 45.3% to 51.4% this year, were the primary causes of an increase in same hotel revenues of 13.3% from $6.4 million in 2000 to $7.2 million in 2001. The thirty hotels sold in 2000 and 2001 contributed $638,000 to hotel operating revenues in the first two quarters of this year (from the two hotels sold in April of 2001), compared with $33.4 million in the first two quarters of last year.

         The Company owns and operates Shoney's Inns. RevPAR (revenue per available room) for all Company-owned Shoney's Inns increased by 14.9%, from $25.88 in second quarter 2000 to $29.74 in second quarter 2001. The 12 Shoney's Inns same-hotels' RevPAR increased by 16.0%, from $25.63 in second quarter 2000 to $29.74 in second quarter 2001. For the first two quarters of this year, the RevPAR for all Company-owned Shoney's Inns increased by 10.2%, from $23.76 in 2000 to $26.18 in 2001; the 12 Shoney's Inns same-hotels' RevPAR during this same period increased by 11.6%, from $23.47 in 2000 to $26.20 this year.

         Franchising and management revenues increased by $172,000, or 18.4%, in second quarter 2001 from second quarter 2000. Initial franchise fees decreased by $30,000, franchise termination fees decreased by $203,000, and royalty and reservation fees decreased by $29,000 from second quarter of last year. Initial franchise fee revenue varies from quarter to quarter depending on the level of franchise sales activities. Franchising and management revenues declined by $48,000, or 2.6%, in the first two quarters of 2001 from the first two quarters of 2000. Initial franchise fees decreased by $12,000, franchise termination fees decreased by $291,000, and royalty and reservation fees decreased by $71,000 from the first two quarters of last year. Management fees increased by $434,000 and $422,000 in the second quarter of this year and the first two quarters of this year, respectively, over the comparable period in 2000, due primarily to 17 new hotel management contracts which became effective April 20, 2001.

         Revenues from construction and development activities were $5.3 million in the second quarter of 2001 on six third party construction contracts in progress versus $2.9 million in the second quarter of 2000 on four third party construction contracts in progress. For the first two quarters of this year, revenues from construction and development activities were $10.2 million on six third party construction contracts in progress versus $7.1 million in the first two quarters of 2000 on seven third party construction contracts in progress.

         Rent income in the second quarter of 2001 increased by $677,000, to $796,000, from $119,000 in the second quarter of 2000. Rent income in the first two quarters of 2001 increased by $1.6 million, to $1.9 million, from $260,000 in the first two quarters of 2000. This increase was due entirely to the lease of three hotels in July of 2000, in conjunction with the Company's sale of its operating interests in 27 Sumner Suites hotels, which have been re-flagged as AmeriSuites hotels and are being operated by Prime Hospitality Corp.

         Operating expenses from hotel operations for the second quarter of 2001 decreased by $10.6 million, or 80.6%, from $13.1 million in the second quarter of 2000, due to the sale of 28 hotels in mid-2000 and two hotels in the first quarter of this year. Hotel operating expenses on the 12 same-hotels increased by $281,000, or 12.5%, in the second quarter of 2001 compared to the second quarter of 2000. Hotel operating expenses as a percentage of hotel operating revenues for this activity decreased from 74.4% in the second quarter of 2000 to 72.5% in the second quarter of 2001; hotel operating expenses as a percentage of hotel operating revenues on the 12 same-hotels decreased from 75.0% in the second quarter of 2000 to 71.9% in the second quarter of 2001. Increases in second quarter hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, utilities, property taxes and insurance.

         Operating expenses from hotel operations for the first two quarters of 2001 decreased by $22.9 million, or 79.5%, from $28.8 million in the first two quarters of 2000, due to the sale of the 28 hotels in mid-2000 and two hotels in the first quarter of this year. Hotel operating expenses on the 12 same-hotels increased by $298,000, or 5.8%, in the first two quarters of 2001 compared to the first two quarters of 2000. The hotel operating expenses as a percentage of hotel operating revenues for this activity increased from 72.3% in the first two quarters of 2000 to 75.3% in the first two quarters of 2001; hotel operating expenses as a percentage of hotel operating revenues on the 12 same-hotels decreased from 80.6% in the first two quarters of 2000 to 75.2% in the first two quarters of 2001. Increases in year-to-date hotel operating expenses on same-hotels were primarily in the areas of payroll related costs and utilities.

         Franchising and management operating expenses decreased by $122,000, or 21.5%, from the second quarter of 2000 to the second quarter of 2001, and by $452,000, or 32.7%, from the first two quarters of 2000 to the first two quarters of 2001. The decreases were primarily in the areas of (1) reservation center expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, telephone expense, provision for bad debts, postage and freight, dues and subscriptions, and hotel inspection expenses. The reduction in reservation center expenses was due primarily to the Company's sale of the 27 Sumner Suites hotels in 2000, and the absence of reservation services provided for those hotels since November of last year.

         Construction and development costs in the second quarter of 2001 were $5.1 million on the six third party construction contracts in progress versus $3.2 million in the second quarter of 2000 on the four third party construction contracts in progress at that time. Construction and development costs in the first two quarters of this year were $9.4 million on the six third party construction contracts in progress versus $7.2 million on the seven third party construction contracts in progress at that time.

         Rent expense decreased by $4.5 million in the second quarter this year from last year's second quarter, and by $9.7 million in the first two quarters of this year from the first two quarters of 2000, all of which was due to the sale of 28 hotels in mid-2000 which incurred rent expense of $4.5 million and $9.7 million, respectively, in the second quarter and first two quarters of last year, versus none this year.

         General and administrative expenses decreased by $49,000, or 3.5%, from the second quarter 2000, and increased by $291,000, or 10.4%, from the first two quarters of 2000. These year-to-date increases were due primarily to increased professional fees, travel expenses and salaries and related payroll costs.

         Depreciation and amortization expense decreased by $259,000, or 19.8%, from the second quarter of 2000, and by $838,000, or 24.5%, from the first two quarters of 2000 due to the sale of 30 hotels in 2000 and the first quarter of 2001.

         The gain recognized on sale of property in the second quarter of 2001 totaled $73,000, and in the first two quarters of 2001 totaled $3.7 million, of which $3.6 million was from the Company's sale of one hotel and three restaurants. Another hotel was sold near the end of the first quarter, but the gain (approximately $543,000) was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. A portion of the gain (approximately $175,000) on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. Approximately $14,000 of the deferred gains on the sale of the hotel and two restaurants was recognized in the second quarter. Additionally, a building (including parking lot) and a parcel of undeveloped land were sold in the second quarter of 2001 for a net gain of $58,000. The gain recognized on the sale of property and leasehold interests in the second quarter of 2000 totaled $4.4 million, and included a gain of $3.6 million recognized on the sale of the Company's interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney's Inn was sold in the second quarter of 2000 at a gain of $755,000. In addition to these second quarter 2000 transactions, the first two quarters of 2000 included a $299,000 gain on the sale of property in the first quarter of 2000 which represented the adjustment of deferred credits due to the revision of the estimated amounts needed to fund reserves related to the 16 hotels sold in the third quarter of 1998, of which the recognition of the balance of the gain was recognized in 1998 and 1999.

         Interest expense in the second quarter of 2001 decreased by $672,000, or 26.7%, while interest income increased by $170,000, or 11.6%, from the second quarter of 2000. Interest expense in the first two quarters of 2001 decreased by $1.8 million, or 29.7%, while interest income for this period increased by $389,000, or 11.6%, from the first two quarters of 2000. The reduction of $843,000 in net interest expense in the second quarter and of $2.2 million in net interest expense in the first two quarters was due to a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds of the sale lease-back of four hotels on May 11 of last year and to the interest income earned from the temporary investment of the remaining proceeds from that transaction in interest bearing instruments. Interest income also increased due to seller financing of a portion of the sales price of three Shoney's Inns sold to franchisees in the second quarter of 2000 and the first quarter of 2001. The Company has also continued to repurchase its public debt in the open market and in privately negotiated transactions, reducing its interest expense (see Liquidity and Capital Resources discussion below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows provided by operating activities were $1.5 million in the first two quarters of 2001, compared with $2.5 million used in operating activities in the first two quarters of 2000.

         The Company's cash flows used in investing activities were $241,000 in the first two quarters of 2001, compared with $33.6 million provided by investing activities for the comparable period in 2000. The Company's capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $8.6 million in the first two quarters of 2001 and $2.0 million in the first two quarters of 2000. Proceeds from the sale of property and leasehold interests were $2.8 million in the first two quarters of 2001 versus $38.6 million for the comparable period in 2000. In the first two quarters of 2001, the Company sold one restaurant, one building and one land parcel for cash and sold two additional restaurants, two hotels, and one land parcel for a combination of cash and notes. In the second quarter of 2000, the Company sold and leased back four hotels and sold a fourth hotel for a combination of cash and a note.

         Net cash used in financing activities was $1.3 million in the first two quarters of 2001 compared with $16.3 million provided by financing activities in the first two quarters of 2000. Repayments, net of borrowings, on long-term debt and capitalized lease obligations were $1.2 million in the first two quarters of 2001 versus $15.6 million in the first two quarters of 2000. The repayments in the first two quarters of 2001 and the first two quarters of 2000 include $808,000 and $15.5 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first two quarters of 2001, the Company repurchased 11,000 shares of its common stock for $54,000; in the first two quarters of 2000, the Company repurchased 80,000 shares of its common stock for $349,000 pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

         The Company established a three-year credit facility with a bank group effective August 27, 1999. The credit facility is for an initial amount of $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. The interest rate is at the lender's base rate plus 50 basis points and the Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of July 15, 2001, the Company had $10.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan of $10.0 million; additionally, $3.1 million is currently used to secure the Company's guaranty of a subsidiary's letter of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2002. As of July 15, 2001, the Company had no borrowings outstanding under this credit facility.

         The Company opened no new hotels in the first two quarters of either 2001 or 2000. As of the end of the second fiscal quarter of 2001, two hotels were under construction which are expected to open in the second half of 2001. The Company estimates that approximately $8.9 million in capital funds will be necessary to complete the construction of the two hotels under construction. These two hotels may be exchanged upon completion for two of the 24 hotels that are included in the leasehold interests sold to Prime in July of 2000. The Company escrowed $13.9 million to finish these two hotels, and as of the end of the second fiscal quarter of 2001 the balance of $8.9 million held in the escrow accounts is estimated to be sufficient to complete the two hotels. There are no plans to develop or operate additional hotels for the Company's own account in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the second fiscal quarter of 2001, approximately
3.1 million shares had been repurchased at a cost of $18.5 million.

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

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the second fiscal quarter ended July 15, 2001.

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

                           PART II - OTHER INFORMATION

Item 1. On June 25, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation ("Prime") based on Prime's failure to commence use of the Company's reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company is seeking $20 million in monetary damages. The parties are currently in the process of selecting an arbitrator, and there is no assurance that the Company will be successful in the proceeding.

         No material developments occurred during the second quarter ended July 15, 2001 with respect to any other pending litigation.

Item 4.  Submission of Matters to a vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 25, 2001, 5,534,278 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following directors:

                  Name of Nominee                Vote Cast
                  ---------------                ---------
                                            For           Withheld
                                            ---           --------
                  Earl H. Sadler         5,450,684         29,895
                  Bob Marlowe            5,450,684         29,895
                  David M. Resha         5,450,684         29,895

         The names of the directors whose terms of office as directors continued after the annual meeting of shareholders are: Leon Moore, Richard L. Johnson and Helen L. Moskovitz.

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits -

                  None

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended July 15, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ShoLodge, Inc.



Date:  August 20, 2001              S/ Leon Moore
                                    --------------------------------------------
                                    Leon Moore
                                    President, Chief Executive Officer,
                                    Principal Executive Officer, Director



Date:  August 20, 2001              S/ Bob Marlowe
                                    --------------------------------------------
                                    Bob Marlowe
                                    Secretary, Treasurer, Chief Accounting
                                    Officer, Principal Accounting Officer,
                                    Chief Financial Officer, Director