Form 10-Q
period 2001-10-07
SHOLODGE INC
filed 2001-11-20
CIK 881924

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 ---------------------------------------------

For the Third Quarter Ended October 7, 2001         Commission File No. 0-19840

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

         As of November 19, 2001, there were 5,088,278 shares of ShoLodge, Inc. common stock outstanding.

                        SHOLODGE, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                             OCTOBER 7,               DECEMBER 31,
                                                                                               2001                     2000(1)
                                                                                            (UNAUDITED)

ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                               $   2,043,379             $   5,339,689
   Restricted cash                                                                               200,000                   200,000
   Accounts receivable-trade, net                                                              2,921,727                 2,635,447
   Construction contracts                                                                      4,115,206                 2,405,629
   Costs and estimated earnings in excess of billings on construction contracts                6,113,469                    42,844
   Income taxes receivable                                                                     3,350,493                 4,750,074
   Prepaid expenses                                                                              476,203                   311,513
   Notes receivable, net                                                                       1,637,113                   905,703
   Other current assets                                                                          131,979                   146,850
                                                                                           -------------             -------------
              Total current assets                                                            20,989,569                16,737,749

NOTES RECEIVABLE, NET                                                                         68,364,127                62,885,696
RESTRICTED CASH                                                                                3,820,358                14,193,534
PROPERTY AND EQUIPMENT                                                                       107,368,032               114,361,649
   Less accumulated depreciation and amortization                                            (21,463,951)              (23,526,651)
                                                                                           -------------             -------------
                                                                                              85,904,081                90,834,998

LAND UNDER DEVELOPMENT OR HELD FOR SALE                                                       18,918,442                 8,231,714

DEFERRED CHARGES, NET                                                                          6,048,038                 6,721,247

INTANGIBLE ASSETS, NET                                                                         2,815,803                 2,949,008

OTHER ASSETS                                                                                   1,584,769                 2,077,142
                                                                                           -------------             -------------

   TOTAL ASSETS                                                                            $ 208,445,187             $ 204,631,088
                                                                                           =============             =============


(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)


                                                                             OCTOBER 7,                 DECEMBER 31,
                                                                                2001                       2000(1)
                                                                             (UNAUDITED)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                     $  12,340,095             $   7,518,321
   Taxes payable other than on income                                              520,857                   384,352
   Current portion of long-term debt
      and capitalized lease obligations                                            671,684                   870,636
                                                                             -------------             -------------

              Total current liabilities                                         13,532,636                 8,773,309

LONG-TERM DEBT AND CAPITALIZED LEASE
    OBLIGATIONS, LESS CURRENT PORTION                                           92,469,206                94,169,013

DEFERRED INCOME TAXES                                                            3,205,678                 4,290,423

DEFERRED GAIN ON SALE/LEASEBACK                                                  4,129,962                 4,129,962

DEFERRED CREDITS                                                                 2,598,527                 2,218,519

MINORITY INTERESTS IN EQUITY OF
   CONSOLIDATED SUBSIDIARIES AND PARTNERSHIPS                                      773,173                   728,222
                                                                             -------------             -------------
   TOTAL LIABILITIES                                                           116,709,182               114,309,448
                                                                             -------------             -------------

SHAREHOLDERS' EQUITY:
   Preferred stock (no par value; 1,000,000 shares authorized;
      no shares issued)                                                                 --                        --
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
        shares outstanding)                                                             --                        --
   Common stock (no par value; 20,000,000 shares
      authorized,  5,493,278 and 5,544,211 shares
      issued and outstanding as of October 7, 2001
      and  December 31, 2000, respectively)                                          1,000                     1,000
  Additional paid-in capital                                                    25,158,791                25,425,175
  Retained earnings                                                             67,820,668                66,089,984
  Unrealized gain on securities available for sale (net of tax)                     81,800                    53,231
  Less notes receivable from officer, net of discount of $204,995
      and $283,499, respectively                                                (1,326,254)               (1,247,750)
                                                                             -------------             -------------
      TOTAL SHAREHOLDERS' EQUITY                                                91,736,005                90,321,640
                                                                             -------------             -------------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 208,445,187             $ 204,631,088
                                                                             =============             =============


(1) Derived from fiscal year ended December 31, 2000 audited financial statements. See notes to consolidated financial statements.

                        SHOLODGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)
         FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001 AND OCTOBER 1, 2000


                                                                       12 WEEKS  ENDED                   40 WEEKS ENDED
                                                               -----------------------------      ------------------------------
                                                                 OCTOBER 7,       OCTOBER 1,        OCTOBER 7,       OCTOBER 1,
                                                                   2001             2000              2001             2000
                                                               ------------      -----------      ------------      ------------
REVENUES:
   Hotel                                                       $  3,180,507      $ 3,510,542      $ 11,032,473      $ 43,316,246
   Franchising and management                                     1,060,872        1,057,179         2,940,829         2,889,493
   Construction and development                                   7,891,073        2,073,101        18,048,458         9,135,906
   Rent income                                                      800,269          861,191         2,700,249         1,121,365
   Other income                                                       8,171            6,388           134,012            28,345
                                                               ------------      -----------      ------------      ------------
            Total revenues                                       12,940,892        7,508,401        34,856,021        56,491,355

COSTS AND EXPENSES:
   Hotel                                                          2,552,992        2,936,441         8,463,533        31,722,862
   Franchising and management                                       494,907          532,301         1,426,563         1,916,412
   Construction and development                                   7,425,456        2,216,199        16,846,922         9,395,195
   Rent expense, net                                                156,589          153,420           466,438        10,191,844
   General and administrative                                     1,324,866        1,080,329         4,417,648         3,882,522
   Depreciation and amortization                                  1,033,640        1,137,630         3,612,361         4,554,845
                                                               ------------      -----------      ------------      ------------
            Total expenses                                       12,988,450        8,056,320        35,233,465        61,663,680

Operating loss                                                      (47,558)        (547,919)         (377,444)       (5,172,325)

   Gain on sale of property and leasehold interests                 117,675            1,658         3,797,066         4,682,477
   Interest expense                                              (1,692,095)      (2,175,730)       (6,002,751)       (8,311,781)
   Interest income                                                1,342,936        1,594,386         5,075,905         4,938,057
                                                               ------------      -----------      ------------      ------------
EARNINGS (LOSS) BEFORE INCOME TAXES, MINORITY
  INTERESTS AND EXTRAORDINARY GAIN                                 (279,042)      (1,127,605)        2,492,776        (3,863,572)

INCOME TAXES                                                         17,000          339,000        (1,243,000)        1,169,000

MINORITY INTERESTS IN EARNINGS OF CONSOLIDATED
   SUBSIDIARIES & PARTNERSHIPS                                      (12,924)         (14,616)          (44,951)          (41,494)
                                                               ------------      -----------      ------------      ------------

EARNINGS (LOSS) BEFORE EXTRAORDINARY ITEM                          (274,966)        (803,221)        1,204,825        (2,736,066)

EXTRAORDINARY GAIN ON EARLY EXTINGUISHMENT OF DEBT
  (net of related tax effect of $225,000, $1,177,000,
   $322,000 and $2,732,000 for 12 weeks and 40 weeks ended
   2001 and 2000, respectively)                                     366,694        1,919,684           525,859         4,456,905
                                                               ------------      -----------      ------------      ------------
NET EARNINGS                                                   $     91,728      $ 1,116,463      $  1,730,684      $  1,720,839
                                                               ============      ===========      ============      ============

EARNINGS (LOSS) PER COMMON SHARE

        Basic:
          Earnings (loss) before extraordinary items           $      (0.05)     $     (0.14)     $       0.22      $      (0.50)
          Extraordinary gain, net of tax effect                $       0.07      $      0.34      $       0.09      $       0.82
                                                               ------------      -----------      ------------      ------------
          Net earnings                                         $       0.02      $      0.20      $       0.31      $       0.32
                                                               ============      ===========      ============      ============

        Diluted:
          Earnings (loss) before extraordinary items           $      (0.05)     $     (0.14)     $       0.22      $      (0.50)
          Extraordinary gain, net of tax effect                $       0.07      $      0.34      $       0.09      $       0.81
                                                               ------------      -----------      ------------      ------------
          Net earnings                                         $       0.02      $      0.20      $       0.31      $       0.31
                                                               ============      ===========      ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
        Basic                                                     5,521,873        5,667,906         5,533,792         5,428,147
        Diluted                                                   5,604,016        5,723,408         5,605,611         5,492,949
                                                               ------------      -----------      ------------      ------------


See notes to consolidated financial statements.

                        SHOLODGE , INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE FORTY WEEKS ENDED OCTOBER 7, 2001 AND OCTOBER 1, 2000
                                  (UNAUDITED)


                                                                                                       40 WEEKS ENDED
                                                                                               OCTOBER 7,             OCTOBER 1,
                                                                                                  2001                   2000
                                                                                              ------------           ------------

Cash flows from operating activities:
Earnings (loss) before extraordinary items                                                    $  1,204,825           $ (2,736,066)
   Adjustments to reconcile net earnings (loss) to net cash provided by (used in)
      operating activities:
           Depreciation and amortization                                                         3,612,361              4,554,845
           Amortization of deferred charges recorded as interest expense                           496,360                566,720
           Recognition of previously deferred gains                                               (255,148)            (2,806,131)
           Gain on sale of property and other assets                                            (3,797,066)            (4,682,477)
           Increase in minority interest in equity of consolidated subsidiaries
                and partnerships                                                                    44,951                 41,494
           Compensation expense                                                                         --                151,955
           Changes in assets and liabilities:
                (Increase) decrease in trade receivables                                          (286,280)             1,401,171
                (Increase) decrease in construction contract receivables                        (1,709,577)             7,469,833
                Increase in estimated earnings in excess of billings on construction
                     contracts                                                                  (6,070,625)               (94,248)
                Decrease (increase) in income and other taxes                                      111,778               (338,473)
                (Increase) decrease in prepaid expenses                                           (164,690)               132,944
                Increase (decrease) in other assets                                                413,158             (2,008,698)
           Increase in accounts payable and accrued expenses                                     4,821,774                203,546
                                                                                              ------------           ------------
              Net cash provided by (used in) operating activities                               (1,578,179)             1,856,415

Cash flow from investing activities:
           Decrease (increase) in restricted cash                                               10,373,176            (12,794,119)
           Payments received on notes receivable                                                   472,657                231,409
           Capital expenditures                                                                (14,111,405)            (3,750,707)
           Proceeds from sale of leasehold interests, net of expenses                            2,899,018             38,560,676
           Proceeds from sale of leasehold interests, net of expenses                                   --             13,832,482
           Increase of deposits on sale/leaseback of hotels                                             --             (4,295,000)
                                                                                              ------------           ------------
              Net cash (used in) provided by investing activities                                 (366,554)            31,784,741

Cash flow from financing activities:
           Payments for deferred loan costs                                                       (110,030)              (355,506)
           Proceeds from long-term debt                                                          4,500,000             12,800,500
           Payments on long-term debt                                                           (5,475,163)           (38,610,382)
           Payments on capitalized lease obligations                                                    --               (189,590)
           Distributions to minority interest                                                           --               (261,834)
           Exercise of stock options                                                                 4,001                  4,001
           Purchase of treasury stock                                                             (270,385)              (538,040)
                                                                                              ------------           ------------
              Net cash used in financing activities                                             (1,351,577)           (27,150,851)

Net (decrease) increase in cash and cash equivalents                                            (3,296,310)             6,490,305

Cash and cash equivalents - beginning of period                                                  5,339,689              3,386,937
                                                                                              ------------           ------------

Cash and cash equivalents - end of period                                                     $  2,043,379           $  9,877,242
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

                The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended October 7, 2001 and October 1, 2000 are not necessarily indicative of the operating results for the entire year.

         B.     SALE OF PROPERTIES
                The Company sold two hotels and three restaurants in the first quarter ended April 22, 2001, resulting in the recognition of $3,606,717 in gains on sale of properties, and the deferral of an additional $717,941 to be recognized in future periods under the installment method of accounting. The restaurant properties were leased to third parties prior to the sales. Approximately $20,000 of the deferred gain was recognized under the installment method in the second and third quarters. In the second quarter ended July 15, 2001, the Company sold a building, two parking lots, and a parcel of undeveloped land for a combination of cash and seller financing, recognizing a net gain of $59,319 on these miscellaneous sales of real estate in the second quarter. Additionally, approximately $182,000 of previously deferred gains from the sale of three hotels in prior years was recognized in the first three quarters of 2001.

         C.     EARNINGS PER SHARE
                Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 7, 2001, and October 1, 2000:


                                                           12 WEEKS ENDED                           40 WEEKS ENDED
                                                 ---------------------------------           -------------------------------
                                                  October 7,            October 1,           October 7,           October 1,
                                                    2001                   2000                 2001                2000

BASIC:
   EARNINGS (LOSS) BEFORE
        EXTRAORDINARY ITEMS                      $  (274,966)          $  (803,221)          $1,204,825          $(2,736,066)
   EXTRAORDINARY GAIN                                366,394             1,919,684              525,859            4,456,905
                                                 -----------           -----------           ----------          -----------
   NET EARNINGS  APPLICABLE TO
        COMMON STOCK                             $    91,728           $ 1,116,463           $1,730,684          $ 1,720,839
                                                 ===========           ===========           ==========          ===========

SHARES:
     WEIGHTED AVERAGE COMMON
          SHARES OUTSTANDING                       5,521,873             5,667,906            5,533,792            5,428,147
                                                 ===========           ===========           ==========          ===========

BASIC EARNINGS PER SHARE:

     BEFORE EXTRAORDINARY ITEMS                  $     (0.05)          $     (0.14)          $     0.22          $     (0.50)
     EXTRAORDINARY GAIN                                 0.07                  0.34                 0.09                 0.82
                                                 -----------           -----------           ----------          -----------
     NET EARNINGS                                $      0.02           $      0.20           $     0.31          $      0.32
                                                 ===========           ===========           ==========          ===========

DILUTED:
     EARNINGS (LOSS) BEFORE
         EXTRAORDINARY  ITEMS                    $  (274,966)          $  (803,221)          $1,204,825          $(2,736,066)
     EXTRAORDINARY GAIN                              366,394             1,919,684              525,859            4,456,905
                                                 -----------           -----------           ----------          -----------
     NET EARNINGS  APPLICABLE TO
        COMMON STOCK                                  91,728             1,116,463            1,730,684            1,720,839
     DILUTIVE EFFECT OF 7.5%

         CONVERTIBLE DEBENTURES                           --                    --                   --                   --
                                                 -----------           -----------           ----------          -----------
     NUMERATOR FOR DILUTED
          EARNINGS PER SHARE                     $    91,728           $ 1,116,463           $1,730,684          $ 1,720,839
                                                 ===========           ===========           ==========          ===========

SHARES:
     WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                        5,521,873             5,667,906            5,533,792            5,428,147
     EFFECT OF DILUTIVE
         SECURITIES (OPTIONS)                         82,143                55,502               71,819               64,802
     EFFECT OF DILUTIVE SECURITIES
         (7.5% CONVERTIBLE  DEBENTURES)                   --                    --                   --                   --
                                                 -----------           -----------           ----------          -----------
     WEIGHTED AVERAGE COMMON
        AND COMMON EQUIVALENT
        SHARES OUTSTANDING                         5,604,016             5,723,408            5,605,611            5,492,949
                                                 ===========           ===========           ==========          ===========

 DILUTED EARNINGS PER SHARE:
     BEFORE EXTRAORDINARY ITEMS                  $     (0.05)          $     (0.14)          $     0.22          $     (0.50)
     EXTRAORDINARY GAIN                                 0.07                  0.34                 0.09                 0.81
                                                 -----------           -----------           ----------          -----------
     NET EARNINGS                                $      0.02           $      0.20           $     0.31          $      0.31
                                                 ===========           ===========           ==========          ===========

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


                                                                    12 WEEKS ENDED                      40 WEEKS ENDED
                                                              --------------------------           ---------------------------
                                                               Oct. 7,            Oct. 1,           Oct. 7,            Oct. 1,
                                                                2001               2000              2001                2000

Revenues:
   Hotel revenues from external customers                     $  4,128           $ 4,988           $ 14,342           $ 45,076
   Franchising and management                                    1,379             1,434              4,043              5,939
   Construction and development                                 12,583             2,534             29,262             11,230
   Elimination of intersegment revenue franchising,
     management, construction and development                   (5,149)           (1,448)           (12,791)            (5,754)
                                                              --------           -------           --------           --------
         Total revenues                                       $ 12,941           $ 7,508           $ 34,856           $ 56,491
                                                              ========           =======           ========           ========

Operating profit (loss):
      Hotel                                                   $    499           $   335           $  2,113           $ (1,482)
      Franchising and management                                (1,067)             (811)            (3,842)            (3,581)
      Construction and development                                 520               (72)             1,352               (109)
                                                              --------           -------           --------           --------
          Total operating loss                                $    (48)          $  (548)          $   (377)          $ (5,172)
                                                              ========           =======           ========           ========

Capital expenditures:
      Hotel                                                   $  4,916           $   421           $ 11,978           $  2,264
      Franchising and management                                   534             1,269              2,061              1,442
      Construction and development                                  72                44                 72                 45
                                                              --------           -------           --------           --------
          Total capital expenditures                          $  5,522           $ 1,734           $ 14,111           $  3,751
                                                              ========           =======           ========           ========

Depreciation and amortization:
      Hotel                                                   $    788           $   888           $  2,754           $  3,654
      Franchising and management                                   232               242                815                879
      Construction and development                                  14                 8                 43                 22
                                                              --------           -------           --------           --------
          Total depreciation and amortization                 $  1,034           $ 1,138           $  3,612           $  4,555
                                                              ========           =======           ========           ========


                                                                                                     As of              As of
                                                                                                   October 7,        December 31,
                                                                                                     2001               2000

Total assets:
      Hotel                                                                                        $144,134           $138,421
      Franchising and management                                                                     53,323             63,351
      Construction and development                                                                   10,988              2,859
                                                                                                   --------           --------
          Total assets                                                                             $208,445           $204,631
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

              During September 2000, the Internal Revenue Service (the "Service") issued a Revenue Agent's Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service's asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The asserted deficiencies are related solely to the timing of taxable income between fiscal 1997 and the fiscal year ended December 31, 2000, in which year the Company provided for and paid estimated taxes thereon. The Company believes that any ultimate deficiency will be limited to interest on the tax. The Company also believes it has adequately provided in the accompanying Consolidated Balance Sheets for any additional taxes, additions to tax, penalties, and statutory interest that may be due for all tax years. A proposed agreement was submitted by the Service on August 6, 2001, and the Company accepted the agreement on September 20, 2001. The tax assessment was $2,493,807 plus statutory interest (no penalties). On September 20, 2001, the Company also filed an Application for Tentative Refund claiming a refund of tax paid for its calendar years ended December 31, 1998 and December 31, 1999, totaling $5,315,897. The refund of $5,315,897 was received by the Company on October 11, 2001.

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

         The Company is an operator and the exclusive franchisor of Shoney's Inns. As of October 7, 2001, the Shoney's Inn lodging system consists of 74 Shoney's Inns containing 6,903 rooms of which 12 containing 1,377 rooms are owned and operated by the Company. Shoney's Inns are currently located in 21 states with a concentration in the Southeast.

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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters and year-to-date periods ended October 7, 2001 and October 1, 2000 are not necessarily indicative of the operating results for the entire year.

RESULTS OF OPERATIONS

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 7, 2001 and October 1, 2000

         Total operating revenues for the quarter ended October 7, 2001, were $12.9 million, or 72.4% more than the total operating revenues of $7.5 million reported for the third quarter of 2000. For the fiscal year-to-date period ended October 7, 2001, total operating revenues were $34.9 million, or 38.3% less than the total operating revenues of $56.5 million for the comparable period of 2000.

         Revenues from hotel operations in the third fiscal quarter of 2001 decreased by $330,000, or 9.4%, from the $3.5 million reported for the same period last year. For the 12 same hotels opened for all of both quarterly periods, an increase of 0.8% in average daily room rates, from $51.69 in third quarter 2000 to $52.08 in third quarter 2001, and an increase in average occupancy rates on these hotels from 47.5% to 51.8% this year, were the primary causes of an increase in same hotel revenues of 10.8% from $2.9 million in third quarter 2000 to $3.2 million in third quarter 2001. The Company sold two Shoney's Inns in the first quarter of 2001. These two hotels contributed $634,000 to hotel operating revenues in the third quarter of last year. One new AmeriSuites hotel was opened on October 3, 2001, contributing $3,000 to hotel revenues in the third quarter of this year.

         Revenues from hotel operations in the first three fiscal quarters of 2001 decreased by $32.3 million, or 74.5%, from the $43.3 million reported for the same period last year. For the 12 same hotels opened for all of both year-to-date periods, a decrease of 0.9% in average daily room rates, from $51.80 in 2000 to $51.33 in 2001, and an increase in average occupancy rates on these hotels from 45.9% to 51.5% this year, were the primary causes of an increase in same hotel revenues of 12.6% from $9.2 million in 2000 to $10.4 million in 2001. The Company sold 28 hotels (27 Sumner Suites hotels and one Shoney's Inn) in the second quarter of 2000, and sold an additional two Shoney's Inns in the first quarter of 2001. These thirty hotels sold in 2000 and 2001 contributed $638,000 to hotel operating revenues in the first three quarters of this year (from the two hotels sold in April of 2001), compared with $34.1 million in the first three quarters of last year.

         The Company owns and operates Shoney's Inns. RevPAR (revenue per available room) for all Company-owned Shoney's Inns increased by 6.3%, from $25.37 in third quarter 2000 to $26.97 in third quarter 2001. The 12 Shoney's Inns same-hotels' RevPAR increased by 9.9%, from $24.54 in third quarter 2000 to $26.97 in third quarter 2001. For the first three quarters of this year, the RevPAR for all Company-owned Shoney's Inns increased by 9.0%, from $24.22 in 2000 to $26.40 in 2001; the 12 Shoney's Inns same-hotels' RevPAR during this same period increased by 11.1%, from $23.79 in 2000 to $26.43 this year.

         The lodging industry in general has been negatively impacted by the events of September 11, 2001. The Company's 12 Company-owned Shoney's Inns reflected increases in both occupancy rates and average daily room rates from September 11, 2001, through November 18, 2001. For this 69-day period, these Inns' occupancy rates increased to 44.3% from 43.1% and average daily room rates increased to $51.92 from $51.67 as compared with the comparable period in 2000, resulting in an increase in RevPAR for this period of 3.2%, to $23.00 from $22.28.

         Franchising and management revenues increased by $4,000, or 0.3%, in third quarter 2001 from third quarter 2000. Initial franchise fees increased by $15,000, franchise termination fees decreased by $171,000, and royalty and reservation fees decreased by $218,000 from third quarter of last year. Initial franchise fee revenue varies from quarter to quarter depending on the level of franchise sales activities. Franchising and management revenues increased by $51,000, or 1.8%, in the first three quarters of 2001 from the first three quarters of 2000. Initial franchise fees increased by $3,000, franchise termination fees decreased by $462,000, and royalty and reservation fees decreased by $290,000 from the first three quarters of last year. Management fees increased by $378,000 and $800,000 in the third quarter of this year and the first three quarters of this year, respectively, over the comparable period in 2000, due primarily to 17 new hotel management contracts which became effective April 20, 2001.

         Revenues from construction and development activities were $7.9 million in the third quarter of 2001 on third party construction contracts in progress versus $2.1 million in the third quarter of 2000 on third party construction contracts in progress. For the first three quarters of this year, revenues from construction and development activities were $18.0 million on third party construction contracts in progress versus $9.1 million in the first three quarters of 2000 on third party construction contracts in progress. During the first three quarters of 2001 there were five major third party construction contracts in progress versus three during the comparable period last year.

         Rent income in the third quarter of 2001 decreased by $61,000, to $800,000, from $861,000 in the third quarter of 2000. Rent income in the first three quarters of 2001 increased by $1.6 million, to $2.7 million, from $1.1 million in the first three quarters of 2000. This increase was due entirely to the lease of three hotels in July of 2000, in conjunction with the Company's sale of its operating interests in 27 Sumner Suites hotels, which have been re-flagged as AmeriSuites hotels and are being operated by Prime Hospitality Corp.

         Operating expenses from hotel operations for the third quarter of 2001 decreased by $383,000, or 13.1%, from $2.9 million in the third quarter of 2000, due primarily to the sale of two hotels in the first quarter of this year. Hotel operating expenses on the 12 same-hotels increased by $270,000, or 12.0%, in the third quarter of 2001 compared to the third quarter of 2000.
Hotel operating expenses as a percentage of hotel operating revenues for this activity decreased from 83.6% in the third quarter of 2000 to 80.3% in the third quarter of 2001; hotel operating expenses as a percentage of hotel operating revenues on the 12 same-hotels increased from 78.7% in the third quarter of 2000 to 79.6% in the third quarter of 2001. Increases in third quarter hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, utilities, and insurance.

         Operating expenses from hotel operations for the first three quarters of 2001 decreased by $23.3 million, or 73.3%, from $31.7 million in the first three quarters of 2000, due primarily to the sale of the 28 hotels in mid-2000 and two hotels in the first quarter of this year. Hotel operating expenses on the 12 same-hotels increased by $568,000, or 7.7%, in the first three quarters of 2001 compared to the first three quarters of 2000. The hotel operating expenses as a percentage of hotel operating revenues for this activity increased from 73.2% in the first three quarters of 2000 to 76.7% in the first three quarters of 2001; hotel operating expenses as a percentage of hotel operating revenues on the 12 same-hotels decreased from 80.0% in the first three quarters of 2000 to 76.6% in the first three quarters of 2001. Increases in year-to-date hotel operating expenses on same-hotels were primarily in the areas of payroll related costs, utilities, and insurance.

         Franchising and management operating expenses decreased by $37,000, or 7.0%, from the third quarter of 2000 to the third quarter of 2001, and by $490,000, or 25.6%, from the first three quarters of 2000 to the first three quarters of 2001. The decreases were primarily in the areas of (1) reservation center expenses and payroll and related benefits and (2) franchise administrative expenses; particularly, advertising, telephone expense, provision for bad debts, postage and freight, and dues and subscriptions. The reduction in reservation center expenses was due primarily to the Company's sale of the 27 Sumner Suites hotels in 2000, and the absence of reservation services provided for those hotels since November of last year.

         Construction and development costs in the third quarter of 2001 were $7.4 million on the third party construction contracts in progress versus $2.2 million in the third quarter of 2000 on the third party construction contracts in progress at that time. Construction and development costs in the first three quarters of this year were $16.8 million on the third party construction contracts in progress versus $9.4 million on the third party construction contracts in progress at that time. During the first three quarters of 2001 there were five major third party construction contracts in progress versus three during the comparable period last year.

         Rent expense increased by $3,000 in the third quarter this year from last year's third quarter, and decreased by $9.7 million in the first three quarters of this year from the first three quarters of 2000, all of the year-to-date decrease being due to the sale of 28 hotels at the end of the second quarter of last year, which incurred rent expense of $9.7 million in the first two quarters of last year, versus none this year.

         General and administrative expenses increased by $245,000, or 22.6%, from the third quarter 2000, and increased by $535,000, or 13.8%, from the first three quarters of

2000. These year-to-date increases were due primarily to increased insurance costs, professional fees, and travel expenses.

         Depreciation and amortization expense decreased by $104,000, or 9.1%, from the third quarter of 2000, and by $942,000, or 20.7%, from the first three quarters of 2000 due to the sale of 30 hotels in 2000 and the first quarter of 2001.

         The gain recognized on sale of property in the third quarter of 2001 totaled $118,000, and in the first three quarters of 2001 totaled $3.8 million, of which $3.6 million was from the Company's sale of one hotel and three restaurants. Another hotel was sold near the end of the first quarter, but the gain (approximately $543,000) was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. A portion of the gain (approximately $175,000) on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. Approximately $6,000 and $20,000 of the deferred gains on the sale of the hotel and two restaurants was recognized in the third quarter and first three quarters of 2001, respectively. Additionally, a building (including parking lot) and a parcel of undeveloped land were sold in the second quarter of 2001 for a net gain of $59,000, and gains of $110,000 and $182,000 on previously deferred profits on sales of three hotels were recognized in the third quarter and first three quarters of 2001, respectively. The gain recognized on the sale of property and leasehold interests in the third quarter of 2000 totaled $2,000, and for the first three quarters of 2000 totaled $4.7 million. The year-to-date gain included a gain of $3.6 million recognized on the sale of the Company's interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney's Inn was sold in the second quarter of 2000 at a gain of $755,000. In addition to these transactions, the first three quarters of 2000 included a $299,000 gain on the sale of property in the first quarter of 2000 which represented the adjustment of deferred credits due to the revision of the estimated amounts needed to fund reserves related to the 16 hotels sold in the third quarter of 1998, of which the recognition of the balance of the gain was recognized in 1998 and 1999.

         Interest expense in the third quarter of 2001 decreased by $484,000, or 22.2%, while interest income decreased by $251,000, or 15.8%, from the third quarter of 2000. Interest expense in the first three quarters of 2001 decreased by $2.3 million, or 27.8%, while interest income for this period increased by $138,000, or 2.8%, from the first three quarters of 2000. The reduction of $232,000 in net interest expense in the third quarter and of $2.4 million in net interest expense in the first three quarters was due to a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds of the sale lease-back of four hotels on May 11 of last year and to the interest income earned from the temporary investment of the remaining proceeds from that transaction in interest bearing instruments. Interest income also increased due to seller financing of a portion of the sales price of three Shoney's Inns sold to franchisees in the second quarter of 2000 and the first quarter of 2001. The Company has also continued to repurchase its public debt in the open market and in privately negotiated transactions, reducing its interest expense (see Liquidity and Capital Resources discussion below).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $1.6 million in the first three quarters of 2001, compared with $1.9 million provided by operating activities in the first three quarters of 2000.

         The Company's cash flows used in investing activities were $367,000 in the first three quarters of 2001, compared with $31.8 million provided by investing activities for the comparable period in 2000. The Company's capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $14.1 million in the first three quarters of 2001 and $3.8 million in the first three quarters of 2000. Proceeds from the sale of property and leasehold interests were $2.9 million in the first three quarters of 2001 versus $38.6 million for the comparable period in 2000. In the first three quarters of 2001, the Company sold one restaurant, one building and one land parcel for cash and sold two additional restaurants, two hotels, and one land parcel for a combination of cash and notes. In the second quarter of 2000, the Company sold and leased back four hotels and sold a fourth hotel for a combination of cash and a note.

         Net cash used in financing activities was $1.4 million in the first three quarters of 2001 compared with $27.2 million used in financing activities in the first three quarters of 2000. Repayments, net of borrowings, on long-term debt and capitalized lease obligations were $975,000 in the first three quarters of 2001 versus $26.0 million in the first three quarters of 2000. The repayments in the first three quarters of 2001 and the first three quarters of 2000 include $2.9 million and $28.9 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first three quarters of 2001, the Company repurchased 52,000 shares of its common stock for $270,000; in the first three quarters of 2000, the Company repurchased 124,000 shares of its common stock for $538,000 pursuant to a plan to repurchase up to $20.0 million of the Company's outstanding common stock.

         The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extends the maturity to September 30, 2004. The credit facility is for $30.0 million (a $10.0 million term loan and a $20.0 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30.0 million. Effective October 3, 2001, the interest rate on the term loan is at the lender's base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender's base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which, inter alia, limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of October 7, 2001, the Company had $12.0 million in borrowings outstanding under this credit facility, consisting of the three-year term loan of $10.0 million and $2.0 million on the revolving line of credit; additionally, $3.0 million is currently used to secure the Company's guaranty of a subsidiary's letter of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2002. As of October 7, 2001, the Company had no borrowings outstanding under this credit facility.

         The Company opened one new hotel in the first three quarters of 2001 and none in the first three quarters of 2000. As of the end of the third fiscal quarter of 2001, one hotel was under construction, which is expected to open in the fourth quarter of 2001. The Company estimates that approximately $3.8 million in capital funds will be necessary to complete the construction of the hotel under construction. Upon completion, this hotel and the one opened on October 3, 2001, may be exchanged for two of the 24 hotels that are included in the leasehold interests sold to Prime in July of 2000. The Company escrowed $13.9 million to finish these two hotels, and as of the end of the third fiscal quarter of 2001 the balance of $3.8 million held in the escrow accounts is estimated to be sufficient to complete the hotel currently under construction. There are no plans to develop or operate additional hotels for the Company's own account in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

         The Company's Board of Directors has previously authorized the use of up to $20.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the third fiscal quarter of 2001, approximately
3.2 million shares had been repurchased at a cost of $18.7 million. Subsequent to the end of the third quarter of 2001, the Company reached the $20.0 million previously authorized for the repurchase of its common stock, and on November 9, 2001, the amount authorized for this stock repurchase plan was increased by the Board of Directors to $23.0 million.

         Also, the Company's Board of Directors has previously authorized the use of up to $15.0 million for the repurchase of the Company's outstanding senior subordinated notes and up to $25.0 million for the repurchase of the Company's outstanding convertible subordinated debentures. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the debt repurchase plans, and the Company may discontinue the plans at any time. As of the end of the third fiscal quarter of 2001, approximately $17.4 million of the senior subordinated notes had been repurchased at a cost of $12.0 million, and approximately $27.9 million of the convertible subordinated debentures had been repurchased at a cost of $19.8 million. Subsequent to the end of the third quarter of 2001, the Company has repurchased an additional $532,000 of the convertible subordinated debentures at a cost of $354,000.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of cash on hand, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the third fiscal quarter ended October 7, 2001.

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

                          PART II - OTHER INFORMATION

Item 1. On June 25, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation ("Prime") based on Prime's failure to commence use of the Company's reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company is seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on February 11, 2002. There is no assurance that the Company will be successful in the proceeding.

         No material developments occurred during the third quarter ended October 7, 2001 with respect to any other pending litigation.


Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits -

                                      None

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 7, 2001.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ShoLodge, Inc.


         Date: November 19, 2001             /s/ Leon Moore
                                             ----------------------------------
                                             Leon Moore
                                             President, Chief Executive Officer,
                                             Principal Executive Officer,
                                             Director


         Date: November 19, 2001             /s/ Bob Marlowe
                                             ----------------------------------
                                             Bob Marlowe
                                             Secretary, Treasurer, Chief
                                             Accounting Officer, Principal
                                             Accounting Officer, Chief
                                             Financial Officer, Director