Form 10-K405
period 2001-12-30
SHOLODGE INC
filed 2002-04-01
CIK 881924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             FORM 10-K ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001       COMMISSION FILE NUMBER 0-19840

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

                           COMMON STOCK, NO PAR VALUE
             RIGHTS TO ACQUIRE SERIES A SUBORDINATED PREFERRED STOCK
                                (Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 2002, was approximately $11,500,000. The market value calculation was determined using the last sale price of registrant's common stock on March 21, 2002, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by "affiliates," a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on March 21, 2002, were 5,118,778.

                       DOCUMENTS INCORPORATED BY REFERENCE

                           DOCUMENTS FROM WHICH PORTIONS ARE
PART OF FORM 10-K          INCORPORATED BY REFERENCE
-------------------------------------------------------------------------------

Part III Proxy Statement for registrant's annual meeting of shareholders to be held during the second quarter of fiscal 2002.

Part IV                    Registration Statement on Form S-1, Commission File
                           No. 33-44504.

Part IV                    Registration Statement on Form S-3, Commission File
                           No. 33-77910.

Part IV Registration Statement on Form S-8, filed with the Commission on June 24, 1997

                                     PART I

ITEM 1. BUSINESS.

GENERAL

            The Company develops, owns and, through July 9, 2000, operated all-suites hotels under the Sumner Suites brand name, and is an operator and the exclusive franchisor of Shoney's Inns. The Company's 27 Sumner Suites hotels owned and operated through July 9, 2000 were mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. See "Sale of Leasehold Interests" below for a discussion of the transaction which transferred the operations of all of the 27 Sumner Suites hotels to Prime Hospitality Corp. ("Prime") effective with the close of business on July 9, 2000. As of December 30, 2001, the Shoney's Inn lodging system consisted of 70 Shoney's Inns containing 6,681 rooms of which 30 containing 3,612 rooms are owned or managed by the Company. Shoney's Inns are currently located in 16 states with a concentration in the Southeast.

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

            The Company also franchises and manages Shoney's Inns, earning revenues from royalties, reservation services, and management services provided to the franchisees, and reservation services provided to other hotel chains and independent hotel operators. The Company also leases hotels and restaurants to others, earning rental income from these third party lessees.

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

            The Company also agreed to construct two hotels on sites then owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed and the hotel opened on February 7, 2002. These projects were funded by the $13.9 million escrow money from the sale and any excess escrow funds were to be released to the Company. No excess funds were available to be released upon completion of the two hotels. The Company also gave Hospitality Properties Trust ("HPT"), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company did not consent to the property exchange, then HPT could have required the Company to purchase the two properties. As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT's exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and is being operated by the Company pending the exchange, which is expected to occur before the end of the Company's first fiscal quarter ending April 21, 2002.

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

            In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction was completed in the fourth quarter of 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

Reservation service fees are now included in franchising and management revenues. The reservation system technology was enhanced in order to accommodate Prime's requirements, and was ready to add these additional hotel properties in early 2001. However, Prime failed to commence use of the Company's reservation services as agreed, and on June 25, 2001, the Company filed an arbitration proceeding against Prime, seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on April 15, 2002.

GROWTH STRATEGY

            The Company's strategy is to increase cash flow and earnings by (i) increasing Revenue Per Available Room "REVPAR") in Company-owned inns while maintaining the Company's attractive room price/value relationships and controlling operating costs, (ii) expanding the Shoney's Inn system through the addition of new franchised units, (iii) utilizing the Company's experience in developing all-suite hotels to construct and develop hotels for others, and (iv) expanding the number of lodging facilities served by the Company's proprietary central reservation center ("InnLink").

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

            Expansion of Shoney's Inn System. In the recent past the Company has focused on expanding the Shoney's Inn system principally through the addition of new franchises. Two franchised Shoney's Inns were opened in fiscal 2001, five hotels left the Shoney's Inn system, and two Company-owned Shoney's Inns were sold to franchisees. As of 2001 fiscal year-end, there were 70 Shoney's Inns (of which 12 are Company owned) with a total of 6,681 rooms. The Company targets existing Shoney's Inn franchisees, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney's Inns.

            Reservation Services. The Company provides reservation services to its Shoney's Inn franchisees and to other hotel chains and independent hotel operators. This call center ("InnLink") continues to expand its customer base, currently serving approximately 550 hotels as compared with approximately 100 hotels a year ago. The Company is continuing to aggressively market this service, capitalizing on its state of the art technology.

            Development of Additional All-Suite Hotels. Currently, no Sumner Suites hotels are owned, under construction, or planned for the near term. The Company has developed and opened two AmeriSuites hotels for Prime on sites that it owns. See "Sale of Leasehold Interests" above. The Company is developing and constructing all-suite hotels for third parties and expects to continue to do so in the immediate future.

            In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value.

These alternatives could include, without limitation, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies.

SHONEY'S INNS CONCEPT

            Shoney's Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 16 states in markets ranging from small towns to larger metropolitan areas. Shoney's Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the Shoney's Inns are located adjacent or in close proximity to a Shoney's restaurant. Management believes that its strategy of locating its Shoney's Inns in close proximity to free-standing Shoney's restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney's Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 2001, the average daily room rate for Company-owned Shoney's Inns was $50.89.

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

HOTEL CONSTRUCTION AND DEVELOPMENT

            The Company's construction subsidiary has a full time staff who manage, supervise, control and perform the construction of the hotels being developed by the Company. Subcontractors are employed by the Company for most of the major construction components of a new hotel, including electrical and mechanical work. The Company intends to continue to build hotels for others. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

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

            The construction phase of a hotel generally requires six months after the selection and acquisition of the site and all approvals and permits have been obtained. The Company's experience in selection and acquisition of sites has varied and generally averages six months. The approval and permitting phase can occur simultaneously with site acquisition and generally requires three months. The entire development process generally ranges from 10 to 12 months, but may take longer.

SALES AND MARKETING

            The Company directs marketing efforts on behalf of its Company-owned inns primarily to business travelers, whom management believes have represented the largest segment of its customers in recent years.

            Key to the success of the Shoney's Inn chain is the Franchise Service Manager Program. Currently three Franchise Service Managers ("FSM") provide sales direction and hands-on assistance to all inns with the goal of helping them achieve their property financial, guest service and operational goals. Each FSM takes personal ownership of the properties in his/her region and provides assistance through regular property visits and constant phone communications.

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

            The Company annually publishes a Shoney's Inn system directory showing for each inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, services and amenities provided and other relevant information such as proximity to area attractions, businesses and restaurants. These directories are distributed in each Shoney's Inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

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

            Reservation System. The Company's proprietary central reservation system, InnLink, provides important support for the room reservation process for Shoney's Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Baymont Inns & Suites, Key West Inns and Wilson Inns & Hotels. InnLink operates 24 hours a day, 7 days a week. The InnLink system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-552-4667 for Shoney's Inns. Electronically, InnLink is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 11% of room sales for Shoney's Inns are made through InnLink.

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

FRANCHISE OPERATIONS

            Franchise Sales. The Company markets the Shoney's Inn franchise principally to existing Shoney's Inn franchisees, other hotel brand developers and other prospects known through management's contacts in the lodging industry. The Company employs one full-time licensed franchise salesman. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

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

            The Company offers to provide management services to Shoney's Inn franchisees pursuant to contractual arrangements. The Company's fee for these services is a percentage of the managed hotel's gross revenues. Currently, the Company manages eighteen hotels under contract arrangement.

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

The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:


                                                                            AVERAGE                      AVERAGE DAILY
                                              REVPAR                     OCCUPANCY RATE                  ROOM RATE (1)
                                              ------                     --------------                  -------------
                                    1999       2000       2001      1999      2000      2001       1999       2000       2001
                                   ------     ------     ------     ----      ----      ----      ------     ------     ------
Industry-wide                      $51.42     $54.13     $50.99     63.3%     63.5%     60.1%     $81.27     $85.24     $84.85
Economy segment                     28.77      30.68      30.47     58.1      58.5      56.2       49.52      52.44      54.22
Mid-scale (w/o food and
  beverage) segment                 41.81      43.76      42.78     65.1      65.0      62.3       64.22      67.32      68.67
All Shoney's Inns                   27.23      25.32      24.56     54.1      50.6      49.9       50.36      50.00      49.26
Company-owned Shoney's
  Inns                              24.24      23.41      24.88     48.3      46.5      48.9       50.13      50.31      50.89
All Sumner Suites (2)               43.63      47.76        N/A     56.3      61.8       N/A       77.54      77.32        N/A


(1)      Room revenues divided by the number of rented rooms.

(2) Year 2000 represents only the first 28 weeks of the fiscal year to the date of sale of the leasehold interests to Prime. No Sumner Suites were operated in 2001.

Source: Smith Travel Research, Standard Historical Trend Report for years ended 1999, 2000 and 2001, for industry wide, economy, and mid-scale (w/o food and beverage), and the Company's internal data for all Shoney's Inns and Sumner Suites statistics.

COMPETITION

            The lodging industry is highly competitive. In franchising the Shoney's Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney's Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodge. The Company's Sumner Suites hotels experienced competition from chains such as Embassy Suites, Residence Inn, Courtyard by Marriott, Quality Suites, AmeriSuites, Comfort Suites, and Springhill Suites. Each of the Company's hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

EMPLOYEES

            As of December 30, 2001 the Company had approximately 550 employees, including approximately 140 in the Company's corporate headquarters. The company's employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES.

            The Company's corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and employee cafeteria. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company's currently anticipated needs.

            Eleven of the twelve Company-owned Shoney's Inns, the three AmeriSuites hotels leased to another hotel operator, and the Company-owned Baymont Inn & Suites are located on sites owned by the Company either directly or through subsidiaries. The remaining Shoney's Inn is located on a site that is leased pursuant to a long-term lease involving both the land and improvements.

ITEM 3. LEGAL PROCEEDINGS.

            The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any legal action pending or threatened against it that would have a material impact on the consolidated financial position or results of operations of the Company.

            On June 25, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation ("Prime") based on Prime's failure to commence use of the Company's reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company is seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on April 15, 2002. There is no assurance that the Company will be successful in the proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2001.

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


             FISCAL 2000                            HIGH            LOW
             -----------                            ----            ---
First Quarter                                       5.13            3.47
Second Quarter                                      4.25            3.00
Third Quarter                                       5.69            3.25
Fourth Quarter                                      6.00            4.63


             FISCAL 2001                            HIGH            LOW
             -----------                            ----            ---
First Quarter                                       5.38            4.63
Second Quarter                                      5.78            4.75
Third Quarter                                       6.25            3.83
Fourth Quarter                                      6.00            3.83


             FISCAL 2002                            HIGH            LOW
             -----------                            ----            ---
First Quarter (through March 21, 2002)              6.00            5.70



            On March 21, 2002, the last reported sale price for the Company's Common Stock as reported by NASDAQ was $5.75 per share. As of March 21, 2002, there were approximately 48 holders of record of the Company's Common Stock and approximately 650 beneficial owners.

            The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's primary revolving credit agreement prohibits the payment of dividends without the lender's consent.

ITEM 6. SELECTED FINANCIAL DATA.

            The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 30, 2001 have been derived from the Company's audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years in the period ended December 30, 2001, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

                         SHOLODGE, INC. AND SUBSIDIARIES
                             SELECTED FINANCIAL DATA
                (amounts in thousands except for per share data)


                                                                                  FISCAL YEAR ENDED
                                                         DEC.28,         DEC.27,         DEC.26,         DEC.31,         DEC.30,
                                                          1997            1998            1999            2000            2001
                                                       ----------      ----------      ----------      ----------      ----------
REVENUES:
   Hotel                                               $   71,945      $   69,240      $   66,188      $   46,431      $   13,677
   Franchising and management                               3,164           3,119           4,152           3,606           3,971
   Construction and development                                --              81          11,234          12,037          27,480
   Rent                                                       442             532             483           1,955           3,468
   Other income                                               395              30             360              49             337
                                                       ----------      ----------      ----------      ----------      ----------
                  Total revenues                           75,946          73,002          82,417          64,078          48,933
COSTS AND EXPENSES:
   Hotel                                                   42,988          44,934          46,282          34,485          11,015
   Franchising and management                               2,301           2,393           2,420           2,460           2,192
   Construction and development                                --              71           9,826          12,571          25,692
   Rent expense                                             1,991           9,838          13,530          10,333             582
   General and administrative                               3,953           6,358           6,342           5,019           5,927
   Depreciation and amortization                           10,376           8,012           7,101           5,786           4,661
                                                       ----------      ----------      ----------      ----------      ----------
                  Total expenses                           61,609          71,606          85,501          70,654          50,069
                                                       ----------      ----------      ----------      ----------      ----------

Operating earnings (loss)                                  14,337           1,396          (3,084)         (6,576)         (1,136)
                                                       ----------      ----------      ----------      ----------      ----------

   Gain on sale of property and

     leasehold interests                                    3,819          20,511          15,002           4,901           3,762
   Interest expense                                       (11,298)        (10,415)        (12,136)        (10,486)         (8,454)
   Interest income                                          1,762           4,949           6,182           6,464           6,377
                                                       ----------      ----------      ----------      ----------      ----------

Earnings (loss) before income taxes,
   minority interests, and
   extraordinary items                                      8,620          16,441           5,964          (5,697)            549
Income taxes                                               (2,259)         (6,581)         (1,909)          1,777            (145)
Minority interests in earnings of
   consolidated subsidiaries &
   partnerships                                              (173)           (647)         (1,910)            (57)            (58)
                                                       ----------      ----------      ----------      ----------      ----------

Earnings (loss) from continuing operations
   before extraordinary items and
   cumulative effect of change in
   accounting policy                                        6,188           9,213           2,145          (3,977)            346
Discontinued operations:
   Gain on disposal of discontinued
   business segment, net of income
   tax effect                                                 526              --              --              --              --
Extraordinary gains (losses), net of
   income tax benefit                                        (186)         (1,067)          2,394           4,555             566
Cumulative effect of change in
   accounting policy, net of income
   tax effect                                              (1,164)             --              --              --              --
                                                       ----------      ----------      ----------      ----------      ----------
Net earnings                                           $    5,364      $    8,146      $    4,539      $      578      $      912
                                                       ==========      ==========      ==========      ==========      ==========


Earnings per common share Basic:
   Earnings (loss) from continuing
     operations before extraordinary
     items and cumulative effect of
     change in accounting policy                       $  0.75     $    1.12      $   0.33     $   (0.73)     $    0.06
                                                       =======     =========      ========     =========      =========
        Net Earnings                                   $  0.65     $    0.99      $   0.70     $    0.11      $    0.16
                                                       =======     =========      ========     =========      =========
  Diluted:
   Earnings (loss) from continuing
     operations before extraordinary items and
     cumulative effect of a change in accounting
     policy                                            $  0.74     $    1.07      $   0.32     $   (0.72)     $    0.06
                                                       =======     =========      ========     =========      =========
        Net Earnings                                   $  0.64     $    0.95      $   0.67     $    0.10      $    0.16
                                                       =======     =========      ========     =========      =========
Weighted average common  shares
  outstanding
        Basic                                            8,245         8,191         6,518         5,472          5,465
                                                       =======     =========      ========     =========      =========
        Diluted                                          8.245         8,611         6,745         5,554          5,530
                                                       =======     =========      ========     =========      =========
Balance sheet data:

   Working capital                                     $54,120     $ (19,109)     $ 12,655     $   7,964      $  (3,369)
   Total assets                                        299,877       295,001       270,314       204,631        206,587
   Long-term debt and capitalized
      leases                                           154,638       128,946       125,551        94,169         89,701
   Shareholders' equity                                 95,352        98,099        90,878        90,322         89,273



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

            The Company derives revenue primarily from hotel room sales at its Sumner Suites hotels (through July 9, 2000) and Company-owned Shoney's Inn hotels. The Company also receives management fees for services it performs for eighteen franchised Shoney's Inns. The Company derives additional revenue from franchise fees it receives as the exclusive franchiser of Shoney's Inns.

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

                                                                           Fiscal Year Ended
                                                              -------------------------------------------------
                                                              Dec.26,                Dec.31,            Dec.30,
                                                               1999                   2000               2001
                                                               ----                   ----               ----
Revenues:
   Hotel                                                       80.3%                  72.5%              28.0%
   Franchising and management                                   5.0%                   5.6%               8.1%
   Construction and development                                13.6%                  18.8%              56.1%
   Rent income                                                  0.6%                   3.1%               7.1%
   Other income                                                 0.4%                   0.1%               0.7%
                                                                ----                   ----               ----
               Total revenues                                  100.0%                 100.0%             100.0%
                                                              ------                 ------             ------
Costs and expenses:
   Hotel                                                       56.2%                  53.8%              22.5%
   Franchising and management                                   2.9%                   3.8%               4.5%
   Construction and development                                11.9%                  19.6%              52.5%
   Rent expense, net                                           16.4%                  16.1%               1.2%
   General and administrative                                   7.7%                   7.8%              12.1%
   Depreciation and amortization                                8.6%                   9.0%               9.5%
                                                                ----                   ----               ----
               Total expenses                                  103.7%                 110.3%             102.3%
                                                              ------                 ------             ------
Operating (loss)                                               (3.7)%                (10.3)%             (2.3)%
                                                                ----                   ----               ----
   Gain on sale of property                                    18.2%                   7.6%               7.7%
   Interest expense                                           (14.7)%                (16.4)%            (17.3)%
   Interest income                                              7.5%                  10.1%              13.0%
                                                                ----                   ----               ----
 Earnings (loss) before income
   taxes, minority interests and
   extraordinary items                                          7.2%                  (8.9)%              1.1%
Income taxes                                                   (2.3)%                  2.8%              (0.3)%
Minority interests in earnings of
   consolidated subsidiaries and
   partnerships                                                (2.3)%                 (0.1)%             (0.1)%
                                                                ----                   ----               ----
Earnings before extraordinary items                             2.6%                  (6.2)%              0.7%
Extraordinary gains, net of    income tax benefit               2.9%                   7.1%               1.2%
                                                                ----                   ----               ----
Net earnings                                                    5.5%                   0.9%               1.9%
                                                                ====                   ====               ====

FOR THE FISCAL YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

         For the fiscal year ended December 30, 2001, total revenues decreased 23.6% to $48.9 million from $64.1 million for the fiscal year ended December 31, 2000.

         The Company owned and operated two hotel brands (Sumner Suites and Shoney's Inns) until mid-2000, and primarily one brand (Shoney's Inns) in the last two quarters of

2000 and during fiscal 2001. The Company owned and operated one AmeriSuites hotel and one Baymont Inn & Suites beginning in late 2001. Revenues from hotel operations in fiscal 2001 decreased by 70.5% to $13.7 million from $46.4 million for fiscal year 2000. For the 12 hotels opened for all of both years (same hotels), average daily room rates in 2001 decreased 0.7% to $51.17 from $51.51 in 2000, and average occupancy rates increased from 44.5% in 2000 to 48.5% in 2001, resulting in an increase in same hotel revenues per available room (RevPAR) of 8.4%, from $22.90 in 2000 to $24.83 in 2001. RevPAR for all Company-owned Shoney's Inns increased by 6.3% in 2001 from 2000, from $23.41 to $24.88. The increases in the Shoney's Inns RevPAR were due primarily to the improved economic conditions in the Houston, Texas, market area where five of the Company-owned Shoney's Inns are located. The remaining (non-same) hotels contributed $1.0 million to hotel revenues in 2001 compared with $34.7 million in 2000. The $1.0 million revenues from non-same hotels in 2001 was from two hotels in which the Company sold its interests in the first quarter of 2001, one new hotel which opened in the third quarter of 2001, and one hotel which was acquired in the fourth quarter of 2001. The $34.7 million revenues from non-same hotels in 2000 was from 28 hotels in which the Company sold its interests in the second quarter of 2000 and the two hotels sold in the first quarter of 2001.

         Franchising and management revenues in fiscal 2001 increased by 10.1% from 2000, to $4.0 million in 2001 from $3.6 million in 2000. In fiscal 2001 and 2000, initial franchise and franchise termination fees totaled $314,000 and $615,000, respectively. Exclusive of these non-recurring franchise revenues, the remaining franchising and management revenues increased by $666,000, or 22.3%, from 2000 to 2001, including an increase in management fee revenues of $891,000 which was due entirely to 17 new management contracts which became effective in April 2001. At the end of fiscal 2001 there were 58 franchised Shoney's Inns in operation compared with 59 at the end of fiscal 2000; this decrease was due to five terminations, two new franchised Inns added, and two Company-owned Inns sold to franchisees during 2001. As of December 30, 2001, there were no franchised Shoney's Inns under construction.

         Revenues from construction and development activities in 2001 were $27.5 million compared with $12.0 million in fiscal 2000. The 2001 revenues earned were primarily from four hotel construction contracts being performed for third parties, two of which were still in progress at year-end, while 2000 revenues earned were from three hotel construction contracts being performed for third parties, two of which were still in progress at year-end. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

         Rent revenue was $3.5 million in 2001, compared with $2.0 million in 2000. The entire $1.5 million increase was due to the lease of three hotels effective July 10, 2000, to Prime Hospitality Corp. These three hotels had been previously operated by the Company. Other income increased by $288,000 in 2001 from 2000. Other income can vary widely from period to period due to the nature of this income and its varied sources.

         Hotel operating expenses for fiscal 2001 decreased by $23.5 million, or 68.1%, to $11.0 million from $34.5 million in 2000. The sale of the Company's interest in one Shoney's Inn and all 27 of its Sumner Suites hotels in second quarter 2000 and the sale of two Shoney's Inns in the first quarter of 2001 accounted for a decrease of $24.2 million in hotel operating expenses from 2000 to 2001. Hotel operating expenses on the two hotels added in late 2001 were $230,000. Hotel operating expenses on the 12 same-hotels increased by $514,000, or 5.3%, in 2001 over 2000. The operating expenses as a percentage of operating revenues for this activity increased from 74.3% in 2000 to 80.5% in 2001. Operating expenses as a percentage of operating revenues on the 12 same-hotels decreased from 82.9% to 81.0% from 2000 to 2001. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll-related costs, utilities, and insurance.

         Franchising and management operating expenses decreased by $268,000, or 10.9%, from 2000 to 2001. This was due primarily to reduced central reservation center expenses caused by the cancellation of reservation services in November of 2000 on the 27 hotels of which the Company's operating interests had been sold in mid-2000.

         Construction and development costs in 2001 were $25.7 million compared with $12.6 million in 2000. The costs incurred were directly related to the revenues earned from the third party construction contracts in progress in 2001 compared with the third party construction contracts in progress in 2000, two of which were still in progress at year-end 2000 and two of which were still in progress at year-end 2001.

         Rent expense decreased by $9.8 million, or 94.4%, in 2001 from 2000. The decrease was due to (1) the Company's sale of its leasehold interest in 24 of its Sumner Suites hotels on July 9, 2000, which had previously been sold and leased back, (2) the lease of another Sumner Suites hotel on July 9, 2000, to a tenant who assumed a land lease on that hotel, and (3) the sale of a Shoney's Inn in June, 2000, on which the purchaser assumed the existing land lease. As of December 30, 2001, the Company was obligated on only one hotel lease; in 2001, rent expense on this lease was $582,000.

         General and administrative expenses increased by $909,000, or 18.1%, from 2000 to 2001. The increase was due primarily to increased insurance costs, professional fees, and travel expenses.

         Depreciation and amortization expenses decreased by $1,125,000, or 19.4%, from 2000 to 2001. This decrease was due primarily to the sale and leaseback of four hotels in May of 2000, combined with the sale of another hotel in June of 2000 and two hotels in April of 2001. The Company opened one new Company-owned hotel in October of 2001 and acquired one hotel in November of 2001. One new hotel was under construction at the end of the year.

         The gain recognized on the sale of property in 2001 was $3.8 million compared with $4.9 million in 2000. The gain of $3.8 million in 2001 included $3.6 million from the Company's sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The $4.9 million recognized in 2000 included $3.6 million from the sale of the Company's leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney's Inn was sold in second quarter at a gain of $755,000 and $299,000 was recognized in first quarter from the recognition of previously deferred gains related to the sale of two Shoney's Inns in 1998. The remaining $207,000 gain in 2000 was from the sale of land held for resale and miscellaneous real estate.

         Interest expense decreased by $2.0 million, while interest income decreased by $86,000 from 2000 to 2001, for a total decrease of $2.1 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $45.8 million of the Company's outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2001, of which $33.2 million of these extinguishments occurred in 2000 and 2001. Additional debt reductions, including a paydown of $7.5 million of the Company's outstanding debt using a portion of the $38.4 million gross proceeds from the sale-leaseback of four hotels in May of 2000, further reduced interest expense. Partially offsetting these reductions in interest expense was interest incurred to the Internal Revenue Service due to a tax payment deficiency for 1997, assessed based upon an audit by the Service (see Footnote 9 to the consolidated financial statements). The decrease in interest income in 2001 from 2000 was due primarily to the net effect of a reduction in the interest rate on 15 mortgage notes receivable in mid-2001, and an increase in interest earned on mortgage notes receivable from the seller-financed portion of the proceeds of the sale of one hotel in June 2000 and two hotels in April 2001.

         The extraordinary gains from early extinguishments of debt in 2001 and 2000 were the result of the repurchase of $3.4 million and $29.8 million, respectively, of the Company's previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs.

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

         Interest expense decreased by $1.7 million, while interest income increased by $281,000 from 1999 to 2000, for a decrease of $2.0 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $42.4 million of the Company's outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2000. The increase in interest income in 2000 over 1999 was due primarily to interest earned at a higher interest rate on mortgage notes receivable from the sale of 16 hotels in third quarter 1998, and to interest earned on the seller-financed portion of the proceeds of the sale of one hotel in June 2000.

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

CRITICAL ACCOUNTING POLICIES AND PRACTICES

         The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based upon informed judgments and estimates of management. The Company's significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. The Company's critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. The Company's financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from reported amounts, adjustments are made in subsequent periods to reflect more current information. The Company's critical accounting policies and practices include impairment of long-lived assets, collectibility of accounts and notes receivable, percentage of completion accounting for construction contracts, and income taxes. The following is a brief discussion of these more significant accounting policies and practices used by the Company.

         Impairment of Long-Lived Assets: The Company records impairment losses on long-lived assets used in operations and intangibles when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indications of impairment are present and the estimated fair value less costs to sell is less than the carrying amount. The Company's impairment review process relies on management's judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets' undiscounted cash flows, and the fair value of assets at a particular point in time. Under different assumptions or conditions, the asset impairment analysis may yield a different result, which would alter the gain or loss on the eventual disposition of the asset.

         Collectibility of Accounts and Notes Receivable: The Company continuously monitors collections from its customers and debtors under notes receivable and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company's expectations, there can be no assurance that the historical experience will continue at the same level in the future. Notes receivable are generally secured by first mortgages on the underlying assets. The majority of these are from a group of companies that are affiliated with one another, creating a concentration of credit risk. In the event the fair values of the underlying assets were to be less than the balances of the first mortgage notes (which are cross-defaulted and cross-collateralized), the notes receivable could be under-collateralized.

         Percentage of Completion Accounting for Construction Contracts:
Construction and development revenues earned on fixed price contracts are recognized based upon the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. The total estimated cost of each contract involves the use of various estimating techniques to project costs of completion. These percentage of completion and cost estimates involve various assumptions and projections relative to the outcome of future events, such as price and timing of construction materials, labor costs, and overhead costs. The Company reevaluates its contract cost estimates periodically and reflects changes in estimates in the current and future periods.

         Income Taxes: The Company uses the liability method to account for income taxes. The preparation of consolidated financial statements involves estimating the Company's current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment of the recoverability of the deferred tax assets is made, and a valuation allowance may be established based upon this assessment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows provided by operating activities were $8.0 million in 2001, compared with cash flows used in operating activities of $1.2 million in 2000 and $22.6 million in 1999. Earnings (losses) before extraordinary items were $346,000 in 2001, $(4.0) million in 2000, and $2.1 million in 1999. Depreciation and amortization was $4.7 million, $5.8 million, and $7.1 million in 2001, 2000, and 1999, respectively, the declines each year being the result of the sale of properties in 1999, 2000, and 2001, in excess of new properties being opened during these years. The Company recognized $3.8 million, $4.9 million, and $15.0 million from gains on sale of property during 2001, 2000 and 1999, respectively, of which $299,000 and $11.9 million during 2000 and 1999, respectively, was from the sale of 16 lodging facilities in 1998, a portion of which was deferred under the installment method of accounting. The gain of $3.8 million in 2001 included $3.6 million from the Company's sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The remaining $4.6 million gain on sale of property in 2000 represented $4.4 million from the sale of the Company's interest in 25 lodging facilities and $207,000 from the sale of other real estate. The $1.9 million cash provided by minority interests in earnings of consolidated subsidiaries and partnerships in 1999 included $1.8 million from one partnership which sold one of the 16 lodging facilities in 1998 upon which the deferred gain was recognized in 1999 in the amount of $4.6 million. The construction contracts receivable and estimated earnings in excess of billings on construction contracts increased by $4.6 million in 2001 compared with a decrease of $8.8 million in 2000 and an increase of $11.2 million in 1999; the decrease in 2000 was due to two construction contracts for third parties in 1999, which were completed in late 1999 and in 2000, which were not billable until the projects were completed. Increases in accounts payable and accrued expenses provided $6.7 million cash in 2001 as compared with cash used of $5.4 million and $1.8 million in 2000 and 1999, respectively. An increase in accounts receivable of $926,000 and $1.6 million in 2001 and 1999, respectively, contrasts to a decrease in accounts receivable of $2.2 million in 2000. The changes in accounts receivable and accounts payable in 2000 were due primarily to the Company's sale of its operating interests in 27 of its hotels in mid-2000.

         The Company's cash flows used in investing activities were $4.7 million in 2001, as compared with cash flows provided by investing activities of $28.6 million in 2000 and $54.9 million in 1999. The Company collected $12.3 million from notes receivable in 1999, of which $12.2 million related to two hotel properties sold in 1997 and 1998. Proceeds from the sale of property and leasehold interests were $2.9 million, $53.5 million, and $70.9 million in 2001, 2000, and 1999, respectively. These amounts in 2000 and 1999 include the net proceeds from the sale/leaseback of four hotels in 2000 and six hotels in 1999. In addition to the sale/leaseback transactions in 1999 and 2000, several other parcels of land held for resale were sold for cash, and in 2000 one hotel was sold for a cash down payment of $550,000. In 2001, three restaurants and two hotels were sold for a combination of cash and seller-financed notes, resulting in cash proceeds of $2.9 million. The significant increase in restricted cash in 2000 was the result of $14.2 million escrowed for the construction of two hotels subject to a swap option related to the transfer of the Company's leasehold interest in 24 hotels in July 2000. The construction of these two hotels used $12.4 of the escrowed funds, reducing the restricted cash accordingly. One of the two hotels opened in October of 2001 and the other one opened in early 2002. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $20.9 million, $8.8 million, and $20.1 million in 2001, 2000, and 1999, respectively.

         Net cash used in financing activities was $6.0 million in 2001, compared with $25.4 million in 2000 and $31.4 million in 1999. In 1999, the Company repurchased 2.1 million shares of its common stock for $11.8 million pursuant to a plan to repurchase up to $12.5 million of the Company's outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 2000, 238,000 shares were repurchased for $1.2 million. In November of 2001 the Company increased the authorized amount to repurchase an additional $3.0 million of common stock pursuant to the plan, increasing the total amount authorized to $23.0 million. In 2001, 457,000 shares were repurchased for $1.9 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $4.0 million of this debt for $2.5 million in 1999. In the third quarter of 2000 the Company increased the total amount authorized to $20.0 million, and repurchased $21.0 million of this debt for $15.4 million in 2000. The Company increased the total amount authorized to $25.0 million in November of 2001. An additional $3.4 million of this debt was repurchased for $2.3 million in 2001. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. In 1999, the Company repurchased $8.6 million of these debt securities at a cost of $5.8 million, and in 2000, the Company repurchased an additional $8.8 million of these debt securities at a cost of $6.2 million.

         The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective

October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes,
(b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender's base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender's base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 30, 2001, the Company had $13 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $3 million on the revolving line of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2002. As of December 30, 2001, the Company had no borrowings outstanding under this credit facility.

         As of the end of 2001, one hotel was under construction. The funds required to complete the construction and furnishing of this hotel were held in escrow at the end of 2001. The Company has acquired two sites for future development and expects to develop hotels for third parties on these sites, requiring no Company funds to complete the development of these sites. In 2000, the Company sold its interests in all of its Sumner Suites hotels, and has no plans to develop additional Sumner Suites hotels in the immediate future.

         Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning in 1999. Approximately $3.1 million, $2.9 million, and $3.0 million of these notes were redeemed under this provision on December 1, 2001, December 1, 2000 and December 1, 1999, respectively.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional Shoney's Inns, a sale of the remaining Shoney's Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

         The Company will apply the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $263,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no material effect on the Company's results of operations or financial position.

FORWARD-LOOKING STATEMENT DISCLAIMER

         The statements appearing in this report which are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including delays in concluding or the inability to conclude transactions, the establishment of competing facilities and services, cancellation of leases or contracts, collectibility of notes receivable, changes in applicable laws and regulation, in margins, demand fluctuations, access to debt or equity financing, adverse uninsured determinations in existing or future litigation or regulatory proceedings and other risks.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has not entered into any transactions using derivative financial instruments.

         The Company is exposed to market risk from changes in interest rates. The Company holds notes receivable that earn interest at variable rates. A hypothetical one-percentage point change in interest rates would change annual interest income by $605,000 based on the balances of these variable-rate notes receivable at December 30, 2001. Changes in interest rates also impact interest expense on long-term variable-rate debt. A hypothetical one-percentage point change in interest rates would change annual interest expense by $179,000 based on the balances of variable-rate long-term debt at December 30, 2001.

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

         There were no significant changes in the Company's market risk in the fiscal year ended December 30, 2001, and management foresees no significant changes in the Company's exposure to fluctuations in interest rates in the near future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial Statements required by Item 8 are filed at the end of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information concerning the directors and officers of the Company under the heading "Election of Director" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the heading "Executive Compensation" and the information under the heading "Performance Graph" to be contained in the Company's Proxy Statement with respect to the next Annual Meeting of Shareholders are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                               PAGE
(a)      1.       Financial Statements:

                  The following Financial Statements are included herein:

                  Independent Auditors' Report                                                                       F-1

                  Consolidated Balance Sheets at December 30, 2001 and
                    December 31, 2000                                                                          F-2 - F-3

                  Consolidated Statements of Earnings for each of the
                    three years in the period ended December 30, 2001                                          F-4 - F-5

                  Consolidated Statements of Shareholders' Equity
                   and Comprehensive Earnings for each of the three years
                   in the period ended December 30, 2001                                                       F-6 - F-7

                  Consolidated Statements of Cash Flows for each of the
                    three years in the period ended December 30, 2001                                          F-8 - F-9

                  Notes to consolidated financial statements                                                 F-10 - F-33

         2.       Financial Statement Schedules:
                  Independent Auditors' Report                                                                       F-1

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

EXHIBIT
NUMBER                EXHIBIT
-----------------------------------------------------------------------------------------------------------------------
3(1)          --      Amended and Restated Charter. Incorporated by reference to the Company's
                      Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                      Commission on December 12, 1991

3(2)          --      Articles of Amendment to Charter creating Series A Subordinated Preferred Stock.
                      Incorporated by reference to the Company's Registration Statement on Form 8-A
                      filed with the Commission on July 3, 1997

3(3)          --      Articles of Amendment to Amended and Restated Charter dated September 8, 1997.
                      Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 13, 1998

3(4)          --      Amended and Restated Bylaws. Incorporated by reference to the Company's
                      Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                      Commission on December 12, 1991

3(5)          --      Amendment to the Amended and Restated Bylaws adopted on July 31, 1996.
                      Incorporated by reference to the Company's Annual Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)          --      Amended and Restated Charter. Section 6 of the Amended and Restated Charter is
                      included in Exhibit 3(1)

4(2)          --      Indenture dated as of June 6, 1994, by and between the Registrant and Third
                      National Bank in Nashville, Tennessee, Trustee, relating to $54,000,000 in
                      71/2Convertible Subordinated Debentures due 2004. Incorporated by reference to the Company's Registration Statement on Form S-3, Commission File No. 33-77910,
                      filed with the Commission on April 19, 1994

4(3)          --      Indenture dated as of November 15, 1996, by and between the Registrant and
                      Bankers Trust Company, Trustee, relating to Senior Subordinated Notes.
                      Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(4)          --      First Supplemental Indenture dated as of November 15, 1996 by and between the
                      Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior
                      Subordinated Notes due 2006, Series A. Incorporated by reference to the
                      Company's Quarterly Report on Form 10-Q, filed with the Commission on November
                      20, 1996

4(5)          --      Second Supplemental Indenture dated as of September 25, 1997 by and between the
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

EXHIBIT
NUMBER                EXHIBIT
-----------------------------------------------------------------------------------------------------------------------
   10(1)      --     Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd.,
                     dated October 22, 1991. Incorporated by reference to the Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(2)      --     Agreement of Limited Partnership of Shoney's Inn North, Ltd., dated December 31,
                     1987. Incorporated by reference to the Company's Registration statement on Form
                     S-1, Commission File No. 33-44504, filed with the Commission on December 12,
                     1991

   10(3)      --     Partnership Agreement of Shoney's Inn of Atlanta, N.E., dated December 26, 1988.
                     Incorporated by reference to the Company's Registration statement on Form S-1,
                     Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(4)      --     Partnership Agreement of Shoney's Inn of Stockbridge, dated December 26, 1988.
                     Incorporated by reference to the Company's Registration statement on Form S-1,
                     Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(5)      --     Joint Venture Agreement of Atlanta Shoney's Inns Joint Venture, dated May 4,
                     1988. Incorporated by reference to the Company's Registration statement on Form
                     S-1, Commission File No. 33-44504, filed with the Commission on December 12,
                     1991

   10(6)      --     Amended and Restated Limited Partnership Agreement of Shoney's Inn of Gulfport,
                     Ltd., dated January 1, 1987. Incorporated by reference to the Company's
                     Registration statement on Form S-1, Commission File No. 33-44504, filed with the
                     Commission on December 12, 1991

   10(7)      --     Second Amended and Restated Limited Partnership Agreement of Shoney's Inn of
                     Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the
                     Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(8)      --     Second Amended and Restated Limited Partnership Agreement of Shoney's Inns of
                     New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the
                     Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(9)      --     1991 Stock Option Plan. Incorporated by reference to the Company's Registration statement on Form S-8, filed with the Commission on June 24, 1997

   10(10)     --     First Amendment to 1991 Stock Option Plan. Incorporated by reference to the
                     Company's Registration statement on Form S-8, filed with the Commission on June
                     24, 1997

   10(11)     --     Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the
                     Company's Registration statement on Form S-8, filed with the Commission on June
                     24, 1997

   10(12)     --     Key Employee Supplemental Income Plan. Incorporated by reference to the
                     Company's Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

   10(13)     --     Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent,
                     dated as of June 27, 1997. Incorporated by reference to the Company's
                     Registration Statement on Form 8-A filed with the Commission on July 3, 1997

   10(14)     --     Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, the
                     Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of
                     August 27, 1999. Incorporated by reference to the Company's Current Report on
                     Form 8-K dated September 15, 1999, filed with the Commission on September 28,
                     1999.

   10(15)     --     Amendment Number One to Loan and Security Agreement between and among The Hotel
                     Group, Inc., a Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital
                     Corporation, as Agent, dated as of October 3, 2001.*

     10(16)   --     Sale and Purchase Agreement between ShoLodge, Inc. and Prime Hospitality Corp., dated as of March 16, 2000. Incorporated by reference to the Company's Annual
                     Report on Form 10-K filed with the Commission on March 27, 2000.

     10(17)   --     First Amendment to Sale and Purchase Agreement by and between ShoLodge, Inc. and
                     Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on July 24,
                     2000.

      10(18)  --     Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its
                     Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated May
                     11, 2000. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

    10(19)    --     Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc., dated May 11, 2000. Incorporated by reference to the Company's Current Report on
                     Form 8-K filed with the Commission on May 26, 2000.

     10(20)   --     Fourth Amendment to Lease Agreement and Amendment to Incidental Documents
                     entered into between Hospitality Properties Trust, HPT Suite Properties Trust,
                     ShoLodge, Inc and Suite Tenant, Inc., dated May 11, 2000. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on May 26, 2000.

      10(21)  --     Lease Agreement by and between Southeast Texas Inns, Inc., ad landlord, and
                     May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on July
                     24, 2000.

      10(22)  --     Contractor and Development Agreement by and between Prime Hospitality Corp., as owner, Moore & Associates, Inc., as contractor, and ShoLodge, Inc., as guarantor, dated as of July 9, 2000. Incorporated by reference to the Company's
                     Current Report on Form 8-K, filed with the Commission on July 24, 2000.

   10(23)     --     Interim Agreement for Reservation Services by and between ShoLodge, Inc., and
                     Prime Hospitality Corp. dated as of July 9, 2000. Incorporated by reference to the Company's Current Report on Form 8-K, filed with the Commission on July 24,
                     2000.

     10(24)   --     Agreement for Reservation Services by and between ShoLodge, Inc. and Prime
                     Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the
                     Company's Current Report on Form 8-K filed with the Commission on July 24, 2000.

    10(25)    --     Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney's Inc., ShoLodge Franchise Systems, Inc and the Company.
                     Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.

    21        --     Subsidiaries of the Registrant*

    23(1)     --     Consent of Ernst & Young LLP*


* Filed herewith

(b) No reports on Form 8-K were filed during the fourth quarter ended December 30, 2001.

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

                                       SHOLODGE, INC.



Date: March 29, 2002                   /s/ Leon Moore
                                       -------------------------------------
                                       Leon Moore
                                       Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                               TITLE                                                            DATE
-------------------------------------------------------------------------------------------------------------



/s/ Leon Moore                          President, Chief Executive                                        March 29, 2002
------------------------                Officer, Principal Executive
Leon Moore                              Officer, Director




/s/ Bob Marlowe                         Secretary, Treasurer, Chief                                       March 29, 2002
------------------------                Financial Officer, Chief
Bob Marlowe                             Accounting Officer, Principal
                                        Accounting Officer, Director




/s/ Richard L. Johnson                  Executive Vice President,                                         March 29, 2002
------------------------                Director
Richard L. Johnson



/s/ Earl H. Sadler                      Director                                                          March 29, 2002
------------------------
Earl H. Sadler



/s/ Helen L. Moskovitz                  Director                                                          March 29, 2002
------------------------
Helen L. Moskovitz



 /s/ David M. Resha                     Director                                                          March 29, 2002
------------------------
David M. Resha

                         Report of Independent Auditors


Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc and subsidiaries at December 30, 2001 and December 31, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2002

                         ShoLodge, Inc. and Subsidiaries

                           Consolidated Balance Sheets


                                                             DECEMBER 30,            December 31,
                                                                2001                    2000
                                                            -------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   2,704,161           $   5,339,689
   Restricted cash                                                200,000                 200,000
   Accounts receivable :
     Trade, net of allowance for doubtful accounts
       of $184,404 and $380,314 for 2001 and
       2000, respectively                                       3,557,591               2,631,494
     Construction contracts                                     4,016,502               2,405,629
     Costs and estimated earnings in excess of
        billings on construction contracts                      3,063,747                  42,844
   Income taxes receivable                                             --               4,750,074
   Prepaid expenses                                               365,849                 311,513
   Notes receivable, net                                        1,728,340                 909,656
   Other current assets                                           153,766                 146,850
                                                            -------------------------------------
Total current assets                                           15,789,956              16,737,749

Notes receivable, net                                          68,227,306              63,044,920
Restricted cash                                                 1,781,747              14,193,534
Property and equipment                                        123,112,190             114,361,649
Less accumulated depreciation and amortization                (21,944,927)            (23,526,651)
                                                            -------------------------------------
                                                              101,167,263              90,834,998
Land under development or held for sale                         9,254,986               8,231,714
Deferred charges, net                                           6,111,825               6,721,247
Intangible assets, net                                          2,795,659               2,949,008
Other assets                                                    1,457,907               1,917,918
                                                            -------------------------------------
                                                            $ 206,586,649           $ 204,631,088
                                                            =====================================

                         ShoLodge, Inc. and Subsidiaries

                                                                     DECEMBER 30,            December 31,
                                                                        2001                    2000
                                                                    -------------------------------------
LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                            $  14,171,631           $   7,518,321
   Taxes payable other than on income                                     476,809                 384,352
   Income taxes payable                                                 3,859,873                      --
   Current portion of long-term debt                                      650,700                 870,636
                                                                    -------------------------------------
Total current liabilities                                              19,159,013               8,773,309

Long-term debt, less current portion                                   89,701,381              94,169,013
Deferred income taxes                                                     992,275               4,290,423
Deferred gain on sale/leaseback                                         4,129,962               4,129,962
Deferred credits                                                        2,545,004               2,218,519
Minority interests in equity of consolidated
   subsidiaries and partnerships                                          786,477                 728,222
                                                                    -------------------------------------
Total liabilities                                                     117,314,112             114,309,448

Shareholders' equity:
   Preferred stock (no par value; 1,000,000 shares
     authorized; no shares issued)                                             --                      --
   Series A redeemable nonparticipating stock (no par
     value; 1,000 shares authorized; no shares issued)                         --                      --
   Common stock (no par value; 20,000,000 shares
     authorized, 5,088,278 and 5,544,211 shares issued
     and outstanding as of December 30, 2001
     and December 31, 2000, respectively)                                   1,000                   1,000
   Additional paid-in capital                                          23,519,506              25,425,175
   Retained earnings                                                   67,001,529              66,089,984
   Unrealized gain on securities available-for-sale,
     net of income taxes                                                  100,307                  53,231
   Notes receivable from officer, net of discount of
     $181,444 and $283,499 as of December 30, 2001
     and December 31, 2000, respectively                               (1,349,805)             (1,247,750)
                                                                    -------------------------------------

    Total shareholders' equity                                         89,272,537              90,321,640
                                                                    -------------------------------------
                                                                    $ 206,586,649           $ 204,631,088
                                                                    =====================================

See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                                                                   YEAR ENDED
                                                            ----------------------------------------------------------
                                                             DECEMBER 30,          DECEMBER 31,           DECEMBER 26,
                                                               2001                   2000                   1999
                                                            ----------------------------------------------------------
Revenues:
   Hotel                                                    $ 13,677,402           $ 46,430,544           $ 66,187,974
   Franchising and management                                  3,970,821              3,606,243              4,151,550
   Construction and development                               27,479,885             12,036,744             11,234,378
   Rent                                                        3,467,744              1,955,324                483,443
   Other income                                                  336,595                 48,982                359,604
                                                            ----------------------------------------------------------
       Total revenues                                         48,932,447             64,077,837             82,416,949

Cost and expenses:
    Hotel                                                     11,014,903             34,485,554             46,281,773
    Franchising and management                                 2,191,659              2,459,801              2,419,700
    Construction and development                              25,691,829             12,571,160              9,825,958
    Rent expense                                                 581,900             10,332,830             13,530,020
    General and administrative                                 5,927,641              5,018,981              6,342,439
    Depreciation and amortization                              4,660,937              5,785,790              7,100,525
                                                            ----------------------------------------------------------
        Total  expenses                                       50,068,869             70,654,116             85,500,415
                                                            ----------------------------------------------------------

Operating loss                                                (1,136,422)            (6,576,279)            (3,083,466)

Gain on sale of property and leasehold interests               3,761,890              4,901,523             15,001,716
Interest expense                                              (8,453,777)           (10,485,518)           (12,136,415)
Interest income                                                6,377,390              6,463,537              6,182,084
                                                            ----------------------------------------------------------
Earnings (loss) before income taxes, minority
   interests, and extraordinary items                            549,081             (5,696,737)             5,963,919
Income tax (expense) benefit                                    (145,000)             1,777,326             (1,909,000)
Minority interests in earnings of consolidated
   subsidiaries and partnerships                                 (58,255)               (57,246)            (1,909,605)
                                                            ----------------------------------------------------------
Earnings (loss) before extraordinary items                       345,826             (3,976,657)             2,145,314

Extraordinary gain on early extinguishments of
   debt, net of income taxes of $(347,000),
   $(2,752,326) and $(1,467,000) for 2001, 2000
   and 1999, respectively                                        565,719              4,554,319              2,393,512
                                                            ----------------------------------------------------------
Net earnings                                                $    911,545           $    577,662           $  4,538,826
                                                            ==========================================================

                         ShoLodge, Inc. and Subsidiaries

                                                                                  YEAR ENDED
                                                            -------------------------------------------------------------
                                                             DECEMBER 30,            DECEMBER 31,            DECEMBER 26,
                                                                2001                    2000                     1999
                                                            -------------------------------------------------------------
Earnings per common share:
   Basic:
     Earnings (loss) before extraordinary items             $        0.06           $       (0.73)          $        0.33
     Extraordinary gain                                              0.10                    0.84                    0.37
                                                            -------------------------------------------------------------
       Net earnings                                         $        0.16           $        0.11           $        0.70
                                                            =============================================================

  Diluted:
     Earnings (loss) before extraordinary items             $        0.06           $       (0.72)          $        0.32
     Extraordinary gain                                              0.10                    0.82                    0.35
                                                            -------------------------------------------------------------
      Net earnings                                          $        0.16           $        0.10           $        0.67
                                                            =============================================================

Weighted average common shares outstanding:
   Basic                                                        5,464,533               5,471,962               6,517,717
                                                            =============================================================
   Diluted                                                      5,529,825               5,553,852               6,744,835
                                                            =============================================================

See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity

     Years ended December 30, 2001, December 31, 2000 and December 26, 1999


                                                          COMMON STOCK                     NOTES                ADDITIONAL
                                                 ------------------------------       RECEIVABLE FROM            PAID-IN
                                                   SHARES              AMOUNT             OFFICER                 CAPITAL
                                                 --------------------------------------------------------------------------
Balance, December 27, 1998                         7,472,310           $  1,000          $        --           $ 37,056,834
   Exercise of stock options, net                     13,568                 --                   --                 50,880
   Net earnings                                           --                 --                   --                     --
   Change in unrealized gain on
     securities available-for-sale, net
     of income taxes                                      --                 --                   --                     --
   Comprehensive earnings
   Common stock repurchased                       (2,113,300)                --                   --            (11,823,018)
                                                 --------------------------------------------------------------------------
Balance, December 26, 1999                         5,372,578              1,000                   --             25,284,696
   Exercise of stock options, net                      1,067                 --                   --                  4,001
   Notes receivable from officer for
     exercise of options to purchase
     common stock                                    408,333                 --           (1,247,750)             1,352,603
   Net earnings                                           --                 --                   --                     --
   Change in unrealized gain on
     securities available-for-sale, net
     of income taxes                                      --                 --                   --                     --
   Comprehensive earnings
   Common stock repurchased                         (237,767)                --                   --             (1,216,125)
                                                 --------------------------------------------------------------------------
Balance, December 31, 2000                         5,544,211              1,000           (1,247,750)            25,425,175
   EXERCISE OF STOCK OPTIONS, NET                      1,067                 --                   --                  4,001
   NET EARNINGS                                           --                 --                   --                     --
   INTEREST ACCRETED ON NOTES
     RECEIVABLE FROM OFFICER FOR
     EXERCISE OF OPTIONS TO PURCHASE
     COMMON STOCK                                         --                 --             (102,055)                    --
   CHANGE IN UNREALIZED GAIN ON
     SECURITIES AVAILABLE-FOR-SALE, NET
     OF INCOME TAXES                                      --                 --                   --                     --
   COMPREHENSIVE EARNINGS
   COMMON STOCK REPURCHASED                         (457,000)                --                   --             (1,909,670)
                                                 --------------------------------------------------------------------------
BALANCE, DECEMBER 30, 2001                         5,088,278           $  1,000          $(1,349,805)          $ 23,519,506
                                                 ==========================================================================

                         ShoLodge, Inc. and Subsidiaries

                Consolidated Statements of Shareholders' Equity
                                  (continued)

     Years ended December 30, 2001, December 31, 2000 and December 26, 1999

                                                                                   ACCUMULATED
                                                                                     OTHER
                                                              RETAINED            COMPREHENSIVE
                                                              EARNINGS                INCOME                 TOTAL
                                                            ----------------------------------------------------------
Balance, December 27, 1998                                  $ 60,973,496           $     67,704           $ 98,099,034
   Exercise of stock options, net                                     --                     --                 50,880
   Net earnings                                                4,538,826                     --              4,538,826
   Change in unrealized gain on
        securities available-for-sale,
        net of income taxes                                           --                 12,617                 12,617
                                                                                                          ------------
   Comprehensive earnings                                                                                    4,551,443
                                                                                                          ------------
   Common stock repurchased                                           --                     --            (11,823,018)
                                                            ----------------------------------------------------------
Balance, December 26, 1999                                    65,512,322                 80,321             90,878,339
   Exercise of stock options, net                                     --                     --                  4,001
   Notes receivable from officer for
     exercise of options to purchase
     common stock                                                     --                     --                104,853
   Net earnings                                                  577,662                     --                577,662
   Change in unrealized gain on
        securities available-for-sale,
        net of income taxes                                           --                (27,090)               (27,090)
                                                                                                          ------------
   Comprehensive earnings                                                                                      550,572
                                                                                                          ------------
   Common stock repurchased                                           --                     --             (1,216,125)
                                                            ----------------------------------------------------------
Balance, December 31, 2000                                    66,089,984                 53,231             90,321,640
   EXERCISE OF STOCK OPTIONS, NET                                     --                     --                  4,001
   INTEREST ACCRETED ON NOTES
     RECEIVABLE FROM OFFICER FOR
     EXERCISE OF OPTIONS TO PURCHASE
     COMMON STOCK                                                     --                     --               (102,055)
   NET EARNINGS                                                  911,545                     --                911,545
   CHANGE IN UNREALIZED GAIN ON
     SECURITIES AVAILABLE-FOR-SALE,
     NET OF INCOME TAXES                                              --                 47,076                 47,076
                                                                                                          ------------
   COMPREHENSIVE EARNINGS                                                                                      958,621
                                                                                                          ------------
   COMMON STOCK REPURCHASED                                           --                     --             (1,909,670)
                                                            ----------------------------------------------------------
BALANCE, DECEMBER 30, 2001                                  $ 67,001,529           $    100,307           $ 89,272,537
                                                            ==========================================================

See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                        YEAR ENDED
                                                                 ----------------------------------------------------------
                                                                 DECEMBER 30,           DECEMBER 31,           DECEMBER 26,
                                                                     2001                   2000                   1999
                                                                 ----------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) before extraordinary items                       $    345,826           $ (3,976,657)          $  2,145,314
Adjustments to reconcile net earnings (loss) before
   extraordinary items to net cash provided by
   (used in) operating activities:
     Depreciation and amortization                                  4,660,937              5,785,790              7,100,525
     Amortization of deferred charges recorded as
       interest expense                                               608,804                718,694              1,101,689
     Recognition of previously deferred gains                        (305,391)            (2,684,184)            (5,140,869)
     Gain on sale of property and leasehold interests              (3,761,890)            (4,901,523)           (15,001,716)
     Deferred income tax (benefit) provision                       (3,298,148)             2,201,126              2,216,332
     Increase in minority interest in equity of
       consolidated subsidiaries and partnerships                      58,255                 57,246              1,909,605
     Compensation expense related to equity                                --                151,955                     --
     Changes in assets and liabilities:
       Trade receivables                                             (926,097)             2,221,758             (1,602,148)
       Construction contracts receivable                           (1,610,873)             5,268,475             (7,674,104)
       Costs and estimated earnings in
           excess of billings on construction
         contracts                                                 (3,020,903)             3,545,227             (3,560,272)
       Income and other taxes receivable and payable                8,326,498             (5,215,229)              (222,211)
       Prepaid expenses                                               (54,336)               261,551                (53,530)
       Other assets                                                   361,395                829,049             (1,996,951)
       Accounts payable and accrued expenses                        6,653,310             (5,419,990)            (1,843,337)
                                                                 ----------------------------------------------------------
Net cash provided by (used in) operating activities                 8,037,387             (1,156,712)           (22,621,673)

CASH FLOWS FROM INVESTING ACTIVITIES
    Decrease (increase) in restricted cash                         12,624,732            (12,788,021)              (904,029)
    Payments from notes receivable                                    681,433                418,098             12,317,668
    Capital expenditures                                          (20,931,949)            (8,830,699)           (20,101,074)
    Proceeds from sale of equipment                                        --                538,725                     --
    Proceeds from sale of property and leasehold
      interests                                                     2,907,258             39,680,623             70,915,913
    Proceeds from sale of leasehold interests, net
      of  expenses                                                         --             13,832,482                     --
    Deposits on sale/leaseback of hotels                                   --             (4,295,000)            (7,280,000)
                                                                 ----------------------------------------------------------
Net cash (used in) provided by investing activities                (4,718,526)            28,556,208             54,948,478

                         ShoLodge, Inc. and Subsidiaries

                                                                                          YEAR ENDED
                                                                 ---------------------------------------------------------
                                                                  DECEMBER 30,          DECEMBER 31,           DECEMBER 26,
                                                                      2001                  2000                   1999
                                                                 ---------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments for deferred loan costs                                  (462,937)              (188,438)            (1,134,671)
   Proceeds from long-term debt                                     7,500,000             22,500,500             26,149,754
   Payments on long-term debt                                     (11,085,783)           (46,095,258)           (44,330,435)
   Payments on capitalized lease obligations                               --               (189,590)              (233,362)
   Distributions to minority interests                                     --               (261,834)              (100,000)
   Exercise of stock options                                            4,001                  4,001                 50,880
   Purchases of treasury stock                                     (1,909,670)            (1,216,125)           (11,823,018)
                                                                 ---------------------------------------------------------
     Net cash used in financing activities                         (5,954,389)           (25,446,744)           (31,420,852)

Net (decrease) increase in cash and cash equivalents
                                                                   (2,635,528)             1,952,752                905,953
Cash and cash equivalents  - beginning of year                      5,339,689              3,386,937              2,480,984
                                                                 ---------------------------------------------------------
Cash and cash equivalents  - end of year                         $  2,704,161           $  5,339,689           $  3,386,937
                                                                 ==========================================================

See accompanying notes.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

     Years ended December 30, 2001, December 31, 2000 and December 26, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business activities of ShoLodge, Inc. and subsidiaries (the "Company") are composed primarily of owning, franchising, operating, leasing, and constructing lodging facilities. Presently, there are three brands, Shoney's Inns, Baymont Inns & Suites, and AmeriSuites. As of December 30, 2001, the Company derived its hotel revenues from fourteen owned properties located in eight states across the United States. Of these fourteen properties, five are located in Texas, two are located in Mississippi, and two are located in Alabama. No other state has more than one property. Twelve of the properties are Shoney's Inns, one is a Baymont Inn & Suites, and one is an AmeriSuites hotel.

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

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Restricted Cash represents approximately $1,782,000 escrowed to fund the completion of construction and furnishing of one hotel on a site presently owned by the Company. This construction project is presently in progress and is expected to be completed in the first quarter of 2002. Restricted cash also includes $200,000 at one of the Company's major banks.

Accounts Receivable from Construction Contracts includes billed amounts earned on construction contracts open at the date of the balance sheet. Costs and estimated earnings in excess of billings on construction contracts were not billable to customers at the date of the balance sheet. As of December 30, 2001, $3,966,000 of the total construction amounts receivable were from three contracts with three third party customers.

Property and Equipment is recorded at cost. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Equipment under capitalized leases is amortized over the shorter of the estimated useful lives of the related assets or the lease term using the straight-line method. Capital lease amortization is included in depreciation expense. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 26, 1999, December 31, 2000 and December 30, 2001 were approximately $2,004,000, $349,000, and
$858,000, respectively. Pre-opening costs are expensed as incurred.

Land Under Development or Held For Sale consists of land adjacent to hotels developed by the Company and land adjoining the Company's corporate headquarters which is being developed for sale or is held for sale.

Deferred Charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. In addition, deferred charges include costs incurred in amending the Company's franchise license agreement, which is being amortized on the straight-line method over twenty years. Accumulated amortization totaled $3,309,360 and $4,089,029 as of December 31, 2000 and December 30, 2001,
respectively.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investments. The Company's investment securities have been classified as available-for-sale and are included in other assets in the accompanying balance sheets. Available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders' equity.

Intangible Assets include excess of cost over fair value of net assets acquired (goodwill) in the amount of $2,537,070 and $2,387,099 at December 31, 2000 and December 30, 2001, respectively, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $1,212,254 and $1,362,225, as of December 31, 2000 and December 30, 2001, respectively. In addition, costs of trademark are included in the amount of $411,936 and $388,744 as of December 31, 2000 and December 30, 2001, respectively, and are amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $80,004 and $103,196 as of December 31, 2000 and December 30, 2001, respectively.

Other Assets include cash surrender value of life insurance, non-current portion of direct financing leases, securities available for sale, and base linens stock.

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

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $1,920,000, $1,117,000 and $486,000 for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, respectively.

Income Taxes. The Company uses the liability method to account for income taxes.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenues from hotel operations are recognized as services are rendered. Construction and development revenues from fixed-price construction contracts are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. Franchising, reservation and management revenues are recognized as earned. Profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement.

Earnings Per Common Share for all periods has been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common share is computed by dividing earnings by the weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 5 for a reconciliation of basic and diluted earnings per share.

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 7 for pro forma disclosures using the fair value method as described in SFAS No. 123, Accounting for Stock-Based Compensation.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, construction contracts receivable, and notes receivable. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company's large number of customers and their dispersion across many geographic areas. Concentrations of credit risk with respect to construction contracts receivable and notes receivable are increased due to the smaller number of contracts and notes and their higher dollar amounts. The Company performs credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. As of December 31, 2000, and December 30, 2001, $59,560,899 and $58,799,391,
respectively, of notes receivable are from a group of companies affiliated with one another which acquired and operate the 16 hotels described in Note 13. Although notes receivable generally consist of first mortgages notes that are cross- collateralized and cross-defaulted, in the event the fair values of the underlying

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

assets were to be less than balances of the first mortgage notes, the notes receivable could be under-collateralized.

Recently Issued Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, ("SFAS No. 141") and SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS No. 142"). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 is effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized effective January 1, 2002, but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of SFAS No. 142 is expected to result in an increase in net income of approximately $263,000 ($0.05 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no material effect on the Company's results of operations or financial position.

Reclassifications. Certain reclassifications have been made in the 1999 and 2000 consolidated financial statements to conform to the classifications used in 2001.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


2. PROPERTY AND EQUIPMENT

Property and equipment consists of:


                                                                      DECEMBER 30,            December 31,
                                                                         2001                     2000
                                                                      -------------------------------------
        Land and improvements                                         $  19,953,352           $  20,209,885
        Buildings and improvements                                       69,133,846              64,560,598
        Furniture, fixtures, equipment and software                      26,178,322              27,254,209
        Construction in progress                                          7,846,670               2,336,957
                                                                      -------------------------------------
                                                                        123,112,190             114,361,649
        Less accumulated depreciation and amortization                  (21,944,927)            (23,526,651)
                                                                      -------------------------------------
                                                                      $ 101,167,263           $  90,834,998
                                                                      =====================================

3. LONG-TERM DEBT

Long-term debt consists of:

                                                                            2001                    2000
                                                                      -------------------------------------
        Industrial revenue bonds, due in varying
           amounts through 2017                                       $   2,905,000           $   2,982,500
        7.50% Convertible subordinated debentures                        25,596,000              29,008,000
        9.75% Series A senior subordinated notes                         20,167,000              21,824,000
        9.55% Series B senior subordinated notes                         20,341,000              22,091,000
        Bank credit facility                                             13,000,000              10,000,000
        Notes payable - bank and other, bearing interest
           at 2.01% to 8.19%, due in varying amounts
           through 2010                                                   8,343,081               9,134,149
                                                                      -------------------------------------
                                                                         90,352,081              95,039,649
        Less current portion                                               (650,700)               (870,636)
                                                                      -------------------------------------
                                                                      $  89,701,381           $  94,169,013
                                                                      =====================================

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3. LONG-TERM DEBT (CONTINUED)

The Industrial Revenue Bonds ("IRBs") and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $9.9 million at December 30, 2001. Additionally, the IRBs, are collateralized by irrevocable letters of credit and are guaranteed by the Company. The interest rate on the IRBs is a variable rate reset weekly by the remarketing agent (2.01% at December 30, 2001).

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

During November 1996, the Company issued $33,150,000 of 9.75% senior subordinated notes, Series A, under an aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with all other subordinated indebtedness of the Company, including the Series A notes. Both Series A and Series B of the senior subordinated notes are subject to annual redemptions at the option of the holder of the notes in the amount of 5% of the original aggregate amount issued under the indenture, which is $3,407,500 per year beginning December 1, 1999. The note holders exercised this option in each of the last three years.

The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received

                         ShoLodge, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements


3. LONG-TERM DEBT (CONTINUED)

in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998 (Note 13). The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender's base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender's base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of December 30, 2001, the Company had $13 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $3 million on the revolving line of credit.

The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2002. As of December 31, 2000, and December 30, 2001, the Company had no borrowings outstanding under this credit facility.

In May 2000, the Company repaid approximately $7,458,000 of debt with a portion of the proceeds of the sale of four hotels (Note 11). In July 2000, the Company repaid approximately $1,638,000 of debt with the proceeds of the sale of its leasehold interests in 24 hotels (Note 12).

In the years ended December 26, 1999, December 31, 2000, and December 30, 2001, the Company repurchased $12,598,000, $29,784,000, and $3,412,000, respectively, of the Company's previously issued subordinated debt at a discount from face value. These repurchases resulted in extraordinary pretax gains, net of the write-off of related unamortized deferred financing costs, of $3,861,000, $7,307,000, and $913,000 in 1999, 2000, and 2001, respectively.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

3. LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows:

         2002                                       $        650,700
         2003                                              2,599,476
         2004                                             39,273,902
         2005                                                736,624
         2006                                             20,966,491
         Thereafter                                       26,124,888
                                                    ----------------
                                                    ----------------
                                                    $     90,352,081
                                                    ================

4. COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries lease certain property and equipment under noncancelable operating lease agreements. Total rental expense under operating leases for the years ended December 26, 1999, December 31, 2000 and December 30, 2001 was approximately $18,476,000, $12,987,000 and $582,000, respectively.

Future minimum rental payments are as follows:

              2002                                  $         350,000
              2003                                            350,000
              2004                                            350,000
              2005                                            291,667
              Thereafter                                           --
                                                    -----------------
                                                    $       1,341,667
                                                    =================

The Company is self-insured for workers' compensation benefits up to $500,000 annually in the aggregate and $250,000 per occurrence and has recorded an accrual for all expected and outstanding claims at December 30, 2001. While the Company's ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the recorded accruals, the Company had outstanding letters of credit in the amount of $-0-and $125,000 as of December 31, 2000 and December 30, 2001, respectively, to satisfy workers compensation self-insurance security deposit requirements.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

4. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company is or has been a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The construction of a hotel was completed for a third party during 2001 and a balance of approximately $2,000,000 remained uncollected as of December 30, 2001. The Company has a lien against the property and has filed an arbitration claim against the owner. The arbitration hearing has been scheduled for July 22, 2002. While the outcome of the proceeding cannot presently be determined, management does not believe it is probable that the carrying value of the receivable has been impaired. Accordingly, an allowance for doubtful collectibility was not necessary at December 30, 2001. Should the Company be unsuccessful in the arbitration hearing, the required write-off of the receivable would be charged to 2002 operations.

As discussed in Note 12, the Company has filed an arbitration proceeding against Prime Hospitality Corp., seeking $20,000,000 in monetary damages related to the non-use of the Company's reservation center as agreed. The outcome of the arbitration proceeding cannot presently be determined. Any monetary damages awarded to the Company from the arbitration proceeding would be recorded as income upon receipt.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

5. EARNINGS PER SHARE

The following tables reconcile earnings and weighted average shares used in the earnings per share ("EPS") calculations for fiscal years 2001, 2000 and 1999.

                                                                                        YEAR ENDED
                                                               --------------------------------------------------------------
                                                                 DECEMBER 30,            DECEMBER 31,           DECEMBER 26,
                                                                     2001                   2000                   1999
                                                               ---------------        ---------------         ---------------
NUMERATOR:
Earnings (loss)  before extraordinary items                    $       345,826        $    (3,976,657)        $     2,145,314
Extraordinary gain                                                     565,719              4,554,319               2,393,512
                                                               ---------------        ---------------         ---------------
Numerator for basic earnings per share- earnings               $       911,545        $       577,662         $     4,538,826
   available to shareholders
                                                               ===============        ===============         ===============

DENOMINATOR:
Denominator for basic earnings per share -
   weighted-average shares                                           5,464,533              5,471,962               6,517,717
Effect of dilutive securities:
   Options                                                              65,292                 81,890                 227,118
                                                               ---------------        ---------------         ---------------
Denominator for diluted earnings per share -                         5,529,825              5,553,852               6,744,835
   adjusted weighted-average shares
                                                               ===============        ===============         ===============

BASIC EARNINGS (LOSS) PER SHARE:
Earnings (loss) before extraordinary items                     $          0.06        $         (0.73)        $          0.33
Extraordinary gain                                                        0.10                   0.84                    0.37
                                                               ---------------        ---------------         ---------------
Net earnings                                                   $          0.16        $          0.11         $          0.70
                                                               ===============        ===============         ===============
DILUTED EARNINGS (LOSS)  PER SHARE:
Earnings (loss) before extraordinary items                     $          0.06        $         (0.72)        $          0.32
Extraordinary gain                                                        0.10                   0.82                    0.35
                                                               ---------------        ---------------         ---------------
Net earnings                                                   $          0.16        $          0.10         $          0.67
                                                               ===============        ===============         ===============

The Company's 7.5% debentures were convertible into 2,283,252, 1,244,444, and 1,098,069 shares of common stock at December 26, 1999, December 31, 2000 and December 30, 2001, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximate fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximate fair value due to the annual adjustment to market interest rates. Notes payable carrying value approximates fair value due to (1) a recent borrowing and (2) variable rates on earlier borrowings. The carrying value of industrial revenue bonds approximate fair value due to the variable interest rate of these instruments. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values based upon quoted market prices as of December 30, 2001 and December 31, 2000:

                                                   2001                                    2000
                                      ---------------------------------       ---------------------------------
                                       FAIR VALUE        CARRYING VALUE        Fair Value        Carrying Value
                                      ------------       --------------       ------------       --------------
Convertible subordinated
   debentures                         $ 16,253,460        $ 25,596,000        $ 17,840,000        $ 29,008,000

Senior subordinated
   notes                                25,719,970          40,508,000          30,740,000          43,915,000
                                      ------------        ------------        ------------        ------------
                                      $ 41,973,430        $ 66,104,000        $ 48,580,000        $ 72,923,000
                                      ============        ============        ============        ============

As of December 31, 2000 and December 30, 2001, the aggregate fair values of securities available-for-sale were $203,524 and $279,506, respectively.

7. STOCK OPTION PLAN

The Company's 1991 Stock Option Plan, as amended, (the "Plan"), authorizes the grant to key employees of options to purchase up to an aggregate of 900,000 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant and expire ten years after date of grant. The plan has now expired, and no more options will be granted under this plan.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

7. STOCK OPTION PLAN (CONTINUED)

A summary of the status of the Plan for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, follows:

                                                                           SHARES SUBJECT TO OPTION
                                                               -------------------------------------------------
                                                               AVAILABLE FOR                    WEIGHTED AVERAGE
                                                                  GRANT           OUTSTANDING   EXERCISE PRICE
                                                               -------------      -----------   ----------------
December 27, 1998                                                 133,610            722,037         $3.75
  Granted                                                          (5,000)             5,000          5.50
  Exercised                                                            --            (13,568)         3.75
  Canceled                                                         18,134            (18,134)         3.75
                                                                  -------           --------         -----
December 26, 1999                                                 146,744            695,335          3.76
  Granted                                                              --                 --            --
  Exercised                                                            --           (409,400)         3.75
  Canceled                                                          2,901             (2,901)         3.75
                                                                  -------           --------         -----
December 31, 2000                                                 149,645            283,034          3.78
  GRANTED                                                              --                 --            --
  EXERCISED                                                            --             (1,067)         3.75
  CANCELED                                                             --                 --            --
  PLAN EXPIRED FOR GRANTS                                        (149,645)                --            --
                                                                  -------           --------         -----
DECEMBER 30, 2001                                                      --            281,967          3.78
                                                                  =======           ========         =====

The weighted average fair value of options granted during the year was $2.96 for the year ended December 26, 1999. No options were granted in 2000 or 2001.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

7. STOCK OPTION PLAN (CONTINUED)

The following table summarizes information relating to the stock options outstanding as of December 30, 2001:

                                OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
---------------- --------------------------------------------------- --------------------------------
                      NUMBER          WEIGHTED-                          NUMBER
                   OUTSTANDING         AVERAGE         WEIGHTED-       EXERCISABLE      WEIGHTED-
                        AT            REMAINING         AVERAGE            AT            AVERAGE
   EXERCISE        DECEMBER 30,      CONTRACTUAL        EXERCISE     DECEMBER 30,        EXERCISE
     PRICE             2001              LIFE            PRICE            2001            PRICE
---------------- ----------------- ----------------- --------------- ---------------- ---------------
     $3.75            55,500              0.13            $3.75          55,500            $3.75
      3.75            29,467             2.05              3.75          29,467             3.75
      3.75            41,000             3.33              3.75          41,000             3.75
      3.75            68,000             4.59              3.75          68,000             3.75
      3.75            83,000             5.42              3.75          66,400             3.75
      5.50             5,000             7.39              5.50           2,000             5.50
                 -----------------                                   ----------------
                     281,967                                            262,367
                 =================                                   ================

Had the fair value of options granted under the plan beginning in 1997 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        2001                 2000               1999
                                                   ------------         ------------       ------------
Net earnings              As reported              $    911,545         $    577,662       $  4,538,826
                            Pro forma                   815,860              (18,605)         3,898,931

Basic earnings            As reported                      0.16                 0.11               0.70
  per share                 Pro forma                       .15                  .00               0.60

Diluted earnings          As reported                      0.16                 0.10               0.67
  per share                 Pro forma                       .15                  .00               0.58

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants in 1999: no dividend yield for all years; expected volatility of 32%; risk free interest rate of 6.10%; and expected life of 9 years. There were no grants in 2000 or 2001.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

8. SHAREHOLDERS' EQUITY

In 2001 and prior years, the Company's Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 30, 2001, the total authorized amount of the Company's common stock repurchases was $23,000,000. The cumulative number of shares repurchased as of December 30, 2001, was 3,592,067 shares at a cost of $20,325,374.

9. INCOME TAXES

The provision for income taxes from continuing operations, before extraordinary items, consists of the following:

                                                                   2001                 2000                1999
                                                               ------------         ------------        ------------
Current expense (benefit):
   Federal                                                     $  3,232,152         $ (3,978,451)       $   (278,165)
   State                                                            210,996                   --             (29,168)
                                                               ------------         ------------        ------------
                                                                  3,443,148           (3,978,451)           (307,333)
Deferred expense (benefit)                                       (3,298,148)           2,201,125           2,216,333
                                                               ------------         ------------        ------------
                                                               $    145,000         $ (1,777,326)       $  1,909,000
                                                               ============         ============        ============

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

                                                                   2001                 2000                1999
                                                               ------------         ------------        ------------

Federal income tax based on the
   statutory rate                                              $    186,688         $ (2,176,994)       $  2,087,372
State income taxes, less
   federal income tax benefit                                         2,781              209,028             218,876
Minority interest                                                   (19,807)             (20,036)           (738,444)
Interest on deferred gain                                           373,560              466,000             250,028
Previously accrued income taxes                                    (451,465)                  --                  --
Permanent differences & other                                        53,243             (255,324)             91,168
                                                               ------------         ------------        ------------
                                                               $    145,000         $ (1,777,326)       $  1,909,000
                                                               ============         ============        ============


The Company reevaluated its tax exposure during the quarter ended
December 30, 2001 and, as a result of the resolution of certain tax issues, reduced previously accrued income tax liabilities by $451,465.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

9. INCOME TAXES (CONTINUED)

Deferred tax (liabilities) assets are comprised of the following:

                                                                  2001                  2000
                                                               ------------         ------------
Deferred tax liabilities:
   Differences between book and tax basis of
     property                                                  $ (2,151,000)        $         --
   Profits on installment sales                                  (8,722,000)          (9,432,000)
   Unrealized gain on securities available for
     sale                                                           (64,000)             (34,000)
   Other                                                           (321,000)            (270,000)
                                                               ------------         ------------
                                                                (11,258,000)          (9,668,000)

Deferred tax assets:
   Difference between book and tax basis of
     property                                                            --              454,000
   Deferred profit on sales of hotels                             6,154,000            3,724,000
   Direct financing leases                                           88,000               83,000
   Differences between book and tax losses
     recognized by minority interests                               725,000              743,000
   Allowance for doubtful accounts                                   70,000              147,000
   Alternative minimum tax credits                                  281,000                   --
   Net operating losses                                           5,866,000            2,687,000
   Other                                                            168,000              261,000
                                                               ------------         ------------
Total deferred tax asset                                         13,352,000            8,099,000
Valuation allowance                                              (3,086,000)          (2,687,000)
                                                               ------------         ------------
Deferred tax asset                                               10,266,000            5,412,000
                                                               ------------         ------------
Net deferred tax liability                                     $   (992,000)        $ (4,290,000)
                                                               ============         ============


During September 2000, the Internal Revenue Service (the "Service") issued a Revenue Agent's Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service's asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The asserted deficiencies are related solely to the timing of taxable income between the four years from fiscal 1997

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

9. INCOME TAXES (CONTINUED)

through fiscal 2000, in which year the Company provided taxes thereon. The Service submitted a proposed agreement on August 6, 2001, and the Company accepted the agreement on September 20, 2001. On March 22, 2002, the Company received a notice from the Service of tax due for fiscal 1997 in the amount of $2,493,807 plus statutory interest of $724,812 (no penalties). Both the income tax due and the statutory interest are provided for in the accompanying financial statements.

The Company has a federal net operating loss carryforward of approximately $8,000,000 as of December 30, 2001. The Company expects to realize the benefit of this deferred tax asset and therefore no valuation allowance has been placed against it. In addition, the Company has state net operating loss carryforwards of approximately $85,000,000 and $73,000,000 at December 30, 2001 and December 31, 2000 respectively. These losses expire form tax years 2002 through 2021. Because of the uncertainty of the ultimate realization of this deferred tax asset, the Company has established a valuation allowance for the full amount. During 2001 the valuation allowance increased $399,000.

The Company also has available alternative minimum tax credit carryforwards of $281,000 that can be used to offset future taxes in years in which the alternative minimum tax credit does not apply. The credit can be carried forward indefinitely.

10. RELATED PARTY TRANSACTIONS

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company's president and chief executive officer to purchase 40,000 shares of common stock. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company's common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company's common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital and the notes receivable are recorded as a deduction from shareholders' equity. The Company has accreted $47,102 and $102,055 of discount on these notes as interest income in 2000 and 2001, respectively.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

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

The Company was required to pay a deposit of $14 million (increased to $21.3 million in 1999 and to $25.6 million in 2000) to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit was to be refunded to the Company at the end of the lease term in the event no default had occurred. The Company was also required to provide an additional deposit of $14 million. This deposit earned interest at a rate of 11.11% annually. Interest earned was credited to the required rent payment due the lessor. The deposit was to be refunded to the Company upon the earlier of achievement of certain operating results of the leased hotels or expiration of the lease. On July 9, 2000, the Company sold its leasehold interests in the 24 hotels to Prime Hospitality Corp. ("Prime"), and as a part of the transaction, the Company assigned its interest to Prime in the two deposits related to the lease, the $14 million guaranty deposit and the $25.6 million in lease security deposits.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

12. SALE OF LEASEHOLD INTERESTS

On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. ("Prime") in which it sold to Prime all of its leasehold interest in 24 Sumner Suites hotels, for a total of $15.6 million (Note 11). The Company received $100,000 in cash, $13.9 million in the form of an escrow fund and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

The Company also agreed to construct two hotels on sites presently owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project is presently in process and is expected to be completed in the first quarter of 2002. These projects were funded by the $13.9 million escrow money from the sale and any excess escrow funds will then be released to the Company. The Company also gave Hospitality Properties Trust ("HPT"), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company does not consent to the property exchange, then HPT can require the Company to purchase the two properties. As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT's exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and is being operated by the Company pending the exchange, which is expected to occur before the Company's first fiscal quarter ending April 21, 2002.

The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. The Company has not earned any contingency rental income to date. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney's Inn brand hotel in the restricted area.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

12. SALE OF LEASEHOLD INTERESTS (CONTINUED)

In 2000, the Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on two of the hotels subject to possible exchange, and recognized extraordinary gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime's cost of the land. This construction was completed in 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue. Reservation service fees are now included in franchising and management revenues. The reservation system technology was enhanced in order to accommodate Prime's requirements, and was ready to add these additional hotel properties in early 2001. However, Prime failed to commence use of the Company's reservation services as agreed, and on June 25, 2001, the Company filed an arbitration proceeding against Prime, seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on April 15, 2002.

13. SALE OF HOTELS

During 1998, the Company sold 16 of its company-owned Shoney's Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes that are currently collateralized by 15 of the Shoney's Inn hotels that were sold. These notes contain cross-collateralization and cross-default provisions. The notes are currently being amortized on a 24-year amortization period at a 7.50% interest rate, and mature on July 30, 2003. Annually, on July 30, the then principal balance of the notes are amortized over one less year and at an interest rate adjusted based upon a formula tied to 5-year U. S. Treasury rates. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method, $77,000 of which was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the criteria for full accrual sales accounting were satisfied.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

14. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                   2001                 2000                1999
                                                               ------------         ------------        ------------


Cash paid during the year for interest                         $  8,776,470         $ 11,114,856        $ 14,030,265
                                                               ============         ============        ============
Cash (received) paid during the year (from) for
   income taxes                                                $ (3,994,184)        $    634,046        $    277,890
                                                               ============         ============        ============
Significant non-cash activities:
     Investing:
       Proceeds from sale of property arising
         from notes receivable                                 $  6,507,500         $  2,850,000        $         --
       Proceeds from sale of leasehold
         interests arising from repurchase of
         long-term debt at a discount                                    --            1,617,625                  --
     Financing:
       Exercise of stock options financed by
         notes receivable                                      $         --         $  1,531,249        $         --
                                                               ------------         ------------        ------------
                                                               $  6,507,500         $  5,998,874        $         --
                                                               ============         ============        ============

15. OPERATING SEGMENT INFORMATION

The Company's significant operating segments are hotel operations, franchising and management and construction and development. The hotel operating segment has represented approximately 80%, 72%, and 28% of total revenues for the years ending December 26, 1999, December 31, 2000, and December 30, 2001, respectively. The construction and development segment represented approximately 56% of total revenues in the year ended December 30, 2001, as compared with approximately 14% in 1999 and 19% in 2000. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

Revenues from the franchising and management segment include franchising revenues from one controlled group of franchisees of 16 Shoney's Inns which contributed approximately $1.0 million, or 24.8%, $920,000, or 25.5%, and $1.9 million, or 45.9%, of total franchising and management revenues, after elimination of intersegment amounts, in 1999, 2000 and 2001, respectively. Construction and development revenues earned in 1999 included two construction contracts with one customer comprising approximately

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

15. OPERATING SEGMENT INFORMATION (CONTINUED)

$11.0 million, or 97.7%, of total construction revenues. Construction and development revenues earned in 2000 included two construction contracts with two customers comprising approximately $10.5 million, or 87.5%, of total construction revenues. Construction and development revenues earned in 2001 included three construction contracts with three customers comprising approximately $21.6 million, or 78.6%, of total construction and development revenues.

A summary of the Company's operations by segment follows (in thousands of dollars):

                                                                  2001              2000                1999
                                                               ----------         ----------         ----------
Revenues:
   Hotel revenues from external
     customers                                                 $   18,119         $   49,150         $   67,623
   Franchising and management                                       5,319              6,975              8,687
   Construction and development                                    41,650             15,094             26,413
   Elimination of intersegment
     franchising and construction
     revenue                                                      (16,156)            (7,141)           (20,306)
                                                               ----------         ----------         ----------
Total revenues                                                 $   48,932         $   64,078         $   82,417
                                                               ==========         ==========         ==========

Operating profit (loss):
    Hotel                                                      $    2,909         $     (723)        $    1,640
    Franchising and management                                     (6,010)            (5,526)            (6,084)
    Construction and development                                    1,965               (327)             1,361
                                                               ----------         ----------         ----------
Total operating profit (loss)                                  $   (1,136)        $   (6,576)        $   (3,083)
                                                               ==========         ==========         ==========

Total assets:
   Hotel                                                       $  152,142         $  138,421         $  200,773
    Franchising and management                                     44,500             63,351             57,986
    Construction and development                                    9,945              2,859             11,555
                                                               ----------         ----------         ----------
Total assets                                                   $  206,587         $  204,631         $  270,314
                                                               ==========         ==========         ==========

Capital expenditures:
   Hotel                                                       $   18,211         $    3,595         $   16,955
    Franchising and management                                      2,555              5,129              3,126
    Construction and development                                      166                107                 20
                                                               ----------         ----------         ----------
Total capital expenditures                                     $   20,932         $    8,831         $   20,101
                                                               ==========         ==========         ==========

Depreciation and amortization:
   Hotel                                                       $    3,527         $    4,609         $    5,920
   Franchising and management                                       1,068              1,130              1,143
   Construction and development                                        66                 47                 38
                                                               ----------         ----------         ----------
Total depreciation and  amortization                           $    4,661         $    5,786         $    7,101
                                                               ==========         ==========         ==========

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

16. DEFINED CONTRIBUTION PLAN

In 2000, the Company began sponsoring a 401(k) defined contribution plan for all employees. Eligible participants may contribute up to 15% of their annual compensation, subject to maximum amounts established by the United States Internal Revenue Service ("the IRS"). The Company makes matching contributions which equal 20% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company's contributions under this plan amounted to $80,782 in 2000 and $51,985 in 2001.

                         ShoLodge, Inc. and Subsidiaries

                   Notes to consolidated Financial Statements

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of the unaudited quarterly financial information for the years ended December 30, 2001 and December 31, 2000:

                                                                        QUARTERS
                                              -----------------------------------------------------------
                                                 FIRST           SECOND          THIRD           FOURTH
                                              ----------       ----------      ---------        ---------
                                                        (IN (000'S) EXCEPT FOR PER SHARE DATA)
2001
  REVENUES                                    $   11,063       $   10,852      $  12,941        $  14,076
OPERATING EARNINGS (LOSS)                           (543)             213            (48)            (758)
EARNINGS (LOSS) BEFORE
EXTRAORDINARY                                      1,532              (52)          (275)            (859)
  ITEMS
EXTRAORDINARY GAIN                                    54              105            367               40
  NET INCOME (LOSS)                                1,586               53             92             (819)
  NET INCOME (LOSS) PER SHARE:
  BASIC:
      BEFORE EXTRAORDINARY ITEMS                     .28             (.01)          (.05)            (.16)
  EXTRAORDINARY GAIN                                 .01              .02            .07              .00
      NET INCOME (LOSS)                              .29              .01            .02             (.16)
   DILUTED:
    BEFORE EXTRAORDINARY ITEMS                       .28             (.01)          (.05)            (.16)
EXTRAORDINARY GAIN                                   .01              .02            .07              .00
    NET INCOME (LOSS)                                .29              .01            .02             (.16)

2000
  Revenues                                    $   27,390       $   21,593      $   7,508        $   7,587
Operating loss                                    (2,014)          (2,610)          (548)          (1,404)
Earnings (loss) before
extraordinary                                     (2,283)             350           (803)          (1,241)
  items
Extraordinary gain                                   251            2,287          1,919               98
  Net income (loss)                               (2,032)           2,637          1,116           (1,143)
  Net income (loss) per share:
  Basic:
      Before extraordinary items                    (.43)             .07           (.14)            (.22)
  Extraordinary gain                                 .05              .43            .34              .02
      Net income (loss)                             (.38)             .50            .20             (.20)
   Diluted:
    Before extraordinary items                      (.43)             .07           (.14)            (.22)
Extraordinary gain                                   .05              .43            .34              .02
    Net income (loss)                               (.38)             .50            .20             (.20)