Form 10-Q
period 2002-04-21
SHOLODGE INC
filed 2002-06-05
CIK 881924

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  ---------------------------------------------

For the First Quarter Ended April 21, 2002           Commission File No. 0-19840

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

               As of June 4, 2002, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

                         SHOLODGE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      APRIL 21,         DECEMBER 30,
                                                        2002              2001(1)
                                                     (UNAUDITED)
                                                    ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                        $     580,762       $   2,704,161
   Restricted cash                                        200,000             200,000
   Accounts receivable:
     Accounts receivable-trade, net                     4,059,904           3,557,591
     Construction contracts                             3,039,645           4,016,502
     Costs and estimated earnings in excess of
        billings on construction contracts              3,597,814           3,063,747
   Prepaid expenses                                       545,477             365,849
   Notes receivable, net                                2,624,779           1,728,340
   Other current assets                                   174,708             153,766
                                                    ---------------------------------
Total current assets                                   14,823,089          15,789,956

Notes receivable, net                                  67,813,714          68,227,306
Restricted cash                                            24,164           1,781,747
Property and equipment                                120,849,124         123,112,190
Less accumulated depreciation and amortization        (22,777,675)        (21,944,927)
                                                    ---------------------------------
                                                       98,071,449         101,167,263
Land under development or held for sale                11,183,246           9,254,986
Deferred charges, net                                   5,990,296           6,111,825
Intangible assets, net                                  2,788,181           2,795,659
Other assets                                            1,572,710           1,457,907
                                                    ---------------------------------
                                                    $ 202,266,849       $ 206,586,649
                                                    =================================








(1) Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

                         SHOLODGE, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                         APRIL 21,         DECEMBER 30,
                                                                           2002              2001(1)
                                                                        (UNAUDITED)
                                                                       ---------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                               $  10,333,877       $  14,171,631
   Taxes payable other than on income                                        462,751             476,809
   Income taxes payable                                                    3,665,233           3,859,873
   Current portion of long-term debt                                         661,763             650,700
                                                                       ---------------------------------
Total current liabilities                                                 15,123,624          19,159,013

Long-term debt, less current portion                                      94,428,526          89,701,381
Deferred income taxes                                                        992,275             992,275
Deferred gain on sale/leaseback                                                   --           4,129,962
Deferred credits                                                           2,473,274           2,545,004
Minority interests in equity of consolidated subsidiaries and
   partnerships                                                              799,535             786,477
                                                                       ---------------------------------
Total liabilities                                                        113,817,234         117,314,112

Shareholders' equity:
   Preferred stock (no par value; 1,000,000 shares authorized;
      no shares issued)                                                           --                  --
   Series A redeemable nonparticipating stock
      (no par value; 1,000 shares authorized, no
       shares issued)                                                             --                  --
   Common stock (no par value; 20,000,000 shares
      authorized, 5,118,778 and 5,088,278 shares
      issued and outstanding as of April 21, 2002
      and December 30, 2001, respectively)                                     1,000               1,000
  Additional paid-in capital                                              23,579,621          23,519,506
  Retained earnings                                                       66,098,562          67,001,529
  Unrealized gain on securities available-for-sale, net of income
      taxes                                                                  138,431             100,307
  Notes receivable from officer, net of discount of $163,250 and
      $181,444, as of April 21, 2002 and December 30, 2001,
      respectively                                                        (1,367,999)         (1,349,805)
                                                                       ---------------------------------
  Total shareholders' equity                                              88,449,615          89,272,537
                                                                       ---------------------------------
                                                                       $ 202,266,849       $ 206,586,649
                                                                       =================================




(1) Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

                         SHOLODGE, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                                                                        16 WEEKS ENDED
                                                                -------------------------------
                                                                  APRIL 21,          APRIL 22,
                                                                    2002               2001
                                                                -------------------------------
Revenues:
   Hotel                                                        $  4,426,294       $  4,347,832
   Franchising, management and reservation services                1,685,932            772,914
   Construction and development                                    3,531,231          4,827,179
   Rent income                                                     1,047,565          1,103,704
   Other income                                                       39,851             11,078
                                                                -------------------------------
      Total revenues                                              10,730,873         11,062,707

Cost and expenses:
   Hotel                                                           3,543,718          3,370,950
   Franchising, management and reservation services                1,036,330            487,565
   Construction and development                                    3,522,236          4,319,729
   Rent expense, net                                                 153,968            158,543
   General and administrative                                      1,970,989          1,741,431
   Depreciation and amortization                                   1,298,624          1,527,281
                                                                -------------------------------
      Total costs and expenses                                    11,525,865         11,605,499
                                                                -------------------------------

Operating loss                                                      (794,992)          (542,792)

   Gain on sale of property and leasehold interests                   98,942          3,606,717
   Gain on early extinguishments of debt                             251,841             86,765
   Interest expense                                               (2,535,154)        (2,465,384)
   Interest income                                                 1,738,450          2,090,969
                                                                -------------------------------
(Loss) earnings before income taxes and minority interests        (1,240,913)         2,776,275
Income tax benefit (expense)                                         351,000         (1,173,000)
Minority interests in earnings of consolidated
   subsidiaries and partnerships                                     (13,054)           (17,610)
                                                                -------------------------------
Net (loss) earnings                                             $   (902,967)      $  1,585,665
                                                                ===============================

Net (loss) earnings per common share:
        Basic                                                   $      (0.18)      $       0.29
                                                                ===============================
        Diluted                                                 $      (0.18)      $       0.29
                                                                ===============================

Weighted average common shares outstanding:
        Basic                                                      5,103,098          5,542,366
                                                                ===============================
        Diluted                                                    5,103,098          6,839,419
                                                                ===============================



See accompanying notes.

                         SHOLODGE, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                     16 WEEKS ENDED
                                                                              ------------------------------
                                                                                APRIL 21,         APRIL 22,
                                                                                   2002             2001
                                                                              ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) earnings                                                           $   (902,967)      $ 1,585,665
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
    Depreciation and amortization                                                1,298,624         1,527,281
    Amortization of deferred charges recorded as interest expense                  147,381           198,650
    Recognition of previously deferred gains                                       (71,730)         (156,160)
    Gain on sale of property and other assets                                      (98,942)       (3,606,717)
    Gain on early extinguishments of debt                                         (251,841)          (86,765)
    Increase in minority interest in equity of consolidated subsidiaries
         and partnerships                                                           13,054            17,610
    Changes in assets and liabilities:
         Trade receivables                                                        (502,313)         (218,825)
         Construction contract receivables                                         976,857           825,034
         Costs and estimated earnings in excess of billings on
              construction contracts                                              (534,067)       (2,094,143)
         Income and other taxes receivable and payable                             424,065           264,063
         Prepaid expenses                                                         (179,628)         (135,121)
         Other assets                                                             (147,772)          176,618
         Accounts payable and accrued expenses                                  (3,837,754)        1,156,435
                                                                              ------------------------------
Net cash used in operating activities                                           (3,667,033)         (546,375)

CASH FLOW FROM INVESTING ACTIVITIES
    Decrease (increase) in restricted cash                                       1,758,364          (118,541)
    Advances on notes receivable                                                  (565,091)           (6,274)
    Capital expenditures                                                        (4,885,992)       (4,626,212)
    Proceeds from sale of property and leasehold interests                         212,041         2,258,102
                                                                              ------------------------------
Net cash used in investing activities                                           (3,480,678)       (2,492,925)

CASH FLOW FROM FINANCING ACTIVITIES
    Deferred loan costs                                                            (50,002)            2,529
    Proceeds from long-term debt                                                11,100,000                --
    Payments on long-term debt                                                  (6,085,801)         (558,915)
    Exercise of stock options                                                      208,125             4,001
    Purchase of treasury stock                                                    (148,010)          (54,175)
                                                                              ------------------------------
Net cash provided by (used in) financing activities                              5,024,312          (606,560)

Net decrease in cash and cash equivalents                                       (2,123,399)       (3,645,860)
Cash and cash equivalents - beginning of period                                  2,704,161         5,339,689
                                                                              ------------------------------
Cash and cash equivalents - end of period                                     $    580,762       $ 1,693,829
                                                                              ==============================


See accompanying notes.

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

        In Management's opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

        The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company's fiscal quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

        The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 21, 2002 and April 22, 2001 are not necessarily indicative of the operating results for the entire year.

B.      EXCHANGE AND SALE OF PROPERTIES

        The Company opened a new AmeriSuites hotel in October 2001 and another in February 2002. In accordance with the July 2000 agreement in which the Company sold its operating interests in 27 AmeriSuites hotels, the Company was obligated to exchange either one or both of the AmeriSuites hotels with the purchaser, at its option, for one or two specific existing hotels of the same brand and number of rooms previously operated by the Company prior to July 2000. The purchaser elected in the first quarter of 2002 to exercise its exchange option on both hotels, and the exchanges were completed in the first quarter of 2002. The two hotels received in the exchanges were recorded at the historical cost basis of each of the two new AmeriSuites hotels less the previously deferred gain on sale/leaseback.

        The Company sold two hotels and three restaurants in the first quarter ended April 22, 2001, resulting in the recognition of $3,606,717 in gain on sale of properties, and the deferral of an additional $717,941 to be recognized in future periods under the installment method of accounting. The restaurant properties were leased to third parties prior to the sales. Cumulative sales prices for the five properties were $9,590,606, of which $2,258,102 was cash proceeds.

C.      EARNINGS PER SHARE

        Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 21, 2002, and April 22, 2001:

                                                                                      16 Weeks Ended
                                                                             --------------------------------
                                                                             April 21, 2002    April 22, 2001
                                                                             --------------------------------
        BASIC:

         Net earnings (loss) applicable to common stock                        $  (902,967)      $1,585,665
                                                                               ===========       ==========

          Shares:

             Weighted average common shares outstanding                          5,103,098        5,542,366
                                                                               ===========       ==========

         Basic net earnings (loss) per share                                   $     (0.18)      $     0.29
                                                                               ===========       ==========



        DILUTED:

         Net earnings (loss) applicable to common stock                        $  (902,967)      $1,585,665

         Dilutive effect of 7.50% convertible subordinated debentures                   --          381,647
                                                                               -----------       ----------

         Numerater for diluted earnings per share                              $  (902,967)      $1,967,312
                                                                               ===========       ==========

          Shares:

             Weighted average common shares outstanding                          5,103,098        5,542,366
             Effect of dilutive securities (options)                                    --           59,599
             Effect of dilutive securities (7.50% convertible debentures)               --        1,237,454
                                                                               -----------       ----------
             Weighted average common and common equivalent
                  shares outstanding                                             5,103,098        6,839,419
                                                                               ===========       ==========

          Diluted net earnings (loss) per share                                $     (0.18)      $     0.29
                                                                               ===========       ==========

D.      OPERATING SEGMENT INFORMATION

        The Company's significant operating segments are hotel operations, franchising, management and reservation services, and construction and development. None of the Company's segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company's operations by segment follows (in thousands of dollars):

                                                                             16 Weeks Ended
                                                                    --------------------------------
                                                                    April 21, 2002    April 22, 2001
                                                                    --------------    --------------
        Revenues:
          Hotel revenues                                               $  5,774         $  5,638
          Franchising, management and reservation services                2,065            1,208
          Construction and development                                    5,538            7,940
          Elimination of intersegment revenue                            (2,646)          (3,723)
                                                                       --------         --------
                       Total revenues                                  $ 10,731         $ 11,063
                                                                       ========         ========

        Operating profit (loss):
            Hotel                                                      $    964         $    821
            Franchising, management and reservation services             (1,762)          (1,918)
               Construction and development                                   3              554
                                                                       --------         --------
                       Total operating profit (loss)                   $   (795)        $   (543)
                                                                       ========         ========

        Capital expenditures:
          Hotel                                                        $  2,757         $  3,280
          Franchising, management and reservation services                  350            1,346
          Construction and development                                    1,779               --
                                                                       --------         --------
                       Total capital expenditures                      $  4,886         $  4,626
                                                                       ========         ========

        Depreciation and amortization:
          Hotel                                                        $  1,053         $  1,179
          Franchising, management and reservation services                  228              334
          Construction and development                                       18               14
                                                                       --------         --------
                       Total depreciation and amortization             $  1,299         $  1,527
                                                                       ========         ========



                                                                         As of           As of
                                                                       April 21,      December 30,
                                                                         2002             2001
                                                                       --------       ------------
        Total assets:
          Hotel                                                        $149,290         $152,142
          Franchising, management and reservation services               43,555           44,500
          Construction and development                                    9,422            9,945
                                                                       --------         --------
                       Total assets                                    $202,267         $206,587
                                                                       ========         ========

E.      CONTINGENCIES

        The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

        The construction of a hotel was completed for a third party during 2001 and a balance of approximately $2,000,000 remained uncollected as of December 30, 2001. The Company has a lien against the property and has filed an arbitration claim against the owner. The arbitration hearing has been scheduled for July 22, 2002. While the outcome of the proceeding cannot presently be determined, management does not believe it is probable that the carrying value of the receivable has been impaired. Accordingly, an allowance for doubtful collectibility was not necessary at April 21, 2002. Should the Company be unsuccessful in the arbitration hearing, the required write-off of the receivable would be charged to operations at that time.

        The Company has filed an arbitration proceeding against Prime Hospitality Corp., seeking $20,000,000 in monetary damages related to the non-use of the Company's reservation center as agreed. The arbitration hearing was held during the week of April 15, 2002. However, the outcome of the arbitration proceeding cannot presently be determined. Any monetary damages awarded to the Company from the arbitration proceeding would be recorded as income upon receipt.

F.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

        The Company has applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. By June 30, 2002, the Company will complete the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002, with any impairments identified treated as the cumulative effect of a change in accounting principle. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

        A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

                                                                   16 Weeks Ended
                                                          --------------------------------
                                                          April 21, 2002    April 22, 2001
                                                          --------------    --------------
          Reported net (loss) earnings                      $(902,967)        $1,585,665
          Add: Goodwill and indefinite lived
                     assets amortization, net of tax               --             80,261
                                                            ---------         ----------
          Pro forma adjusted net (loss) earnings            $(902,967)        $1,665,926
                                                            =========         ==========


        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no effect on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The extraordinary gain on extinguishment of debt of $86,765 for the 16 weeks ended April 22, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

G.      SUBSEQUENT EVENT

        On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (GuestHouse) in a cash transaction. GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating, has an additional 12 properties currently under development of which 5 are scheduled to open by mid-2002, and has an additional 27 license agreements in various stages of completion. As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand, and expects the transaction to be accretive to earnings beginning with the fiscal year ending December 29, 2002. On May 21, 2002, the Company announced its plan to convert the name of the Shoney's Inns and Shoney's Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical.

                         ShoLodge, Inc. and Subsidiaries
               Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

OVERVIEW

         The following discussion should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

         The Company is an operator and the exclusive franchisor of Shoney's Inns. As of April 21, 2002, the Shoney's Inn lodging system consists of 70 Shoney's Inns containing 6,681 rooms of which 12 containing 1,377 rooms are owned and operated by the Company. Shoney's Inns are currently located in 16 states with a concentration in the Southeast. Shoney's Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney's Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

         On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which consists of 71 properties containing 4,666 rooms currently open and operating in 21 states, including nine states in which Shoney's Inns operate. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

         The Company plans to convert the name of the Shoney's Inn chain to the GuestHouse brand as soon as practical.

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

         The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company's business. The results of operations for the quarters ended April 21, 2002 and April 22, 2001 are not necessarily indicative of the operating results for the entire year.

RESULTS OF OPERATIONS

For the Quarters Ended April 21, 2002 and April 22, 2001

         Total operating revenues for the quarters ended April 21, 2002, were $10.7 million, or 3.0% less than the total operating revenues of $11.1 million reported for the first quarter of 2001.

         Revenues from hotel operations increased by $78,000, or 1.8%, from the $4.3 million reported for the same period last year. For the 12 same hotels opened for all of both quarterly periods, a decrease of 1.5% in average daily room rates, from $50.99 in the first quarter of 2001 to $50.23 in the first quarter of 2002, and a decrease in average occupancy rates on these hotels from 46.2% to 43.3% this year, were the primary causes of a decrease in same hotel revenues of 8.9% from $3.7 million in the first quarter of 2001 to $3.4 million in the first quarter of 2002. The Company sold two Shoney's Inns in April of 2001, acquired a Baymont Inn & Suites in November of 2001, and opened two AmeriSuites hotels - one in October of 2001 and one in February of 2002. The two Shoney's Inns sold contributed $638,000 to hotel revenues in the first quarter of 2001. The three hotels added since the first quarter of 2001 contributed $1.0 million to hotel revenues in the first quarter of 2002.

         The Company owns and operates primarily Shoney's Inns. RevPAR (revenue per available room) for all Company-owned Shoney's Inns decreased from $23.88 in the first quarter of 2001 to $21.73 in the first quarter of 2002. The 12 Shoney's Inns same-hotels' RevPAR decreased by 7.7%, from $23.54 in the first quarter of 2001 to $21.73 in the first quarter of 2002.

         Franchising, management and reservation service revenues increased by $913,000, or 118.1%, in the first quarter of 2002 from the first quarter of 2001. Initial and termination franchise fees increased by $32,000, royalty fees decreased by $26,000, management fees decreased by $3,000 and reservation fees increased by $910,000 from the first quarter of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations.

         Revenues from construction and development activities were $3.5 million in the first quarter of 2002 on two third party construction contracts in progress versus $4.8 million in the first quarter of 2001 on six third party construction contracts in progress. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects.

         Rent income in the first quarter of 2002 decreased by $56,000, to $1.0 million, from $1.1 million, in the first quarter of 2001. The primary source of rent income is from the lease of three AmeriSuites hotels which are being operated by Prime Hospitality Corp. The decrease in rent income was due to the sale of some restaurants to the lessees.

         Operating expenses from hotel operations for the first quarter of 2002 increased by $173,000, or 5.13%, from $3.4 million in the first quarter of 2001. Hotel operating expenses on the 12 same-hotels were $2.8 million in the first quarter of 2002 compared to $2.9 million in the first quarter of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 77.5% in the first quarter of 2001 to 80.1% in the first quarter of 2002; operating expenses as a percentage of operating revenues on the 12 same-hotels increased from 78.4% in the first quarter of 2001 to 83.8% in the first quarter of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

         Franchising, management and reservation service operating expenses increased by $549,000, or 112.6%, from the first quarter of 2001. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the first quarter of 2001.

         Construction and development costs in the first quarter of 2002 were $3.5 million on the two third party construction contracts in progress versus $4.3 million in the first quarter of 2001 on the six third party construction contracts in progress at that time.

         Rent expense decreased by $5,000 in the first quarter this year from last year's first quarter.

         General and administrative expenses increased by $230,000, or 13.2%, from the first quarter of 2001. This increase was due primarily to increased professional fees and insurance costs.

         Depreciation and amortization expense decreased by $229,000, or 15.0%, from the first quarter of 2001, of which $130,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Further reductions of $118,000 were due to the sale of two hotels in the first quarter of 2001, offset with increases in depreciation of $179,000 due to the hotels added since the first quarter of 2001. Depreciation of the twelve hotels owned and operated for all of both quarterly periods decreased by $185,000, and depreciation increased by $25,000 due to other net additions to depreciable assets other than hotels.

         The gain recognized on sale of property in the first quarter of 2002 totaled $99,000, primarily from the sale of excess land in the quarter; the gain recognized on the sales of property in the first quarter of 2001 totaled $3.6 million and was from the Company's sale of one hotel and three restaurants. Another hotel was sold near the end of the first quarter of 2001, but the gain (approximately $543,000) was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. A portion of the gain (approximately $175,000) on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting.

         Pursuant to a plan adopted in 1999 to repurchase a portion of the Company's outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $900,000 of its 7.50% subordinated debentures in the first quarter of 2002 at a discount, recognizing a gain of $252,000. In the first quarter of 2001, the Company repurchased $250,000 of these debentures at a discount, recognizing a gain of $87,000. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See further discussion in "Liquidity and Capital Resources" below.

         Interest expense increased by $70,000, or 2.8%, while interest income decreased by $353,000, or 16.9%, from the first quarter of 2001. Interest income increased due to seller financing of a portion of the sales price of two Shoney's Inns sold to franchisees in mid-April, 2001, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash flows used in operating activities were $3.7 million in the first quarter of 2002, compared with $546,000 used in operating activities in the first quarter of 2001.

         The Company's cash flows used in investing activities were $3.5 million in the first quarter of 2002, compared with $2.5 million for the comparable period in 2001. The Company's capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $4.9 million in the first quarter of 2002 and $4.6 million in the first quarter of 2001. Proceeds from the sale of property and leasehold interests were $212,000 in the first quarter of 2002 versus $2.3 million for the comparable period in 2001.

         Net cash provided by financing activities was $5.0 million in the first quarter of 2002 compared with $607,000 used in financing activities in the first quarter of 2001. Borrowings, net of repayments, on long-term debt and capitalized lease obligations were $5.0 million in the first quarter of 2002 versus $559,000 repayments in excess of borrowings in the first quarter of 2001. The repayments in the first quarter of 2002 and the first quarter of 2001 include $900,000 and $250,000, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first quarter of 2002, the Company repurchased 25,000 shares of its common stock for $148,000 pursuant to a plan to repurchase up to $23.0 million of the Company's outstanding common stock; in the first quarter of 2001, the Company repurchased 11,000 shares of its common stock for $54,000.

         The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company's lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender's base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender's base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company's ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company's minimum net worth. As of April 21, 2002, the Company had $19 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $9 million on the revolving line of credit.

         The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender's prime rate, maturing May 31, 2003. As of April 21, 2002, the Company had no borrowings outstanding under this credit facility.

         The Company opened one new hotel in the first quarter of 2002 and none in the first quarter of 2001. As of the end of the first fiscal quarter of 2002, no Company-owned hotels were under construction. There are no plans to develop or operate additional Company-owned hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

         The Company's Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company's common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company's discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the first fiscal quarter of 2002, approximately
3.6 million shares had been repurchased at a cost of $20.5 million.

         The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company's common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months.

MARKET RISK

         There have been no material changes in the Company's exposure to market risk in the first fiscal quarter ended April 21, 2002.

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

                           PART II - OTHER INFORMATION

Item 1. On June 25, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation ("Prime") based on Prime's failure to commence use of the Company's reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company is seeking $20 million in monetary damages. The parties selected an arbitrator, and the arbitration hearing was held during the week of April 15, 2002. However, the outcome of the arbitration proceeding cannot presently be determined.

         No material developments occurred during the first quarter ended April 22, 2001 with respect to any other pending litigation.

Item 4.  Submission of Matters to a vote of Security Holders

                           Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         6(a) Exhibits -

                           None

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended April 21, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ShoLodge, Inc.



         Date: June 4, 2002               S/ Leon Moore
                                         --------------------------------------
                                         Leon Moore
                                         President, Chief Executive Officer,
                                         Principal Executive Officer, Director



         Date: June 4, 2002               S/ Bob Marlowe
                                         --------------------------------------
                                         Bob Marlowe
                                         Secretary, Treasurer, Chief Accounting
                                         Officer, Principal Accounting Officer,
                                         Chief Financial Officer, Director