Form 10-Q
period 2002-07-14
SHOLODGE INC
filed 2002-08-28
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter Ended July 14, 2002	Commission File No. 0-19840

SHOLODGE, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive North, Hendersonville, Tennessee (address of principal executive offices)	37075 (Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of August 27, 2002, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

PART II — OTHER INFORMATION
SIGNATURES
SECTION 906 CERTIFICATION OF THE CFO & CEO

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 14,	December 30,
	2002	2001(1)
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$753,530	$2,704,161
Restricted cash	200,000	200,000
Accounts receivable:
Accounts receivable-trade, net	4,576,969	3,557,591
Construction contracts	3,065,744	4,016,502
Costs and estimated earnings in excess of billings on construction contracts	401,564	3,063,747
Arbitration award	8,909,188	—
Prepaid expenses	493,292	365,849
Notes receivable, net	6,278,192	1,728,340
Other current assets	169,106	153,766

Total current assets	24,847,585	15,789,956
Notes receivable, net	67,365,060	68,227,306
Restricted cash	24,179	1,781,747
Property and equipment	115,090,337	123,112,190
Less accumulated depreciation and amortization	(21,781,606)	(21,944,927)

	93,308,731	101,167,263
Land under development or held for sale	11,061,421	9,254,986
Deferred charges, net	2,559,094	6,111,825
Intangible assets, net	894,065	2,795,659
Other assets	1,675,179	1,457,907

	$201,735,314	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	July 14,	December 30,
	2002	2001(1)
	(unaudited)

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,633,713	$14,171,631
Taxes payable other than on income	612,841	476,809
Income taxes payable	1,389,432	3,859,873
Current portion of long-term debt	672,071	650,700

Total current liabilities	11,308,057	19,159,013
Long-term debt, less current portion	96,429,797	89,701,381
Deferred income taxes	992,275	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,419,378	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	812,742	786,477

Total liabilities	111,962,249	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of July 14, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	67,360,380	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	207,535	100,307
Notes receivable from officer, net of discount of $155,778 and $181,444, as of July 14, 2002 and December 30, 2001, respectively	(1,375,471)	(1,349,805)

Total shareholders’ equity	89,773,065	89,272,537

	$201,735,314	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

	12 weeks ended		28 weeks ended

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Revenues:
Hotel	$3,888,671	$3,185,087	$8,030,016	$7,209,403
Franchising, management and reservation services	1,536,835	1,107,043	3,222,767	1,879,957
Construction and development	648,830	5,330,206	4,180,061	10,157,385
Rent income	822,099	796,276	1,869,664	1,899,980
Other income	26,424	114,763	66,275	125,841

Total revenues	6,922,859	10,533,375	17,368,783	21,272,566
Cost and expenses:
Hotel	2,896,475	2,343,363	6,206,064	5,478,929
Franchising, management and reservation services	887,219	444,091	1,923,549	931,656
Construction and development	1,695,902	5,101,737	5,218,138	9,421,466
Rent expense, net	155,515	151,306	309,483	309,849
General and administrative	1,764,956	1,351,351	3,735,945	3,092,782
Depreciation and amortization	1,134,771	1,000,369	2,366,647	2,460,048
Write-off of intangible assets	6,808,635	—	6,808,635	—

Total cost and expenses	15,343,473	10,392,217	26,568,461	21,694,730

Operating (loss) earnings	(8,420,614)	141,158	(9,199,678)	(422,164)
Gain on sale of property and leasehold interests	48,323	72,674	147,265	3,679,391
Gain on early extinguishments of debt	2,251,917	169,400	2,503,758	256,165
Interest expense	(2,182,369)	(1,844,656)	(4,717,523)	(4,308,537)
Interest income	1,280,086	1,641,820	3,019,257	3,732,350
Arbitration award	8,900,000	—	8,900,000	—

Earnings before income taxes and minority interests	1,877,343	180,396	653,079	2,937,205
Income tax expense	(803,000)	(157,000)	(458,000)	(1,323,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(13,208)	(14,417)	(26,262)	(32,027)

Earnings from continuing operations	1,061,135	8,979	168,817	1,582,178
Discontinued operations:
Income from operations of hotel disposed of, net of income tax effect	(9,792)	44,312	(20,441)	56,778
Gain on disposal of hotel, net of income tax effect	210,475	—	210,475	—

Net earnings	$1,261,818	$53,291	$358,851	$1,638,956

Net earnings per common share:
Basic:
Continuing operations	$0.21	$—	$0.03	$0.29
Discontinued operations:
Operations of hotel disposed of	—	0.01	—	0.01
Gain on sale of hotel disposed of	0.04	—	0.04	—

Net earnings	$0.25	$0.01	$0.07	$0.30

Diluted:
Continuing operations	$0.20	$—	$0.03	$0.28
Discontinued operations:
Operations of hotel disposed of	—	0.01	—	0.01
Gain on sale of hotel disposed of	0.04	—	0.04	—

Net earnings	$0.24	$0.01	$0.07	$0.29

Weighted average common shares outstanding:
Basic	5,118,778	5,534,278	5,109,818	5,538,900

Diluted	5,182,989	5,610,791	5,185,317	5,606,156

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	28 weeks ended

	July 14,	July 15,
	2002	2001

Cash flows from operating activities
Earnings from continuing operations	$168,817	$1,582,178
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
(Loss) gain from discontinued operations	(20,441)	56,778
Depreciation and amortization	2,366,647	2,460,048
Write-off of intangible assets	6,808,635	—
Amortization of deferred charges recorded as interest expense	351,641	348,364
Accretion of debt recorded as interest expense	50,463	—
Recognition of previously deferred gains	(125,626)	(205,904)
Gain on sale of property and other assets	(147,265)	(3,679,391)
Gain on early extinguishments of debt	(2,503,758)	(256,165)
Increase in minority interest in equity of consolidated subsidiaries and partnerships	26,262	32,027
Changes in assets and liabilities:
Trade receivables	(1,019,378)	(57,925)
Construction contract receivables	950,758	570,073
Costs and estimated earnings in excess of billings on construction contracts	2,662,183	(2,178,002)
Arbitration award receivable	(8,909,188)	—
Income and other taxes receivable and payable	(2,426,933)	742,716
Prepaid expenses	(127,443)	(72,973)
Other assets	(31,208)	228,217
Accounts payable and accrued expenses	(5,537,918)	1,904,198

Net cash (used in) provided by operating activities	(7,463,752)	1,474,239
Cash flow from investing activities
Restricted cash	1,758,364	5,338,458
(Advances to) payments received on notes receivable	(302,628)	221,673
Capital expenditures	(6,166,514)	(8,589,245)
Proceeds from sale of property and leasehold interests	1,855,660	2,788,407

Net cash used in investing activities	(2,855,118)	(240,707)
Cash flow from financing activities
Deferred loan costs	(841,080)	(98,453)
Proceeds from long-term debt	19,100,000	1,500,000
Payments on long-term debt	(9,950,796)	(2,659,239)
Exercise of stock options	208,125	4,001
Purchase of treasury stock	(148,010)	(54,175)

Net cash provided by (used in) financing activities	8,368,239	(1,307,866)
Net decrease in cash and cash equivalents	(1,950,631)	(74,334)
Cash and cash equivalents — beginning of period	2,704,161	5,339,689

Cash and cash equivalents — end of period	$753,530	$5,265,355

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

In Management’s opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company’s fiscal quarters have 16, 12, 12, and 12 weeks in the first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 14, 2002 and July 15, 2001 are not necessarily indicative of the operating results for the entire year.

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

The Company sold one hotel in Sugar Land, Texas, and a parcel of undeveloped land in the second quarter ended July 14, 2002. The sale of land resulted in the recognition of $306,657 in gains on sales of properties. Cumulative sales prices for the hotel and land were $5,315,043, of which $1,863,082 was cash proceeds. Operating earnings or losses and the gain on the sale of $339,475 have been eliminated from continuing operations for all periods presented and reflected as discontinued operations, net of income tax effect. Balance sheet reclassifications as of December 30, 2001 were not made because of the insignificance of such amounts to the consolidated amounts: At December 30, 2001, this hotel had $63,812 in current assets, $4,442,462 in property and equipment (net of accumulated depreciation), $22,921 in other assets, $137,135 in current liabilities, $7,182,419 due to related parties, and $2,790,359 in stockholder’s deficit.

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

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 14, 2002, and July 15, 2001:

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Basic:
Earnings from continuing operations	$1,061,135	$8,979	$168,817	$1,582,178
Earnings from discontinued operations	200,683	44,312	190,034	56,778

Net earnings applicable to common stock	$1,261,818	$53,291	$358,851	$1,638,956

Shares:
Weighted average common shares outstanding	5,118,778	5,534,278	5,109,818	5,538,900

Basic earnings per share:
Continuing operations	$0.21	$—	$0.03	$0.29
Discontinued operations	0.04	0.01	0.04	0.01

Net earnings	$0.25	$0.01	$0.07	$0.30

Diluted:
Earnings from continuing operations	$1,061,135	$8,979	$168,817	$1,582,178
Earnings from discontinued operations	200,683	44,312	190,034	56,778

Net earnings applicable to common stock	1,261,818	53,291	358,851	1,638,956
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted earnings per share	$1,261,818	$53,291	$358,851	$1,638,956

Shares:
Weighted average common shares outstanding	5,118,778	5,534,278	5,109,818	5,538,900
Effect of dilutive securities (options)	64,211	76,513	75,499	67,257
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,182,989	5,610,791	5,185,317	5,606,156

Diluted earnings per share:
Continuing operations	$0.20	$—	$0.03	$0.28
Discontinued operations	0.04	0.01	0.04	0.01

Net earnings	$0.24	$0.01	$0.07	$0.29

D.	OPERATING SEGMENT INFORMATION

The Company’s significant operating segments are hotel operations, franchising, management and reservation services, and construction and development. None of the Company’s segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company’s operations by segment follows (in thousands of dollars):

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Revenues:
Hotel revenues	$4,897	$4,257	$10,386	$9,572
Franchising, management and reservation services	1,877	1,457	3,942	2,665
Construction and development	1,037	8,739	6,575	16,679
Elimination of intersegment revenue	(888)	(3,920)	(3,534)	(7,643)

Total revenues	$6,923	$10,533	$17,369	$21,273

Operating profit (loss):
Hotel	$861	$1,028	$1,841	$1,828
Franchising, management and reservation services	(8,224)	(1,164)	(9,986)	(3,082)
Construction and development	(1,058)	277	(1,055)	832

Total operating profit (loss)	$(8,421)	$141	$(9,200)	$(422)

Capital expenditures:
Hotel	$951	$3,782	$3,708	$7,062
Franchising, management and reservation services	268	181	618	1,527
Construction and development	62	—	1,841	—

Total capital expenditures	$1,281	$3,963	$6,167	$8,589

Depreciation and amortization:
Hotel	$904	$736	$1,890	$1,847
Franchising, management and reservation services	217	248	445	583
Construction and development	14	16	32	30

Total depreciation and amortization	$1,135	$1,000	$2,367	$2,460

	As of	As of
	July 14,	December 30,
	2002	2001

Total assets:
Hotel	$147,865	$152,142
Franchising, management and reservation services	47,573	44,500
Construction and development	6,297	9,945

Total assets	$201,735	$206,587

E.	CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The construction of a hotel was completed for a third party during 2001 and a balance of approximately $2,000,000 remains uncollected. The Company has a lien against the property and has filed an arbitration claim against the owner. The arbitration hearing was originally scheduled for July 22, 2002, but was rescheduled for August 12, 2002, and began on that date. Final arguments were deferred to September 23, 2002. While the outcome of the proceeding cannot presently be determined, management does not believe it is probable that the carrying value of the receivable has been impaired. Accordingly, an allowance for doubtful collectibility was not deemed necessary at July 14, 2002. Should the Company be unsuccessful in the arbitration hearing, the required write-off of the receivable would be charged to operations at that time.

On June 28, 2001, the Company filed an arbitration proceeding against Prime Hospitality Corp., seeking $20,000,000 in monetary damages related to the non-use of the Company’s reservation center as agreed. The arbitration hearing was held during the week of April 15, 2002. The results of the arbitration proceeding were released on June 28, 2002. The Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the Agreement. The Arbitrator accordingly awarded the Company its full damages of $8.9 million, to be paid within 30 days of the award. Prime paid the award by wire transfer to an escrow account on August 1, 2002. The escrow agent wired the funds to the Company, and the Company received the $8.9 million on August 2, 2002. The Company has recorded the $8.9 million receivable and earnings in its second fiscal quarter of 2002.

F.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized effective January 1, 2002, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. The Company has completed the required transitional impairment tests, and the results of the tests had no effect on operations or financial position of the Company. As discussed in Note H, events that occurred in the second quarter of 2002 caused certain intangible assets to become worthless and be written off.

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Reported net earnings	$1,261,818	$53,291	$358,851	$1,638,956
Add: Goodwill and indefinite lived assets amortization, net of tax	—	60,194	—	140,456

Pro forma adjusted net earnings	$1,261,818	$113,485	$358,851	$1,779,412

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (“SFAS No. 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The extraordinary gain on extinguishment of debt of $169,400 for the 12 weeks ended July 15, 2001, and $256,165 for the 28 weeks ended July 15, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

G.	GUESTHOUSE FRANCHISE ACQUISITION

On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (GuestHouse) for $1.6 million of cash. The results of operations of GuestHouse are included in the consolidated statement of earnings from the acquisition date forward. GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating, has an additional 12 properties currently under development of which 5 are scheduled to open in 2002, and has an additional 27 license agreements in various stages of completion. As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand, and expects the transaction to be accretive to earnings beginning with the fiscal year ending December 29, 2002. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. Four of the Company-owned Shoney’s Inns have thus far been converted to the GuestHouse brand, three of which were converted in the second quarter and one subsequent July 14, 2002.

H.	WRITE-OFF OF INTANGIBLE ASSETS

The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2002, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,256 for the Sumner Suites trademark was written off in the second quarter.

The Company carried intangible assets (deferred charges and goodwill) related to the acquisition and modifications of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6,432,379. The Company has been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchises have exited the Shoney’s Inn system for several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company has decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights has been determined to be worthless. Consequently, the balance of $6,432,379 was written off in the second quarter.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

     The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of July 14, 2002, the Shoney’s Inn lodging system consists of 67 Shoney’s Inns containing 6,334 rooms of which 8 containing 916 rooms are owned and operated by the Company. Shoney’s Inns are currently located in 15 states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

     On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which as of July 14, 2002, consisted of 74 properties containing 5,099 rooms open and operating in 20 states, including nine states in which Shoney’s Inns operate. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

     The Company plans to convert the name of the Shoney’s Inn chain to the GuestHouse brand as soon as practical. Four of the GuestHouse Inns & Suites containing 462 rooms included above as of July 14, 2002, were Company-owned Shoney’s Inns & Suites prior to their conversion to the GuestHouse brand in the second quarter of this year.

     The Company’s operations have been supplemented by contract revenues from construction and development of hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 14, 2002 and July 15, 2001 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 14, 2002 and July 15, 2001

     Total operating revenues for the quarter ended July 14, 2002, were $6.9 million, or 34.3% less than the total operating revenues of $10.5 million reported for the second quarter of 2001. For the fiscal year-to-date period ended July 14, 2002, total operating revenues were $17.4 million, or 18.4% less than the total operating revenues of $21.3 million for the comparable period of 2001.

     Revenues from hotel operations in the second fiscal quarter increased by $704,000, or 22.1%, from the $3.2 million reported for the same period last year. For the 11 same hotels opened for all of both quarterly periods, an increase of 0.3% in average daily room rates, from $50.37 in the second quarter of 2001 to $50.54 in the second quarter of 2002, and a decrease in average occupancy rates on these hotels from 58.4% to 49.1% this year, were the primary causes of a decrease in same hotel revenues of 16.5% from $3.2 million in the second quarter of 2001 to $2.7 million in the second quarter of 2002. The Company sold two Shoney’s Inns in April of 2001 and one Shoney’s Inn in June of 2002, acquired a Baymont Inn & Suites in November of 2001, and opened two AmeriSuites hotels – one in October of 2001 and one in February of 2002. The revenue effects of the Shoney’s Inn sold in June of 2002 is reflected in discontinued operations. The three hotels added since the second quarter of 2001 contributed $1.2 million to hotel revenues in the second quarter of 2002.

     Revenues from hotel operations in the first two quarters increased by $821,000, or 11.4%, from the $7.2 million reported for the same period last year. For the 11 same hotels opened for all of both year-to-date periods, a decrease of 0.5% in average daily room rates, from $50.31 in 2001 to $50.06 in 2002, and a decrease in average occupancy rates on these hotels from 51.6% to 46.0% this year, were the primary causes of a decrease in same hotel revenues of 12.4% from $6.6 million in the first two fiscal quarters of 2001 to $5.8 million in the first two fiscal quarters of 2002. The two Shoney’s Inns sold in the second quarter of 2001 contributed $638,000 to 2001 year-to-date hotel revenues. The three hotels added since the second quarter of 2001 contributed $2.3 million to hotel revenues in the first two quarters of 2002.

     The Company owns and operates primarily Shoney’s Inns (soon to be converted to GuestHouse Inns & Suites). RevPAR (revenue per available room) for all Company-owned Shoney’s Inns (including the four already converted to GuestHouse Inns & Suites during the second quarter of this year) decreased from $29.42 in the second quarter of 2001 to $24.79 in the second quarter of 2002. These RevPAR’s also represent the 11 Shoney’s Inns / GuestHouse same-hotels’ RevPAR. For the first two quarters of this year, RevPAR for all Company-owned Shoney’s Inns (including the four converted to

GuestHouse Inn & Suites) decreased from $25.99 in the first two quarters of 2001 to $23.02 in the first two quarters of 2002. The 11 Shoney’s Inns / GuestHouse same-hotels’ RevPAR decreased from $25.98 in the first two quarters of 2001 to $23.02 in the first two quarters of 2002.

     Franchising, management and reservation service revenues increased by $430,000, or 38.8%, in the second quarter of 2002 from the second quarter of 2001. Initial and termination franchise fees decreased by $29,000, royalty fees increased by $152,000, management fees decreased by $446,000 and reservation fees increased by $758,000 from the second quarter of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. Franchising, management and reservation service revenues increased by $1.3 million, or 71.4%, in the first two quarters of 2002 from the first two quarters of 2001. Initial and termination franchise fees increased by $3,000, royalty fees increased by $120,000, management fees decreased by $449,000 and reservation fees increased by $1.7 million from the first two quarters of last year. Management fee revenues on 16 hotel management contracts which became effective April 20, 2001, have not been accrued nor collected in 2002, but were accrued and collected in the second quarter of 2001 in the amount of $444,000. The management fee revenue on these 16 management contracts will be recorded in the future only as payments are received.

     Revenues from construction and development activities were $649,000 in the second quarter of 2002 and $4.2 million in the first two quarters of 2002 on two third party construction contracts in progress, versus $5.3 million and $10.2 million in the second quarter and first two quarters of 2001, respectively, on six third party construction contracts in progress. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities.

     Rent income in the second quarter of 2002 increased by $26,000, to $822,000, from $796,000, in the second quarter of 2001. Rent income in the first two quarters of 2002 decreased by $30,000, to $1.87 million, from $1.90 million, in the first two quarters of 2001. The primary source of rent income is from the lease of three AmeriSuites hotels which are being operated by Prime Hospitality Corp. The decrease in year-to-date rent income was due to the sale of some restaurants to the lessees.

     Operating expenses from hotel operations for the second quarter of 2002 increased by $553,000, or 23.6%, from $2.3 million in the second quarter of 2001. Hotel operating expenses on the 11 same-hotels were $2.1 million in the second quarter of 2002 compared to $2.3 million in the second quarter of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 73.6% in the second quarter of 2001 to 74.5% in the second quarter of 2002; operating expenses as a percentage of operating revenues on the 11 same-hotels increased from 73.6% in the second quarter of 2001 to 80.7% in the second quarter of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

     Operating expenses from hotel operations for the first two quarters of 2002 increased by $727,000, or 13.3%, from $5.5 million in the first two quarters of 2001. Hotel operating expenses on the 11 same-hotels were $4.7 million in the first two quarters of 2002 compared to $5.0 million in the first two quarters of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 76.0% in the first two quarters of 2001 to 77.3% in the first two quarters of 2002; operating expenses as a percentage of operating revenues on the 11 same-hotels increased from 76.0% in the first two quarters of 2001 to 82.5% in the first two quarters of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

     Franchising, management and reservation service operating expenses increased by $443,000, or 99.8%, from the second quarter of 2001 to the second quarter of 2002, and by $992,000, or 106.5%, from the first two quarters of 2001 to the first two quarters of 2002. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the second quarter of 2001.

     Construction and development costs in the second quarter of 2002 were $1.7 million on the two third party construction contracts in progress versus $5.1 million in the second quarter of 2001 on the six third party construction contracts in progress at that time. Construction and development costs in the first two quarters of 2002 were $5.2 million on the two third party construction contracts in progress versus $9.4 million in the first two quarters of 2001 on the six third party construction contracts in progress at that time.

     Rent expense increased by $4,000 in the second quarter of this year from last year’s second quarter, and decreased by $1,000 in the first two quarters of this year from last year’s first two quarters. The Company leased only one hotel property in both years.

     General and administrative expenses increased by $414,000, or 30.6%, from the second quarter of 2001, and increased by $643,000, or 20.8%, from the first two quarters of 2001. The increases were due primarily to increased professional fees and insurance costs. The increase in professional fees was due primarily to legal fees incurred in the arbitration proceeding against Prime Hospitality Corp. (see discussion of arbitration award below).

     Depreciation and amortization expense increased by $134,000, or 13.4%, from the second quarter of 2001. A reduction of $97,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Increases in depreciation of $159,000 was due to the three hotels added since the second quarter of 2001. Depreciation of the 11 hotels owned and operated for all of both quarterly periods increased by $11,000, and depreciation increased by $61,000 due to other net additions to depreciable assets other than hotels.

     Depreciation and amortization expense decreased by $93,000, or 3.8%, from the first two quarters of 2001. A reduction of $227,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Further reductions of $118,000 were due to the sale of the two hotels in the first quarter of 2001, offset with increases in depreciation of $338,000 due to the three hotels added since the second quarter of 2001. Depreciation of the 11 hotels owned and operated for all of both quarterly periods decreased by $174,000, and depreciation increased by $88,000 due to other net additions to depreciable assets other than hotels.

     The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2000, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,000 for the Sumner Suites trademark was written off in the second quarter. The Company carried intangible assets (deferred charges and goodwill) related to the acquisition and modifications of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6.4 million. The Company has been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchises have exited the Shoney’s Inn system for several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company has decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights has been determined to be worthless. Consequently, the balance of $6.4 million was written off in the second quarter.

     The net gain of $48,000 recognized on sale of property in the second quarter of 2002 totaled a $310,000 gain, primarily from the sale of excess land in the quarter, partially offset by a loss of $262,000 due to costs incurred on an exchange of two hotels related to the sale of leasehold interests in 2000. The net gain recognized on sale of property in the first two quarters of 2002 totaled $147,000, primarily from the sale of excess land, partially offset by the costs of the hotel exchanged as discussed above. The gain recognized on the sales of property in the first two quarters of 2001 totaled $3.7 million and was primarily from the Company’s sale of two hotels and three restaurants, a portion of which the gain was deferred on one of the hotels and two of the restaurants and which is being recognized on the installment method of accounting until full accrual accounting is warranted.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $130,000 of its 7.50% subordinated debentures in the second quarter of 2002 at a discount, recognizing a gain of $32,000, and in the first two quarters of 2002, the Company repurchased $1.0 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $284,000. In the second quarter of 2001, the Company repurchased $558,000 of these debentures at a discount, recognizing a gain of $169,000, and in the first two quarters of 2001, the Company repurchased $808,000 of its 7.50% subordinated debentures at a discount, recognizing a gain of $256,000. Additionally, in the second quarter of 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its previously repurchased senior subordinated notes for $7.5 million of its outstanding 7.50% subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense increased by $338,000, or 18.3%, while interest income decreased by $362,000, or 22.0%, from the second quarter of 2001. For the first two quarters of 2002, interest expense increased by $409,000, or 9.5%, while interest income decreased by $713,000, or 19.1%, from the first two quarters of 2001. The increase in interest expense was due primarily to higher levels of borrowing on the Company’s bank credit facilities in the first two quarters of 2002 than in the first two quarters of 2001. Interest income increased due to seller financing of a portion of the sales price of two Shoney’s Inns sold to franchisees in April of 2001, and one Shoney’s Inn sold in June of 2002, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

     The Company had filed an arbitration claim against Prime Hospitality Corp. in June of 2001 seeking monetary damages related to the non-use of the Company’s reservation center as agreed. In June of 2002, the Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the agreement, and accordingly awarded the Company its full damages of $8.9 million. Prime paid the award to the Company on August 1, 2002.

     Discontinued operations resulted from the sale of one hotel in the second quarter of 2002. The effect of this hotel’s operations and the gain on the sale of the hotel has been removed from operating earnings and from the gain on sale of property and leasehold interests in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $7.5 million in the first two quarters of 2002, compared with $1.5 million provided by operating activities in the first two quarters of 2001.

     The Company’s cash flows used in investing activities were $2.9 million in the first two quarters of 2002, compared with $241,000 for the comparable period in 2001. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $6.2 million in the first two quarters of 2002 and $8.6 million in the first two quarters of 2001. Proceeds from the sale of property and leasehold interests were $1.9 million in the first two quarters of 2002 versus $2.8 million for the comparable period in 2001.

     Net cash provided by financing activities was $8.4 million in the first two quarters of 2002 compared with $1.3 million used in financing activities in the first two quarters of 2001. Borrowings, net of repayments, on long-term debt and capitalized lease obligations were $9.1 million in the first two quarters of 2002 versus $1.2 million repayments in excess of borrowings in the first two quarters of 2001. Borrowings in the first two quarters of 2002 include the re-issuance at a discount from face value (in a negotiated transaction) of $8.2 million of long-term debt previously repurchased in the open market or in privately negotiated transactions. The repayments in the first two quarters of 2002 and the first two quarters of 2001 include $8.5 million and $808,000, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first two quarters of 2002, the Company repurchased 25,000 shares of its common stock for $148,000 pursuant to a plan to repurchase up to $23.0 million of the Company’s outstanding common stock; in the first two quarters of 2001, the Company repurchased 11,000 shares of its common stock for $54,000.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of July 14, 2002, the Company had $23.5 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $13.5 million on the revolving line of credit.

     The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. As of July 14, 2002, the Company had no borrowings outstanding under this credit facility.

     The Company opened one new hotel in the first two quarters of 2002 and none in the first two quarters of 2001. As of the end of the second fiscal quarter of 2002, no Company-owned hotels were under construction. There are no plans to develop or operate additional Company-owned hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the second fiscal quarter of 2002, approximately 3.6 million shares had been repurchased at a cost of $20.5 million.

     The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. On August 27, 2002, the Company filed a registration statement with the Securities and Exchange Commission an exchange offer and consent solicitation regarding the senior subordinated notes which, if consummated, would allow the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months.

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the second fiscal quarter ended July 14, 2002.

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

PART II — OTHER INFORMATION

Item 1.	On June 28, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation (“Prime”) based on Prime’s failure to commence use of the Company’s reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company sought $20 million in monetary damages. The parties selected an arbitrator, and the arbitration hearing was held during the week of April 15, 2002. The results of the arbitration proceeding were released on June 28, 2002. The Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the Agreement. The Arbitrator accordingly awarded the Company its full damages of $8.9 million, to be paid within 30 days of the award. The Company filed a Motion to Confirm the award with the Chancery Court for Sumner County, Tennessee. Prime paid the award by wire transfer to an escrow account on August 1, 2002. The escrow agent wired the funds to the Company, and the Company received the $8.9 million on August 2, 2002. The Company recorded the $8.9 million in earnings in its second fiscal quarter. The case is now concluded.

No material developments occurred during the second quarter ended July 14, 2002 with respect to any other pending litigation.

Item 4.	Submission of Matters to a vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 24, 2002, 5,118,778 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following directors:

	Vote Cast

Name of Nominee	For	Withheld

Helen L. Moskovitz	5,051,174	26,848
Richard L. Johnson	5,058,174	19,848

The names of the directors whose terms of office as directors continued after the annual meeting of shareholders are: Leon Moore, Bob Marlowe, Earl H. Sadler and David M. Resha

Item 6.	Exhibits and Reports on Form 8-K

6(a) Exhibits -

Exhibit 99.1 – Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

6(b) Reports on Form 8-K

A Form 8-K was filed on May 17, 2002, relating to the completion of a transaction on May 2, 2002, involving the acquisition by the Company of 100% of the common stock of GuestHouse International Franchise Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: August 27, 2002	/S/ Leon Moore

Leon Moore President, Chief Executive Officer, Principal Executive Officer, Director

Date: August 27, 2002	/S/ Bob Marlowe

Bob Marlowe Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer, Director