Form 10-Q
period 2002-10-06
SHOLODGE INC
filed 2002-11-18
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter Ended October 6, 2002	Commission File No. 0-19840

SHOLODGE, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive North, Hendersonville, Tennessee (address of principal executive offices)	37075 (Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

     As of November 15, 2002, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 6,	December 30,
	2002	2001(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,060,736	$2,704,161
Restricted cash	200,000	200,000
Accounts receivable:
Accounts receivable-trade, net	4,186,634	3,557,591
Construction contracts	5,927,117	4,016,502
Costs and estimated earnings in excess of billings on construction contracts	401,564	3,063,747
Prepaid expenses	661,869	365,849
Notes receivable, net	63,247,337	1,728,340
Other current assets	170,995	153,766

Total current assets	75,856,252	15,789,956
Notes receivable, net	10,151,457	68,227,306
Restricted cash	24,194	1,781,747
Property and equipment	114,182,786	123,112,190
Less accumulated depreciation and amortization	(22,098,664)	(21,944,927)

	92,084,122	101,167,263
Land under development or held for sale	11,124,795	9,254,986
Deferred charges, net	2,345,670	6,111,825
Goodwill, net	765,711	2,387,100
Trademark, franchise costs and reservation rights, net	128,104	408,559
Other assets	1,269,578	1,457,907

	$193,749,883	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements.
See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 6,	December 30,
	2002	2001(1)

	(unaudited)
Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,876,447	$14,171,631
Taxes payable other than on income	569,142	476,809
Income taxes payable	1,057,258	3,859,873
Current portion of long-term debt	4,009,967	4,058,700

Total current liabilities	14,512,814	22,567,013
Long-term debt, less current portion	86,991,637	86,293,381
Deferred income taxes	992,275	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,366,829	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	824,750	786,477

Total liabilities	105,688,305	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of October 6, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	65,863,900	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	—	100,307
Notes receivable from officer, net of discount of $148,305 and $181,444, as of October 6, 2002 and December 30, 2001, respectively	(1,382,943)	(1,349,805)

Total shareholders’ equity	88,061,578	89,272,537

	$193,749,883	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements.
See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	12 weeks ended				40 weeks ended

	October 6,	October 7,			October 6,	October 7,
	2002	2001			2002	2001

Revenues:
Hotel	$3,520,189		$2,905,125		$11,550,205		$10,114,528
Franchising, management and reservation services	1,478,344		1,060,872		4,701,111		2,940,829
Construction and development	2,934,630		7,891,073		7,114,691		18,048,458
Rent income	777,722		800,269		2,647,386		2,700,249
Other income	(25,470)		8,171		40,805		134,012

Total revenues	8,685,415		12,665,510		26,054,198		33,938,076
Cost and expenses:
Hotel	3,141,537		2,353,337		9,347,601		7,832,266
Franchising, management and reservation services	1,159,087		494,907		3,082,636		1,426,563
Construction and development	3,052,646		7,425,456		8,270,784		16,846,922
Rent expense, net	161,507		156,589		470,990		466,438
General and administrative	1,548,815		1,324,866		5,284,760		4,417,648
Depreciation and amortization	1,016,509		982,338		3,383,156		3,442,386
Write-off of goodwill	—		—		2,387,100		—
Write-off of franchise and trademark costs	—		—		4,421,535		—

Total cost and expenses	10,080,101		12,737,493		36,648,562		34,432,223

Operating loss	(1,394,686)		(71,983)		(10,594,364)		(494,147)
Gain on sale of property and leasehold interests	449,632		117,675		596,897		3,797,066
Gain on sale of available-for-sale securities	314,998		—		314,998		—
Gain on early extinguishments of debt	101,460		591,694		2,605,218		847,859
Interest expense	(2,184,446)		(1,692,095)		(6,901,969)		(6,000,632)
Interest income	1,216,615		1,343,306		4,235,872		5,075,656
Arbitration award	—		—		8,900,000		—

(Loss) earnings from continuing operations before income taxes and minority interests	(1,496,427)		288,597		(843,348)		3,225,802
Income tax benefit (expense)	37,000		(198,000)		(421,000)		(1,521,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(12,009)		(12,924)		(38,271)		(44,951)

(Loss) earnings from continuing operations	(1,471,436)		77,673		(1,302,619)		1,659,851
Discontinued operations:
(Loss) income from operations of hotel disposed of, net of income tax effect	(19,641)		14,055		(40,082)		70,833
(Loss) gain on disposal of hotel, net of income tax effect	(5,403)		—		205,072		—

Net (loss) earnings	$(1,496,480)		$91,728		$(1,137,629)		$1,730,684

Net (loss) earnings per common share:
Basic:
Continuing operations		$(0.29)		$0.01		$(0.25)		$0.30
Discontinued operations:
Operations of hotel disposed of	(0.00)		0.01		(0.01)		0.01
(Loss) gain on sale of hotel disposed of	(0.00)		—		0.04		—

Net (loss) earnings	$(0.29)		$0.02		$(0.22)		$0.31

Diluted:
Continuing operations		$(0.29)		$0.01		$(0.25)		$0.30
Discontinued operations:
Operations of hotel disposed of	(0.00)		0.01		(0.01)		0.01
(Loss) gain on sale of hotel disposed of	(0.00)		—		0.04		—

Net (loss) earnings	$(0.29)		$0.02		$(0.22)		$0.31

Weighted average common shares outstanding:
Basic	5,118,778		5,521,873		5,112,506		5,533,792

Diluted	5,118,778		5,604,016		5,112,506		5,605,611

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	40 weeks ended

	October 6, 2002	October 7, 2001

Cash flows from operating activities
(Loss) earnings from continuing operations	$(1,302,619)	$1,659,851
Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in operating activities:
Gain from discontinued operations	164,990	70,833
Depreciation and amortization	3,383,156	3,442,386
Write-off of goodwill and other intangible assets	6,808,635	—
Amortization of deferred charges recorded as interest expense	462,757	496,360
Accretion of debt recorded as interest expense	201,852	—
Recognition of previously deferred gains	(178,175)	(255,148)
Gain on sale of property and other assets	(596,897)	(3,797,066)
Gain on sale of available-for-sale securities	(314,998)	—
Gain on early extinguishments of debt	(2,605,218)	(847,859)
Increase in minority interest in equity of consolidated subsidiaries and partnerships	38,271	44,951
Changes in assets and liabilities:
Trade receivables	(629,043)	(286,280)
Construction contract receivables	(1,910,615)	(1,709,577)
Costs and estimated earnings in excess of billings on construction contracts	2,662,183	(6,070,625)
Income and other taxes receivable and payable	(2,710,282)	603,753
Prepaid expenses	(296,020)	(164,690)
Other assets	167,791	413,158
Accounts payable and accrued expenses	(5,295,184)	4,821,774

Net cash used in operating activities	(1,949,416)	(1,578,179)
Cash flow from investing activities
Restricted cash	1,758,364	10,373,176
(Advances to) payments received on notes receivable	(58,170)	472,657
Capital expenditures	(6,885,132)	(14,111,405)
Proceeds from sale of property and leasehold interests	2,794,998	2,899,018
Proceeds from sale of investment securities	428,415	—

Net cash used in investing activities	(1,961,525)	(366,554)
Cash flow from financing activities
Deferred loan costs	(795,146)	(110,030)
Proceeds from long-term debt	23,970,000	4,500,000
Payments on long-term debt	(20,967,453)	(5,475,163)
Exercise of stock options	208,125	4,001
Purchase of treasury stock	(148,010)	(270,385)

Net cash provided by (used in) financing activities	2,267,516	(1,351,577)
Net decrease in cash and cash equivalents	(1,643,425)	(3,296,310)
Cash and cash equivalents — beginning of period	2,704,161	5,339,689

Cash and cash equivalents — end of period	$1,060,736	$2,043,379

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

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 6, 2002 and October 7, 2001 are not necessarily indicative of the operating results for the entire year.

B.	EXCHANGE AND SALE OF PROPERTIES

The Company opened a new AmeriSuites hotel in October 2001 and another in February 2002. In accordance with the July 2000 agreement in which the Company sold its operating interests in 27 AmeriSuites hotels, the Company was obligated to exchange either one or both of the AmeriSuites hotels with the purchaser, at its landlord’s option, for one or two specific existing hotels of the same brand and number of rooms previously operated by the Company prior to July 2000. The exchange option was exercised on both hotels, and the exchanges were completed in the first quarter of 2002. The two hotels received in the exchanges were recorded at the historical cost basis of each of the two new AmeriSuites hotels less the previously deferred gain on sale/leaseback.

The Company sold one hotel in Sugar Land, Texas, and a parcel of undeveloped land in the second quarter ended July 14, 2002. The sale of land resulted in the recognition of $301,557 in gains on sales of properties. Cumulative sales prices for the hotel and land were $5,315,043, of which $1,863,082 was cash proceeds. Operating earnings or losses and the gain on the sale of $331,073 have been eliminated from continuing operations for all periods presented and reflected as discontinued operations, net of income tax effect. Balance sheet reclassifications as of December 30, 2001 were not made because of the insignificance of such amounts to the consolidated amounts: At December 30, 2001, this hotel had $63,812 in current assets, $4,442,462 in property and equipment (net of accumulated depreciation), $22,921 in other assets, $137,135 in current liabilities, $7,182,419 due to related parties, and $2,790,359 in stockholder’s deficit.

In the third quarter of 2002, the Company also sold two restaurants for cash to their operators who previously leased them from the Company. The two sales resulted in the recognition of $454,597 in gains on sale of properties.

The Company sold two hotel and three restaurant properties in the first quarter ended April 22, 2001, resulting in the recognition of $3,606,717 in gain on sale of properties, and the deferral of an additional $717,941 to be recognized in future periods under the installment method of accounting. The restaurant properties were leased to third parties prior to the sales. Cumulative sales prices for the five properties were $9,590,606, of which $2,258,102 was cash proceeds.

C.	EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 6, 2002, and October 7, 2001:

	12 WEEKS ENDED		40 WEEKS ENDED

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Basic:
(Loss) earnings from continuing operations	$(1,471,436)	$77,673	$(1,302,619)	$1,659,851
(Loss) earnings from discontinued operations	(25,044)	14,055	164,990	70,833

Net (loss) earnings applicable to common stock	$(1,496,480)	$91,728	$(1,137,629)	$1,730,684

Shares:
Weighted average common shares outstanding	5,118,778	5,521,873	5,112,506	5,533,792

Basic (loss) earnings per share:
Continuing operations	$(0.29)	$0.01	$(0.25)	$0.30
Discontinued operations	0.00	0.01	0.03	0.01

Net (loss) earnings	$(0.29)	$0.02	$(0.22)	$0.31

Diluted:
(Loss) earnings from continuing operations	$(1,471,436)	$77,673	$(1,302,619)	$1,659,851
(Loss) earnings from discontinued operations	(25,044)	14,055	164,990	70,833

Net (loss) earnings applicable to common stock	(1,496,480)	91,728	(1,137,629)	1,730,684
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted (loss) earnings per share	$(1,496,480)	$91,728	$(1,137,629)	$1,730,684
Shares:
Weighted average common shares outstanding	5,118,778	5,521,873	5,112,506	5,533,792
Effect of dilutive securities (options)	—	82,143	—	71,819
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,118,778	5,604,016	5,112,506	5,605,611

Diluted (loss) earnings per share:
Continuing operations	$(0.29)	$0.01	$(0.25)	$0.30
Discontinued operations	0.00	0.01	0.03	0.01

Net (loss) earnings	$(0.29)	$0.02	$(0.22)	$0.31

D.	OPERATING SEGMENT INFORMATION

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

	12 WEEKS ENDED		40 WEEKS ENDED

	Oct. 6,	Oct. 7,	Oct. 6,	Oct. 7,
	2002	2001	2002	2001

Revenues:
Hotel revenues	$4,405	$3,852	$14,791	$13,424
Franchising, management and reservation services	1,773	1,379	5,715	4,043
Construction and development	3,067	12,583	9,642	29,262
Elimination of intersegment revenue	(560)	(5,148)	(4,094)	(12,791)

Total revenues	$8,685	$12,666	$26,054	$33,938

Operating loss:
Hotel	$252	$521	$2,093	$2,349
Franchising, management and reservation services	(1,546)	(1,113)	(11,531)	(4,195)

Construction and development	(101)	520	(1,156)	1,352

Total operating loss	$(1,395)	$(72)	$(10,594)	$(494)

Capital expenditures:
Hotel	$488	$4,916	$4,196	$11,978
Franchising, management and reservation services	205	534	822	2,061
Construction and development	26	72	1,867	72

Total capital expenditures	$719	$5,522	$6,885	$14,111

Depreciation and amortization:
Hotel	$783	$737	$2,673	$2,584
Franchising, management and reservation services	220	232	665	814
Construction and development	14	13	45	44

Total depreciation and amortization	$1,017	$982	$3,383	$3,442

	As of	As of
	Oct. 6,	December 30,
	2002	2001

Total assets:
Hotel	$146,460	$152,142
Franchising, management and reservation services	37,994	44,500
Construction and development	9,296	9,945

Total assets	$193,750	$206,587

E.	CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The construction of a hotel was completed for a third party during 2001 and a balance of approximately $2,000,000 remains uncollected. The Company had a lien against the property and filed an arbitration claim against the owner. The arbitration hearing was originally scheduled for July 22, 2002, but was rescheduled for August 12, 2002, and began on that date. Final arguments were deferred to September 30, 2002, and were held on that date. On October 30, 2002, the Company was awarded substantially all of its claim, to be paid within 30 days of the award.

On June 28, 2001, the Company filed an arbitration proceeding against Prime Hospitality Corp., seeking $20,000,000 in monetary damages related to the non-use of the Company’s reservation center as agreed. The arbitration hearing was held during the week of April 15, 2002. The results of the arbitration proceeding were released on June 28, 2002. The Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the Agreement. The Arbitrator accordingly awarded the Company its full damages of $8.9 million, to be paid within 30 days of the award. Prime paid the award by wire transfer to an escrow account on August 1, 2002. The escrow agent wired the funds to the Company, and the Company received the $8.9 million on August 2, 2002. The Company recorded the $8.9 million receivable and earnings in its second fiscal quarter of 2002.

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

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

	12 WEEKS ENDED		40 WEEKS ENDED

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Reported net (loss) earnings	$(1,496,480)	$91,728	$(1,137,629)	$1,730,684
Add: Goodwill and indefinite lived assets amortization, net of tax	—	60,190	—	200,646

Pro forma adjusted net earnings	$(1,496,480)	$151,918	$(1,137,629)	$1,931,330

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The extraordinary gain on extinguishment of debt of $591,694 for the 12 weeks ended October 7, 2001, and $847,859 for the 40 weeks ended October 7, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

G.	GUESTHOUSE FRANCHISE ACQUISITION

On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (GuestHouse) for $1.6 million of cash and incurred $100,000 transaction costs. The estimated fair values of assets acquired were $184,000 for accounts receivable, $750,000 for franchise rights with an estimated useful life of three years, and $766,000 for goodwill. The gross carrying amount of franchise rights was $750,000 as of October 6, 2002, and accumulated amortization was $108,000. Amortization expense for the 12 weeks and 40 weeks ended October 6, 2002, was $57,000 and $108,000, respectively. Franchise rights will be amortized in the amounts of $166,000 in 2002, $250,000 in 2003, $250,000 in 2004, and $84,000 in 2005. All goodwill is in the franchising and management segment. The results of operations of GuestHouse are included in the consolidated statement of earnings from the acquisition date forward. GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating (including 11 converted from Shoney’s Inns). As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand, and expects the transaction to be accretive to earnings beginning with the fiscal year ending December 29, 2002. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. Seven of the Company-owned Shoney’s Inns have thus far been converted to the GuestHouse brand, three of which were converted in the third quarter ended October 6, 2002. Four franchised Shoney’s Inns were converted to the GuestHouse brand in the third quarter. The following pro forma information reflects the operations of GuestHouse in 2002 and 2001, as if the transaction had occurred as of the first day of the period reported on (in thousands, except per share data):

	12 Weeks Ended		40 Weeks Ended

	Oct. 6,	Oct. 7,	Oct. 6,	Oct. 7,
	2002	2001	2002	2001

Net operating revenue	$8,685	$13,113	$26,550	$35,206
Earnings (loss) from continuing operations	(1,471)	(194)	(1,443)	499
Net income (loss)	(1,496)	(180)	(1,278)	570
Earnings (loss) per share:
Basic	$(0.29)	$(0.03)	$(0.25)	$0.10
Diluted	$(0.29)	$(0.03)	$(0.25)	$0.10

The pro forma results of operations do not purport to represent what the Company’s results would have been had such transaction, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

H.	WRITE-OFF OF INTANGIBLE ASSETS

The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2002, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,256 for the Sumner Suites trademark, which was included in the franchising and management segment, was written off in the second quarter.

The Company carried intangible assets (deferred charges of $4,045,279 and goodwill of $2,387,100) related to the acquisition and modifications of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6,432,379, which was included in the franchising and management segment. The Company has been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchises have exited the Shoney’s Inn system for several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company has decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights has been determined to be worthless. Consequently, the balance of $6,432,379 was written off in the second quarter.

I.	RELATED PARTY TRANSACTION

The president and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due on February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

     The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of October 6, 2002, the Shoney’s Inn lodging system consists of 64 Shoney’s Inns containing 5,921 rooms of which 5 containing 585 rooms are owned and operated by the Company. Shoney’s Inns are currently located in 15 states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

     On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which as of October 6, 2002, consisted of 69 properties containing 4,945 rooms open and operating in 20 states, including nine states in which Shoney’s Inns operate. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

     The Company plans to convert the name of the Shoney’s Inn chain to the GuestHouse brand as soon as practical. Seven of the GuestHouse Inns & Suites containing 788 rooms included above as of October 6, 2002, were Company-owned Shoney’s Inns & Suites prior to their conversion to the GuestHouse brand in the second and third quarters of this year.

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

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 6, 2002 and October 7, 2001 are not necessarily indicative of the operating results for the entire year.

Results of Operations

     For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 6, 2002 and October 7, 2001

     Total operating revenues for the quarter ended October 6, 2002, were $8.7 million, or 31.4% less than the total operating revenues of $12.7 million reported for the third quarter of 2001. For the fiscal year-to-date period ended October 6, 2002, total operating revenues were $26.1 million, or 23.2% less than the total operating revenues of $33.9 million for the comparable period of 2001. The decreases were due to a decrease in construction and development revenues of $5.0 million and $10.9 million in the third quarter and in the first three quarters, respectively.

     Revenues from hotel operations in the third fiscal quarter increased by $615,000, or 21.2%, from the $2.9 million reported for the same period last year. For the 11 same hotels opened for all of both quarterly periods, a decrease of 3.4% in average daily room rates, from $51.59 in the third quarter of 2001 to $49.85 in the third quarter of 2002, and a decrease in average occupancy rates on these hotels from 52.0% to 43.7% this year, were the primary causes of a decrease in same hotel revenues of 20.2% from $2.9 million in the third quarter of 2001 to $2.3 million in the third quarter of 2002. The Company sold two Shoney’s Inns in April of 2001 and one Shoney’s Inn in June of 2002, acquired a Baymont Inn & Suites in November of 2001, and opened two AmeriSuites hotels – one in October of 2001 and one in February of 2002. The revenue effects of the Shoney’s Inn sold in June of 2002 is reflected in discontinued operations. The three hotels added since the second quarter of 2001 contributed $1.2 million to hotel revenues in the third quarter of 2002.

     Revenues from hotel operations in the first three quarters increased by $1.4 million, or 14.2%, from the $10.1 million reported for the same period last year. For the 11 same hotels opened for all of both year-to-date periods, a decrease of 1.4% in average daily room rates, from $50.70 in 2001 to $50.00 in 2002, and a decrease in average occupancy rates on these hotels from 51.8% to 45.3% this year, were the primary causes of a decrease in same hotel revenues of 14.8% from $9.5 million in the first three fiscal quarters of 2001 to $8.1 million in the first three fiscal quarters of 2002. The two Shoney’s Inns sold in the second quarter of 2001 contributed $638,000 to 2001 year-to-date hotel revenues. The three hotels added since the second quarter of 2001 contributed $3.5 million to hotel revenues in the first three quarters of 2002.

     The Company owns and operates primarily Shoney’s Inns (in the process of being converted to GuestHouse Inns & Suites). RevPAR (revenue per available room) for all Company-owned Shoney’s Inns (including the seven already converted to GuestHouse Inns & Suites during the second and third quarters of this year) decreased from $26.82 in the third quarter of 2001 to $21.80 in the third quarter of 2002. These RevPAR’s also represent the 11 Shoney’s Inns / GuestHouse same-hotels’ RevPAR. For the first three quarters of this year, RevPAR for all Company-owned Shoney’s Inns (including the seven converted to GuestHouse Inn & Suites) decreased from $26.22 in the first three quarters of 2001 to $22.66 in the first three quarters of 2002. The 11 Shoney’s Inns / GuestHouse same-hotels’ RevPAR decreased from $26.24 in the first three quarters of 2001 to $22.66 in the first three quarters of 2002.

     Franchising, management and reservation service revenues increased by $417,000, or 39.4%, in the third quarter of 2002 from the third quarter of 2001. Initial and termination franchise fees decreased by $34,000, royalty fees increased by $200,000, management fees decreased by $394,000 and reservation fees increased by $645,000 from the third quarter of last year due to a significant increase in the number of hotel properties served by the reservation center. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. Franchising, management and reservation service revenues increased by $1.8 million, or 59.9%, in the first three quarters of 2002 from the first three quarters of 2001. Initial and termination franchise fees decreased by $31,000, royalty fees increased by $320,000, management fees decreased by $842,000 and reservation fees increased by $2.3 million from the first three quarters of last year. Management fee revenues on 16 hotel management contracts which became effective April 20, 2001, have not been accrued nor collected in 2002, but were accrued in the third quarter of 2001 and in the first three quarters of 2001 in the amount of $391,000 and $835,000, respectively. The management fee revenue on these 16 management contracts will be recorded in the future only as payments are received.

     Revenues from construction and development activities were $2.9 million in the third quarter of 2002 and $7.1 million in the first three quarters of 2002 on three third party construction contracts in progress, versus $7.9 million and $18.0 million in the third quarter and first three quarters of 2001, respectively, on six third party construction contracts in progress. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities.

     Rent income in the third quarter of 2002 decreased by $22,000, to $778,000, from $800,000, in the third quarter of 2001. Rent income in the first three quarters of 2002 decreased by $53,000, to $2.6 million, from $2.7 million, in the first three quarters of 2001. The primary source of rent income is from the lease of three AmeriSuites hotels which are being operated by Prime Hospitality Corp. The decrease in year-to-date rent income was due to the sale of some restaurants to the lessees.

     Operating expenses from hotel operations for the third quarter of 2002 increased by $788,000, or 33.5%, from $2.4 million in the third quarter of 2001. Hotel operating expenses on the 11 same-hotels were $2.3 million in the third quarter of 2002 compared to the same amount in the third quarter of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 81.0% in the third quarter of 2001 to 89.2% in the third quarter of 2002; operating expenses as a percentage of operating revenues on the 11 same-hotels increased from 80.5% in the third quarter of 2001 to 99.7% in the third quarter of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

     Operating expenses from hotel operations for the first three quarters of 2002 increased by $1.5 million, or 19.3%, from $7.8 million in the first three quarters of 2001. Hotel operating expenses on the 11 same-hotels were $7.1 million in the first three quarters of 2002 compared to $7.3 million in the first three quarters of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 77.4% in the first three quarters of 2001 to 80.9% in the first three quarters of 2002; operating expenses as a percentage of operating revenues on the 11 same-hotels increased from 77.3% in the first three quarters of 2001 to 87.4% in the first three quarters of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

     Franchising, management and reservation service operating expenses increased by $664,000, or 134.2%, from the third quarter of 2001 to the third quarter of 2002, and by $1.7 million, or 116.1%, from the first three quarters of 2001 to the first three quarters of 2002. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the third quarter of 2001.

     Construction and development costs in the third quarter of 2002 were $3.1 million on the three third party construction contracts in progress versus $7.4 million in the third quarter of 2001 on the six third party construction contracts in progress at that time. Construction and development costs in the first three quarters of 2002 were $8.3 million on the three third party construction contracts in progress versus $16.8 million in the first three quarters of 2001 on the six third party construction contracts in progress at that time.

     Rent expense increased by $5,000 in the third quarter of this year from last year’s third quarter, and in the first three quarters of this year from last year’s first three quarters. The Company leased only one hotel property in both years.

     General and administrative expenses increased by $224,000, or 16.9%, from the third quarter of 2001, and increased by $867,000, or 19.6%, from the first three quarters of 2001. The increases were due primarily to increased professional fees and insurance costs. The increase in professional fees was due primarily to legal fees incurred in the arbitration proceeding against Prime Hospitality Corp. (see discussion of arbitration award below).

     Depreciation and amortization expense increased by $34,000, or 3.5%, from the third quarter of 2001. A reduction of $97,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Increases in depreciation of $139,000 was due to the three hotels added since the third quarter of 2001. Depreciation of the 11 hotels owned and operated for all of both quarterly periods decreased by $94,000, and depreciation increased by $86,000 due to other net additions to depreciable assets other than hotels.

     Depreciation and amortization expense decreased by $59,000, or 1.7%, from the first three quarters of 2001. A reduction of $324,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Further reductions of $118,000 were due to the sale of the two hotels in the first quarter of 2001, offset with increases in depreciation of $476,000 due to the three hotels added since the third quarter of 2001. Depreciation of the 11 hotels owned and operated for all of both quarterly periods decreased by $267,000, and depreciation increased by $174,000 due to other net additions to depreciable assets other than hotels.

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

     The gain of $450,000 recognized on sale of property in the third quarter of 2002 was primarily from the sale of two restaurants in the quarter to the operator/lessees. The net gain recognized on sale of property in the first three quarters of 2002 totaled $597,000, primarily from the sale of the two restaurants and excess land, partially offset by a loss of $265,000 due to costs incurred on an exchange of two hotels related to the sale of leasehold interests in fiscal 2000. The gain recognized on the sales of property in the first three quarters of 2001 totaled $3.8 million and was primarily from the Company’s sale of two hotels and three restaurants, a portion of which the gain was deferred on one of the hotels and two of the restaurants and which is being recognized on the installment method of accounting until full accrual accounting is warranted.

     In the third quarter of 2002, the Company sold all of its available-for-sale securities, recognizing a gain of $315,000.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $550,000 of its 7.50% subordinated debentures in the third quarter of 2002 at a discount, recognizing a gain of $101,000, and in the first three quarters of 2002, the Company repurchased $1.6 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $389,000. In the third quarter of 2001, the Company repurchased $2.1 million of these debentures at a discount, recognizing a gain of $592,000, and in the first three quarters of 2001, the Company repurchased $2.9 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $848,000. Additionally, in the second quarter of 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its previously repurchased senior subordinated notes for $7.5 million of its outstanding 7.50% subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense increased by $492,000, or 29.1%, while interest income decreased by $127,000, or 9.4%, from the third quarter of 2001. For the first three quarters of 2002, interest expense increased by $901,000, or 15.0%, while interest income decreased by $840,000, or 16.5%, from the first three quarters of 2001. The increase in interest expense was due primarily to higher levels of borrowing on the Company’s bank credit facilities in the first three quarters of 2002 than in the first three quarters of 2001. Interest income increased due to seller financing of a portion of the sales price of two Shoney’s Inns sold to franchisees in April of 2001, and one Shoney’s Inn sold in June of 2002, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

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

     The effective tax rate differs from the federal and state statutory rates as a result of interest on deferred gains and the non-deductibility of the write-off of certain intangible assets in the first three quarters of this year.

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

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $1.9 million in the first three quarters of 2002, compared with $1.6 million used in operating activities in the first three quarters of 2001.

     The Company’s cash flows used in investing activities were $2.0 million in the first three quarters of 2002, compared with $367,000 for the comparable period in 2001. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $6.9 million in the first three quarters of 2002 and $14.1 million in the first three quarters of 2001. Proceeds from the sale of property and leasehold interests were $2.8 million in the first three quarters of 2002 versus $2.9 million for the comparable period in 2001. Proceeds from the sale of available-for-sale investment securities were $428,000 in the first three quarters of 2002.

     Net cash provided by financing activities was $2.3 million in the first three quarters of 2002 compared with $1.4 million used in financing activities in the first three quarters of 2001. Borrowings, net of repayments, on long-term debt and capitalized lease obligations were $3.0 million in the first three quarters of 2002 versus $975,000 repayments in excess of borrowings in the first three quarters of 2001. Borrowings in the first three quarters of 2002 include the re-issuance at a discount from face value (in a negotiated transaction) of $8.2 million of long-term debt previously repurchased in the open market or in privately negotiated transactions. The repayments in the first three quarters of 2002 and the first three quarters of 2001 include $9.1 million and $2.9 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first three quarters of 2002, the Company repurchased 25,000 shares of its common stock for $148,000 pursuant to a plan to repurchase up to $23.0 million of the Company’s outstanding common stock; in the first three quarters of 2001, the Company repurchased 52,000 shares of its common stock for $270,000.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of October 6, 2002, the Company had $18 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $8 million on the revolving line of credit.

     The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. As of October 6, 2002, the Company had no borrowings outstanding under this credit facility.

     The Company opened one new hotel in the first three quarters of 2002 and one in the first three quarters of 2001. As of the end of the third fiscal quarter of 2002, no Company-owned hotels were under construction. There are no plans to develop or operate additional Company-owned hotels in the near term. This decision was based on current market conditions, rooms supply in certain areas, capital availability, and the sale of leasehold interests in 2000.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the third fiscal quarter of 2002, approximately 3.6 million shares had been repurchased at a cost of $20.5 million.

     The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. On August 27, 2002, the Company filed a registration statement with the Securities and Exchange Commission (an exchange offer and consent solicitation) regarding the senior subordinated notes which, if consummated, would allow the Company more flexibility in purchasing its outstanding debt and common stock. In response to comments from the Securities and Exchange Commission, Amendment No.1 to the registration statement was filed on October 29, 2002. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, proceeds from the sale of properties, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its capital expenditures, stock repurchase plan, debt repayments and operations for at least the next twelve months.

     The Company holds first mortgage notes receivable totaling $58.1 million that are due in July 2003. These notes originated from the Company’s sale in July 1998 of 15 Shoney’s Inn hotels. The notes contain cross-collateralization and cross-default provisions. Repayment of the notes by the owners of the properties is expected to come from either refinancing by the owners, or more likely, relinquishment of the properties to the Company by the owners. In the event the Company resumes title to the properties, they are expected to be held for sale. In the event the fair value of the underlying assets were to be less than the balances of the first mortgage notes, the notes receivable could be under-collateralized.

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the third fiscal quarter ended October 6, 2002.

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

PART I

Item 4. Controls and Procedures

     (a)  Within the ninety day period prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the designed and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

     (b)  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1.	No material developments occurred during the third quarter ended October 6, 2002 with respect to any pending litigation.
Item 4.	Submission of Matters to a vote of Security Holders
Not applicable
Item 6.	Exhibits and Reports on Form 8-K
6(a) Exhibits -
Exhibit 99.1 – Certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
6(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the fiscal quarter ended October 6, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: November 15, 2002	S/ Leon Moore Leon Moore President, Chief Executive Officer, Principal Executive Officer, Director

Date: November 15, 2002	S/ Bob Marlowe Bob Marlowe Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer, Director

CERTIFICATION

     I, Leon Moore, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ShoLodge, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002	/s/ Leon Moore [signature]

President, Chief Executive Officer, Principal Executive Officer

CERTIFICATION

     I, Bob Marlowe, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q of ShoLodge, Inc.

     2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 15, 2002	/s/ Bob Marlowe [signature]

Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer