Form 10-K/A
period 2001-12-30
SHOLODGE INC
filed 2003-04-11
CIK 881924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Registrant’s telephone number, including area code (615) 264-8000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Rights to Acquire Series A Subordinated Preferred Stock
(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on March 21, 2002, was approximately $11,500,000. The market value calculation was determined using the last sale price of registrant’s common stock on March 21, 2002, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by “affiliates,” a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on March 21, 2002, were 5,118,778.

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-99.1 CERTIFICATIONS OF THE CEO AND CFO

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference

Part III	Proxy Statement for registrant’s annual meeting of shareholders to be held during the second quarter of fiscal 2002.

Part IV	Registration Statement on Form S-1, Commission File No. 33-44504.

Part IV	Registration Statement on Form S-3, Commission File No. 33-77910.

Part IV	Registration Statement on Form S-8, filed with the Commission on June 24, 1997

PART I

ITEM 1. BUSINESS.

General

     The Company develops, owns and, through July 9, 2000, operated all-suites hotels under the Sumner Suites brand name, and is an operator and the exclusive franchisor of Shoney’s Inns. The Company’s 27 Sumner Suites hotels owned and operated through July 9, 2000 were mid-scale, all-suites hotels located in Arizona, Colorado, Florida, Georgia, Indiana, Kansas, New Mexico, North Carolina, Ohio, Tennessee, Texas and Virginia. See “Sale of Leasehold Interests” below for a discussion of the transaction which transferred the operations of all of the 27 Sumner Suites hotels to Prime Hospitality Corp. (“Prime”) effective with the close of business on July 9, 2000. As of December 30, 2001, the Shoney’s Inn lodging system consisted of 70 Shoney’s Inns containing 6,681 rooms of which 30 containing 3,612 rooms are owned or managed by the Company. Shoney’s Inns are currently located in 16 states with a concentration in the Southeast.

     There are no plans to develop and operate Sumner Suites hotels in the near term. The Company is, however, developing this type of hotel for third parties, including new AmeriSuites hotels for Prime. Also, the Company retains ownership of the Sumner Suites registered trademark and may continue to develop hotels under this name in the longer term.

     Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms. Although Shoney’s Inns do not offer full food service, most offer continental breakfast and most of the Shoney’s Inns are located adjacent or in close proximity to Shoney’s restaurants. Management believes that its strategy of locating most of its Shoney’s Inns in close proximity to free-standing Shoney’s restaurants has given it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

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

     The Company also franchises and manages Shoney’s Inns, earning revenues from royalties, reservation services, and management services provided to the franchisees, and reservation services provided to other hotel chains and independent hotel operators. The Company also leases hotels and restaurants to others, earning rental income from these third party lessees.

     The Company was incorporated under the laws of the State of Tennessee in 1976.

Sale of Leasehold Interests

     On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interest in 24 Sumner Suites hotels, for a total of $15.6 million. The Company received $100,000 in cash, $13.9 million in the form of an escrow fund and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

     The Company also agreed to construct two hotels on sites then owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed and the hotel opened on February 7, 2002. These projects were funded by the $13.9 million escrow money from the sale and any excess escrow funds were to be released to the Company. No excess funds were available to be released upon completion of the two hotels. The Company also gave Hospitality Properties Trust (“HPT”), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction, without payment or receipt of any additional consideration. If the Company did not consent to the property exchange, then HPT could have required the Company to purchase the two properties. As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT’s exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and is being operated by the Company pending the exchange, which is expected to occur before the end of the Company’s first fiscal quarter ending April 21, 2002.

     The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney’s Inn brand hotel in the restricted area.

     The Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on two of the hotels subject to possible exchange, and recognized gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax.

     In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned by Prime at a construction and development price of $76,500 per room, less Prime’s cost of the land. This construction was completed in the fourth quarter of 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue.

Reservation service fees are now included in franchising and management revenues. The reservation system technology was enhanced in order to accommodate Prime’s requirements, and was ready to add these additional hotel properties in early 2001. However, Prime failed to commence use of the Company’s reservation services as agreed, and on June 25, 2001, the Company filed an arbitration proceeding against Prime, seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on April 15, 2002.

Growth Strategy

     The Company’s strategy is to increase cash flow and earnings by (i) increasing Revenue Per Available Room “REVPAR”) in Company-owned inns while maintaining the Company’s attractive room price/value relationships and controlling operating costs, (ii) expanding the Shoney’s Inn system through the addition of new franchised units, (iii) utilizing the Company’s experience in developing all-suite hotels to construct and develop hotels for others, and (iv) expanding the number of lodging facilities served by the Company’s proprietary central reservation center (“InnLink”).

     Internal Growth. The Company seeks to increase cash flow and earnings from its existing hotels through increases in REVPAR while controlling operating costs. The Company seeks to increase REVPAR by increasing average daily room rates and supporting or increasing occupancy rates through targeted marketing and advertising strategies, employing promotional activities in local markets and capitalizing on the Company’s proprietary central reservation system. In addition, the Company is committed to sustaining the quality of its properties through an ongoing renovation and maintenance program in order to increase REVPAR. The Company seeks to minimize costs throughout its operations primarily through the use of an in-house development and construction team and increased economies of scale in purchasing.

     Expansion of Shoney’s Inn System. In the recent past the Company has focused on expanding the Shoney’s Inn system principally through the addition of new franchises. Two franchised Shoney’s Inns were opened in fiscal 2001, five hotels left the Shoney’s Inn system, and two Company-owned Shoney’s Inns were sold to franchisees. As of 2001 fiscal year-end, there were 70 Shoney’s Inns (of which 12 are Company owned) with a total of 6,681 rooms. The Company targets existing Shoney’s Inn franchisees, other hotel brand developers and contacts within the industry as potential franchisees for additional Shoney’s Inns.

     Reservation Services. The Company provides reservation services to its Shoney’s Inn franchisees and to other hotel chains and independent hotel operators. This call center (“InnLink”) continues to expand its customer base, currently serving approximately 550 hotels as compared with approximately 100 hotels a year ago. The Company is continuing to aggressively market this service, capitalizing on its state of the art technology.

     Development of Additional All-Suite Hotels. Currently, no Sumner Suites hotels are owned, under construction, or planned for the near term. The Company has developed and opened two AmeriSuites hotels for Prime on sites that it owns. See “Sale of Leasehold Interests” above. The Company is developing and constructing all-suite hotels for third parties and expects to continue to do so in the immediate future.

     In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, a sale of the remaining Shoney’s Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies.

Shoney’s Inns Concept

     Shoney’s Inns are limited-service hotels positioned in the upper economy segment to appeal to both business and leisure travelers and are located in 16 states in markets ranging from small towns to larger metropolitan areas. Shoney’s Inns are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the Shoney’s Inns are located adjacent or in close proximity to a Shoney’s restaurant. Management believes that its strategy of locating its Shoney’s Inns in close proximity to free-standing Shoney’s restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates at Shoney’s Inns range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 2001, the average daily room rate for Company-owned Shoney’s Inns was $50.89.

     Historically, the typical Shoney’s Inn has been a two story, exterior corridor, brick veneer building with plate glass fronts, containing 100 to 125 rooms. New prototypes for Shoney’s Inns include a four story, interior corridor, brick or stucco building containing 100 to 120 rooms as well as smaller prototype buildings containing 80 rooms. In some cases franchisees construct smaller Shoney’s Inns. Each room is professionally decorated and is generally furnished with two double beds, a dresser, table and chairs and a color television.

     Amenities featured at most Shoney’s Inns include swimming pools, meeting rooms, facsimile machine service and continental breakfast. The Company believes that Shoney’s Inns provides its guests with quality accommodations at an attractive price/value relationship within the upper economy segment.

Hotel Construction and Development

     The Company’s construction subsidiary has a full time staff who manage, supervise, control and perform the construction of the hotels being developed by the Company. Subcontractors are employed by the Company for most of the major construction components of a new hotel, including electrical and mechanical work. The Company intends to continue to build hotels for others. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional hotels.

     The Company devotes significant resources to the identification and evaluation of potential sites for hotels. In the past, the Company has generally targeted mid-sized to larger metropolitan markets for locating Sumner Suites hotels. The Company has typically targeted markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company’s franchisees focus on sites for their Shoney’s Inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

     The construction phase of a hotel generally requires six months after the selection and acquisition of the site and all approvals and permits have been obtained. The Company’s experience in selection and acquisition of sites has varied and generally averages six months. The approval and permitting phase can occur simultaneously with site acquisition and generally requires three months. The entire development process generally ranges from 10 to 12 months, but may take longer.

Sales and Marketing

     The Company directs marketing efforts on behalf of its Company-owned inns primarily to business travelers, whom management believes have represented the largest segment of its customers in recent years.

     Key to the success of the Shoney’s Inn chain is the Franchise Service Manager Program. Currently three Franchise Service Managers (“FSM”) provide sales direction and hands-on assistance to all inns with the goal of helping them achieve their property financial, guest service and operational goals. Each FSM takes personal ownership of the properties in his/her region and provides assistance through regular property visits and constant phone communications.

     The Director of Marketing directs the FSM program and oversees management of the national advertising fund, into which all Shoney’s Inns pay 1% of revenue to support national marketing efforts such as the FSM program, the publications of the annual Vacation and Travel Directory and Group Tour Guide, participation in travel shows and targeted niche advertising.

     Programs designed to target the primary markets of business travelers and mature leisure travelers provide brand recognition. All Shoney’s Inns participate in the Sho Business frequent business traveler program entitling members to receive the lowest available corporate rate as well as express check-in upon presentation of their membership card.

     Additionally the Company attempts to capitalize on the Shoney’s brand name recognition in the over 50-age group with two programs designed for mature travelers. As an approved “Preferred Provider” of AARP, all Shoney’s Inns provide members of AARP with a 15% discount off the standard room rate at all times. Our “Any Senior” program provides a 10% discount on the standard room rate to any traveler age 55 or older.

     Shoney’s Inns are promoted to the group tour market through the annual publication of the Group Tour Guide, annual participation in three major tour operator marketplaces and by direct mail. In addition, InnLink provides a Group Tour Specialist to assist tour operators in contacting and booking Shoney’s Inns. The non-professional group planner is targeted through advertisements in publications such as Reunions Magazine and through participation in travel shows targeting the non-professional planner.

     The Company annually publishes a Shoney’s Inn system directory showing for each inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, services and amenities provided and other relevant information such as proximity to area attractions, businesses and restaurants. These directories are distributed in each Shoney’s Inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

     The Company also maintains a comprehensive on line directory with reservations booking capabilities at www.shoneysinn.com.

     Travel Agents. The Company has a policy of paying travel agents a commission, standard in the hotel industry, on all revenue booked by them. The Company, with respect to both owned and franchised Shoney’s Inns, has joined the TACS-Lite Program administered by Perot Systems. TACS-Lite (Travel Agent Commission Settlement) is a program where each hotel property reports to the Company each week by fax (or by electronic transmission if capable) all of its room sales generated through travel agents. The Company in turn forwards this information to Perot Systems which automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a Shoney’s Inn knowing that their commissions will be paid by Perot Systems without the travel agent having to go to the trouble and expense of billing each separate location.

Lodging Operations

     Hotel Management. Overall hotel operations are the responsibility of the Director of Hotel Operations. The hotels are further managed by regional managers, who directly supervise the general manager of each property. The general manager of each hotel is fully responsible for day-to-day operations and is compensated by salary and bonus systems which reward revenue and operating margin performance. Each general manager, in conjunction with senior management, develops the property’s operating budget and is held accountable for meeting the goals and objectives of the hotel.

     Reservation System. The Company’s proprietary central reservation system, InnLink, provides important support for the room reservation process for Shoney’s Inns and is marketed to other chains as well. Other chains that contract with the Company for the service include Baymont Inns & Suites, Key West Inns and Wilson Inns & Hotels. InnLink operates 24 hours a day, 7 days a week. The InnLink system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-552-4667 for Shoney’s Inns. Electronically, InnLink is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices. The Company believes that approximately 11% of room sales for Shoney’s Inns are made through InnLink.

     Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each Shoney’s Inn in the Shoney’s Inn system for compliance with facility and service standards. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned Shoney’s Inns after approximately seven years of operation.

     Training. The Company utilizes the services of an “opening team” to assist with hiring and training new staff and opening new Company-owned hotels. The opening team trains local hotel personnel in front desk operations, operational policies, hotel accounting and cash handling procedures, record-keeping, housekeeping and laundry, maintenance and repair, marketing, personnel management, purchasing, quality assurance and sales. Sales training includes a team of direct sales personnel that assists the local staff in the actual pre-selling of rooms. An opening team generally remains on site for one to four weeks depending on the prior experience of the local general manager.

Franchise Operations

     Franchise Sales. The Company markets the Shoney’s Inn franchise principally to existing Shoney’s Inn franchisees, other hotel brand developers and other prospects known through management’s contacts in the lodging industry. The Company employs one full-time licensed franchise salesman. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions.

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

     Fees. Under the standard Shoney’s Inn franchise arrangement offered to prospective franchisees, a potential franchisee pays a $2,500 application fee. Upon approval of the application, the Company and the franchisee enter into a 20-year license agreement, and the franchisee generally pays a license fee equal to the greater of $250 per room or $15,000. The application fee is applied against the license fee.

     Under the standard Shoney’s Inn franchise arrangement offered to prospective franchisees, the franchisee pays monthly royalties of 3.5% of the licensed hotel’s gross sales during the term of the license agreement. Additionally, a marketing cooperative fee of 1% of gross sales and a fee for participation in the Shoney’s Inn central reservation system of 1% of gross sales are charged.

     Franchisee Services. Management believes that the support the Company offers to franchisees is a significant factor in determining its success as a franchisor and that the Company’s successful record as a Shoney’s Inn builder, owner and operator evidences valuable experience and abilities which can enhance the franchisee support function. As franchisor, the Company draws on its own operational experience to assist franchisees.

     Once a Shoney’s Inn is constructed, the Company requires the franchisee to send the site general manager to a management training class conducted by the Company covering topics including human resources, sales and marketing, yield management and cost controls. Currently the Company does not charge for the training program but reserves the right to do so in the future.

     The Company inspects every Shoney’s Inn at least three times a year, at least two of which are unannounced, through its Quality Standards and Compliance program, using trained field representatives. The Company encourages franchisees to renovate each of the Shoney’s Inns after approximately seven years of operations, in the same manner that the Company renovates its own hotels.

     The Company offers to provide management services to Shoney’s Inn franchisees pursuant to contractual arrangements. The Company’s fee for these services is a percentage of the managed hotel’s gross revenues. Currently, the Company manages eighteen hotels under contract arrangement.

License Agreement with Shoney’s

     Under the License Agreement with Shoney’s, Inc., the Company acts as exclusive franchisor of Shoney’s Inns and has certain rights to use and to license the use of the service marks “Shoney’s Inn” and “Shoney’s Inn & Suites” in connection with lodging operations. Under the License Agreement, Shoney’s retains certain rights, including the right to approve the styles, shapes, colors and forms in which the “Shoney’s Inn” and “Shoney’s Inn & Suites” marks are displayed, the nature and extent of on-site food and beverage service and the terms of franchise agreements (other than the maximum fees and other financial terms). Further, Shoney’s retains the right to terminate the License Agreement under limited circumstances, including the bankruptcy of the Company, the failure to comply with the terms of the License Agreement and the failure to desist from conduct likely to impair Shoney’s goodwill and reputation.

     Prior to October 25, 1996, the License Agreement entitled Shoney’s to receive a portion of the franchise fees collected by the Company. Shoney’s right to receive such fees was terminated on October 25, 1996.

Lodging Industry

     Smith Travel Research divides lodging chains into various segments based on price. Shoney’s Inns are included in the economy segment. Sumner Suites were included in the mid-scale (without food and beverage) segment.

     The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

				Average			Average Daily
	REVPAR			Occupancy Rate			Room Rate (1)

	1999	2000	2001	1999	2000	2001	1999	2000	2001

Industry-wide	$51.42	$54.13	$50.99	63.3%	63.5%	60.1%	$81.27	$85.24	$84.85
Economy segment	28.77	30.68	30.47	58.1	58.5	56.2	49.52	52.44	54.22
Mid-scale (w/o food and beverage) segment	41.81	43.76	42.78	65.1	65.0	62.3	64.22	67.32	68.67
All Shoney’s Inns	27.23	25.32	24.56	54.1	50.6	49.9	50.36	50.00	49.26
Company-owned Shoney’s Inns	24.24	23.41	24.88	48.3	46.5	48.9	50.13	50.31	50.89
All Sumner Suites (2)	43.63	47.76	N/A	56.3	61.8	N/A	77.54	77.32	N/A

(1)	Room revenues divided by the number of rented rooms.

(2)	Year 2000 represents only the first 28 weeks of the fiscal year to the date of sale of the leasehold interests to Prime. No Sumner Suites were operated in 2001.

Source:	Smith Travel Research, Standard Historical Trend Report for years ended 1999, 2000 and 2001, for industry wide, economy, and mid-scale (w/o food and beverage), and the Company’s internal data for all Shoney’s Inns and Sumner Suites statistics.

Competition

     The lodging industry is highly competitive. In franchising the Shoney’s Inn system and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for Shoney’s Inns includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodge. The Company’s Sumner Suites hotels experienced competition from chains such as Embassy Suites, Residence Inn, Courtyard by Marriott, Quality Suites, AmeriSuites, Comfort Suites, and Springhill Suites. Each of the Company’s hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

Government Regulation

     The Company is subject to various federal, state and local laws, regulations and administrative practices affecting its business. The Company’s lodging operations must comply with provisions relating to health, sanitation and safety standards, equal employment, minimum wages, building codes and zoning ordinances, and licenses to operate lodging facilities. The sale of franchises is regulated by various state laws as well as by the Federal Trade Commission (“FTC”) Rules on Franchising. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration or disclosure in connection with franchise offers and sales. In addition, several states have “franchise relationship laws” that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.

     Federal and state environmental regulations are not expected to have a material effect on the Company’s operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of lodging facilities and add to their cost. A significant portion of the Company’s personnel are paid at rates related to federal minimum wages and, accordingly, increases in the minimum wage could adversely affect the Company’s operating results.

     The Americans with Disabilities Act (the “ADA”) prohibits discrimination on the basis of disability in public accommodations and employment. The ADA became effective as to public accommodations in January 1992 and as to employment in July 1992. The Company currently designs its lodging facilities to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled.

Service Marks

     The Company has the right to use the “Shoney’s Inn” and “Shoney’s Inn & Suites” service marks in its lodging operations under its License Agreement with Shoney’s (See “License Agreement with Shoney’s” above). The “Shoney’s Inn” and “Shoney’s Inn & Suites” marks may not be used in certain limited areas in southern and western Virginia and in northeastern Tennessee; however, the Company does not believe that these limitations are material to its present business or its expansion strategy. The Company believes that its ability to use the Shoney’s marks is material to its business. The Company has registered the service mark “InnLink,” which it uses in connection with its reservation system, with the United States Patent and Trademark Office. The Company has registered the service mark “Sumner Suites” with the United States Patent and Trademark Office.

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

Employees

     As of December 30, 2001 the Company had approximately 550 employees, including approximately 140 in the Company’s corporate headquarters. The company’s employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES.

     The Company’s corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and employee cafeteria. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company’s currently anticipated needs.

     Eleven of the twelve Company-owned Shoney’s Inns, the three AmeriSuites hotels leased to another hotel operator, and the Company-owned Baymont Inn & Suites are located on sites owned by the Company either directly or through subsidiaries. The remaining Shoney’s Inn is located on a site that is leased pursuant to a long-term lease involving both the land and improvements. The eleven Company-owned and operated Shoney’s Inns include five Inns containing 589 guest rooms located in Houston, Texas, one 118-room Inn in Mobile, Alabama, one 115-room Inn in Birmingham, Alabama, one 111-room Inn in Goodlettsville, Tennessee, one 92-room Inn in Cedar Rapids, Iowa, one 110-room Inn in Gulfport, Mississippi and one 144-room Inn in Atlanta, Georgia. The 92-room Company-owned and operated Baymont Inn & Suites is located in Hattiesburg, Mississippi. The three AmeriSuites hotels owned by the Company and leased to another operator are all located in Texas, one each in Dallas, Houston and San Antonio.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any legal action pending or threatened against it that would have a material impact on the consolidated financial position or results of operations of the Company.

     On June 25, 2001 the Company filed an arbitration proceeding against Prime Hospitality Corporation (“Prime”) based on Prime’s failure to commence use of the Company’s reservation services for a fee as agreed by Prime in an Agreement for Reservation Services dated July 9, 2000. The Company is seeking $20 million in monetary damages. The parties have selected an arbitrator, and the arbitration hearing has been scheduled to begin on April 15, 2002. There is no assurance that the Company will be successful in the proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “LODG.” The prices set forth below reflect the high and low sales prices for the Company’s Common Stock as reported by NASDAQ for the periods indicated.

Fiscal 2000	High	Low

First Quarter	5.13	3.47
Second Quarter	4.25	3.00
Third Quarter	5.69	3.25
Fourth Quarter	6.00	4.63

Fiscal 2001	High	Low

First Quarter	5.38	4.63
Second Quarter	5.78	4.75
Third Quarter	6.25	3.83
Fourth Quarter	6.00	3.83

Fiscal 2002	High	Low

First Quarter (through March 21, 2002)	6.00	5.70

     On March 21, 2002, the last reported sale price for the Company’s Common Stock as reported by NASDAQ was $5.75 per share. As of March 21, 2002, there were approximately 48 holders of record of the Company’s Common Stock and approximately 650 beneficial owners.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company’s primary revolving credit agreement prohibits the payment of dividends without the lender’s consent.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 30, 2001 have been derived from the Company’s audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years in the period ended December 30, 2001, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

SHOLODGE, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(amounts in thousands except for per share data)

	FISCAL YEAR ENDED

	DEC.28,	DEC.27,	DEC.26,	DEC.31,	DEC.30,
	1997	1998	1999	2000	2001

REVENUES:
Hotel	$70,237	$67,866	$65,116	$45,429	$12,533
Franchising and management	3,164	3,119	4,152	3,606	3,971
Construction and development	—	81	11,234	12,037	27,480
Rent	442	532	483	1,955	3,468
Other income	395	30	360	49	337

Total revenues	74,238	71,628	81,345	63,076	47,789
COSTS AND EXPENSES:
Hotel	42,041	44,059	45,382	33,653	10,193
Franchising and management	2,301	2,393	2,420	2,460	2,192
Construction and development	—	71	9,826	12,571	25,692
Rent expense	1,991	9,838	13,530	10,333	582
General and administrative	3,949	6,358	6,342	5,019	5,927
Depreciation and amortization	10,169	7,801	6,887	5,565	4,440

Total expenses	60,451	70,520	84,387	69,601	49,026

Operating earnings (loss)	13,787	1,108	(3,042)	(6,525)	(1,237)

Gain on sale of property and leasehold interests	3,819	20,511	15,002	4,902	3,762
Gain on early extinguishment of debt	(287)	(1,667)	3,861	7,307	913
Interest expense	(11,249)	(10,376)	(12,109)	(10,471)	(8,452)
Interest income	1,762	4,948	6,182	6,462	6,376

Earnings from continuing operations before income taxes and minority interests	7,832	14,524	9,894	1,675	1,362
Income taxes	(1,968)	(5,886)	(3,376)	(1,000)	(454)
Minority interests in earnings of consolidated subsidiaries and partnerships	(173)	(648)	(1,910)	(57)	(58)

Earnings from continuing operations before cumulative effect of change in accounting policy	5,691	7,990	4,608	618	850
Discontinued operations:
Operations of hotel disposed of, net of income tax effect	311	156	(69)	(40)	62
Gain on disposal of discontinued business segment, net of income tax effect	526	—	—	—	—
Cumulative effect of change in accounting policy, net of income tax effect	(1,164)	—	—	—	—

Net earnings	$5,364	$8,146	$4,539	$578	$912

Earnings per common share
Basic:
Earnings from continuing operations before cumulative effect of change in accounting policy	$0.69	$0.98	$0.71	$0.11	$0.15

Net Earnings	$0.65	$0.99	$0.70	$0.11	$0.16

Diluted:
Earnings from continuing operations before cumulative effect of a change in accounting policy	$0.68	$0.93	$0.68	$0.11	$0.15

Net Earnings	$0.64	$0.95	$0.67	$0.10	$0.16

Weighted average common shares outstanding
Basic	8,245	8,191	6,518	5,472	5,465

Diluted	8,415	8,611	6,745	5,554	5,530

Balance sheet data:
Working capital	$54,120	$(22,516)	$9,337	$4,557	$(6,777)
Total assets	299,877	295,001	270,314	204,631	206,587
Long-term debt and capitalized leases	154,638	125,539	122,233	90,762	86,293
Shareholders’ equity	95,352	98,099	90,878	90,322	89,273

Notes to Selected Financial Data

(A)	Fluctuations in hotel revenues, hotel operating costs and expenses, and depreciation expense are due primarily to fluctuations in the number of hotels operated by the Company. At the end of 1997, 1998, 1999, 2000 and 2001, there were 49, 38, 42, 14, and 13 hotels, respectively, being owned and operated by the Company. Sixteen hotels were sold in July of 1998 to a group of buyers affiliated with each other. In July of 2000, the Company sold its operating interest in 27 hotels to Prime Hospitality Corp. (“Prime”) by selling its leasehold interest in 24 of them and leasing the remaining three to them.

(B)	Construction and development revenues and cost and expenses vary widely from year to year depending upon the number of third party construction contracts in progress. Prior to 1999, construction and development was done primarily on the Company’s own hotels.

(C)	Rental revenues increased significantly in 2000 due to the lease of the three hotels to Prime as discussed in (A) above, increasing rent income by approximately $3.0 million per year beginning in July of 2000.

(D)	Rent expense fluctuations are due primarily to rent paid to the landlord on 24 hotels sold and leased back in 1997, 1999, and 2000, prior to the sale of these leasehold interests to Prime in July of 2000. Fourteen hotels were sold and leased back in November of 1997; six hotels were sold and leased back in June of 1999; and four hotels were sold and leased back in May of 2000.

(E)	The unusually high level of gains on sales of properties in 1998 and 1999 was due to the sale of the sixteen hotels in July of 1998, a portion of which was recognized in 1998 and the remainder in 1999 due to the installment method of accounting required on four of the hotels sold due to insufficient down payments in 1998.

(F)	Losses in 1997 and 1998 on early extinguishments of debt were in connection with the sale of hotels. The gains in 1999, 2000, and 2001 were due primarily to the Company’s repurchases of its outstanding public debt at a discount.

(G)	The gains and losses from early extinguishment of debt previously classified as extraordinary items have been reclassified to conform with the provisions of SFAS No. 145 which was adopted by the Company at the beginning of fiscal 2002.

(H)	This table reclassifies the operations of one hotel sold in June of 2002 to discontinued operations for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company derives revenue primarily from hotel room sales at its Sumner Suites hotels (through July 9, 2000) and Company-owned Shoney’s Inn hotels. The Company also receives management fees for services it performs for eighteen franchised Shoney’s Inns. The Company derives additional revenue from franchise fees it receives as the exclusive franchiser of Shoney’s Inns.

     The Company’s hotel operations have been supplemented by contract revenues from construction and development of hotels for third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

     The Company’s hotel operations have historically been seasonal in nature, reflecting higher occupancy rates during spring and summer months, which may be expected to cause fluctuations in the Company’s quarterly revenues and earnings from hotel operations. The Company’s fiscal year ends on the last Sunday of the calendar year.

Results of Operations

The following table sets forth, for the periods indicted, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

	Fiscal Year Ended

	Dec.26,	Dec.31,	Dec.30,
	1999	2000	2001

Revenues:
Hotel	80.0%	72.0%	26.2%
Franchising and management	5.1%	5.7%	8.3%
Construction and development	13.8%	19.1%	57.5%
Rent income	0.6%	3.1%	7.3%
Other income	0.5%	0.1%	0.7%

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Hotel	55.8%	53.4%	21.3%
Franchising and management	3.0%	3.9%	4.6%
Construction and development	12.1%	19.9%	53.8%
Rent expense, net	16.6%	16.4%	1.2%
General and administrative	7.8%	8.0%	12.4%
Depreciation and amortization	8.4%	8.8%	9.3%

Total expenses	103.7%	110.4%	102.6%

Operating (loss)	(3.7)%	(10.4)%	(2.6)%

Gain on sale of property	18.5%	7.8%	7.9%
Gain on early extinguishment of debt	4.7%	11.6%	1.9%
Interest expense	(14.9)%	(16.6)%	(17.7)%
Interest income	7.6%	10.2%	13.4%

Earnings from continuing operations before income taxes and minority interests	12.2%	2.6%	2.9%
Income taxes	(4.2)%	(1.6)%	(1.0)%
Minority interests in earnings of consolidated subsidiaries and partnerships	(2.3)%	(0.1)%	(0.1)%

Earnings from continuing operations	5.7%	0.9%	1.8%
Discontinued operations:
Operations of hotel disposed of, net of income tax effect	(0.1)%	(0.1)%	0.1%

Net earnings	5.6%	0.8%	1.9%

For the Fiscal Years Ended December 30, 2001 and December 31, 2000

     For the fiscal year ended December 30, 2001, total revenues decreased 24.2% to $47.8 million from $63.1 million for the fiscal year ended December 31, 2000.

     The Company owned and operated two hotel brands (Sumner Suites and Shoney’s Inns) until mid-2000, and primarily one brand (Shoney’s Inns) in the last two quarters of 2000 and during fiscal 2001. The Company owned and operated one AmeriSuites hotel and one Baymont Inn & Suites beginning in late 2001. Revenues from hotel operations in fiscal 2001 decreased by 72.4% to $12.5 million from $45.4 million for fiscal year 2000. For the 11 hotels opened for all of both years (same hotels), average daily room rates in 2001 decreased 0.6% to $50.54 from $50.85 in 2000, and average occupancy rates increased from 45.2% in 2000 to 48.7% in 2001, resulting in an increase in same hotel revenues per available room (RevPAR) of 6.9%, from $22.99 in 2000 to $24.59 in 2001. RevPAR for all Company-owned Shoney’s Inns increased by 4.8% in 2001 from 2000, from $23.54 to $24.66. The increases in the Shoney’s Inns RevPAR were due primarily to the improved economic conditions in the Houston, Texas, market area where four of the Company-owned Shoney’s Inns are located. The remaining (non-same) hotels contributed $1.0 million to hotel revenues in 2001 compared with $34.7 million in 2000. The $1.0 million revenues from non-same hotels in 2001 was from two hotels in which the Company sold its interests in the first quarter of 2001, one new hotel which opened in the third quarter of 2001, and one hotel which was acquired in the fourth quarter of 2001. The $34.7 million revenues from non-same hotels in 2000 was from 28 hotels in which the Company sold its interests in the second quarter of 2000 and the two hotels sold in the first quarter of 2001.

     Franchising and management revenues in fiscal 2001 increased by 10.1% from 2000, to $4.0 million in 2001 from $3.6 million in 2000. In fiscal 2001 and 2000, initial franchise and franchise termination fees totaled $314,000 and $615,000, respectively. Exclusive of these non-recurring franchise revenues, the remaining franchising and management revenues increased by $666,000, or 22.3%, from 2000 to 2001, including an increase in management fee revenues of $891,000 which was due entirely to 17 new management contracts which became effective in April 2001. At the end of fiscal 2001 there were 58 franchised Shoney’s Inns in operation compared with 59 at the end of fiscal 2000; this decrease was due to five terminations, two new franchised Inns added, and two Company-owned Inns sold to franchisees during 2001. As of December 30, 2001, there were no franchised Shoney’s Inns under construction.

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

     Hotel operating expenses for fiscal 2001 decreased by $23.5 million, or 69.7%, to $10.2 million from $33.7 million in 2000. The sale of the Company’s interest in one Shoney’s Inn and all 27 of its Sumner Suites hotels in second quarter 2000 and the sale of two Shoney’s Inns in the first quarter of 2001 accounted for a decrease of $24.2 million in hotel operating expenses from 2000 to 2001. Hotel operating expenses on the two hotels added in late 2001 were $230,000. Hotel operating expenses on the 11 same-hotels increased by $533,000, or 6.0%, in 2001 over 2000. The operating expenses as a percentage of operating revenues for this activity increased from 74.1% in 2000 to 81.3% in 2001. Operating expenses as a percentage of operating revenues on the 11 same-hotels decreased from 82.8% to 82.0% from 2000 to 2001. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll-related costs, utilities, and insurance.

     Franchising and management operating expenses decreased by $268,000, or 10.9%, from 2000 to 2001. This was due primarily to reduced central reservation center expenses caused by the cancellation of reservation services in November of 2000 on the 27 hotels of which the Company’s operating interests had been sold in mid-2000.

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

     Rent expense decreased by $9.8 million, or 94.4%, in 2001 from 2000. The decrease was due to (1) the Company’s sale of its leasehold interest in 24 of its Sumner Suites hotels on July 9, 2000, which had previously been sold and leased back, (2) the lease of another Sumner Suites hotel on July 9, 2000, to a tenant who assumed a land lease on that hotel, and (3) the sale of a Shoney’s Inn in June, 2000, on which the purchaser assumed the existing land lease. As of December 30, 2001, the Company was obligated on only one hotel lease; in 2001, rent expense on this lease was $582,000.

     General and administrative expenses increased by $909,000, or 18.1%, from 2000 to 2001. The increase was due primarily to increased insurance costs, professional fees, and travel expenses.

     Depreciation and amortization expenses decreased by $1.1 million, or 20.2%, from 2000 to 2001. This decrease was due primarily to the sale and leaseback of four hotels in May of 2000, combined with the sale of another hotel in June of 2000 and two hotels in April of 2001. The Company opened one new Company-owned hotel in October of 2001 and acquired one hotel in November of 2001. One new hotel was under construction at the end of the year.

     The gain recognized on the sale of property in 2001 was $3.8 million compared with $4.9 million in 2000. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The $4.9 million recognized in 2000 included $3.6 million from the sale of the Company’s leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney’s Inn was sold in second quarter at a gain of $755,000 and $299,000 was recognized in first quarter from the recognition of previously deferred gains related to the sale of two Shoney’s Inns in 1998. The remaining $207,000 gain in 2000 was from the sale of land held for resale and miscellaneous real estate.

     The gains from early extinguishments of debt in 2001 and 2000 were the result of the repurchase of $3.4 million and $29.8 million, respectively, of the Company’s previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs.

     Interest expense decreased by $2.0 million, while interest income decreased by $86,000 from 2000 to 2001, for a total decrease of $2.1 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $45.8 million of the Company’s outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2001, of which $33.2 million of these extinguishments occurred in 2000 and 2001. Additional debt reductions, including a paydown of $7.5 million of the Company’s outstanding debt using a portion of the $38.4 million gross proceeds from the sale-leaseback of four hotels in May of 2000, further reduced interest expense. Partially offsetting these reductions in interest expense was interest incurred to the Internal Revenue Service due to a tax payment deficiency for 1997, assessed based upon an audit by the Service (see Footnote 9 to the consolidated financial statements). The decrease in interest income in 2001 from 2000 was due primarily to the net effect of a reduction in the interest rate on 15 mortgage notes receivable in mid-2001, and an increase in interest earned on mortgage notes receivable from the seller-financed portion of the proceeds of the sale of one hotel in June 2000 and two hotels in April 2001.

     The Company’s effective tax rate of 26.4% for the year ended December 30, 2001 differed from the federal statutory rate primarily as a result of interest on deferred gains and a reduction due to previously accrued income taxes. This $451,000 reduction in 2001 income taxes resulted from a settlement with taxing authorities on amounts previously provided for disputes on the 1997 tax year. The Company’s effective tax rate of 31.2% for the year ended December 31, 2000 differed from the federal statutory rate primarily as a result of interest on deferred gains.

For the Fiscal Years Ended December 31, 2000 and December 26, 1999

     For the fiscal year ended December 31, 2000, total revenues decreased 18.3% to $63.1 million from $81.3 million for the fiscal year ended December 26, 1999.

     The Company owned and operated two hotel brands – Sumner Suites and Shoney’s Inns. Revenues from hotel operations in fiscal 2000 decreased by 30.2% to $45.4 million from $65.1 million for fiscal year 1999. For the 13 hotels opened for all of both years (same hotels), average daily room rates in 2000 decreased 0.4% to $49.80 from $49.98 in 1999, and average occupancy rates decreased from 48.2% in 1999 to 47.2% in 2000, resulting in a decrease in same hotel revenues per available room (RevPAR) of 2.5%, from $24.12 in 1999 to $23.52 in 2000. RevPAR for all Company-owned Shoney’s Inns declined by 3.1% in 2000 from 1999, from $24.14 to $23.40. The decreases in the Shoney’s Inns RevPAR were due primarily to increased competition from new hotels. The remaining (non-same) hotels contributed $32.1 million to hotel revenues in 2000 compared with $51.8 million in 1999. The $32.1 million revenues from non-same hotels in 2000 was from 28 hotels in which the Company sold its interests in the second quarter of 2000. The $51.8 million revenues from non-same hotels in 1999 was from 24 of those 28 hotels which were open for all of 1999 and 4 of them which opened during the year 1999. The 27 Sumner Suites hotels’ RevPAR increased by 9.5% in 2000 over 1999, from $43.63 to $47.76.

     Franchising and management revenues in fiscal 2000 decreased by 13.1% from 1999, to $3.6 million in 2000 from $4.2 million in 1999. A settlement agreement entered into between the Company and an ex-franchisee whereby the ex-franchisee agreed to pay the Company $575,000 in cash and $200,000 each year for the next three years, resulted in the recognition of $1.2 million in franchising revenues in 1999. In fiscal 1999 and 2000, other termination fees totaled $13,000 and $560,000, respectively. Exclusive of these non-recurring franchise revenues, the remaining franchising and management revenues increased by $70,000, or 2.3%, from 1999 to 2000. At the end of fiscal 2000 there were 59 franchised Shoney’s Inns in operation compared with 61 at the end of fiscal 1999; this decrease was due to seven terminations compared with five additions during 2000. As of December 31, 2000, there were no franchised Shoney’s Inns under construction.

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

     Hotel operating expenses for fiscal 2000 decreased by $11.7 million, or 25.8%, to $33.7 million from $45.4 million in 1999. The sale of the Company’s interest in one Shoney’s Inn and all 27 of its Sumner Suites hotels in second quarter 2000 accounted for a decrease of $12.2 million in hotel operating expenses from 1999 to 2000. Hotel operating expenses on the 13 same-hotels increased by $577,000, or 5.8%, in 2000 over 1999. The operating expenses as a percentage of operating revenues for this activity increased from 69.7% in 1999 to 74.1% in 2000. Operating expenses as a percentage of operating revenues on the 13 same hotels increased from 75.2% to 79.5% from 1999 to 2000. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll-related costs and regional general and administrative expenses.

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

     Rent expense decreased by $3.2 million, or 23.6%, in 2000 from 1999. The decrease was due to (1) the Company’s sale of its leasehold interest in 24 of its Sumner Suites hotels on July 9, 2000, which had previously been sold and leased back, (2) the lease of another Sumner Suites hotel on July 9, 2000, to a tenant who assumed a land lease on that hotel, and (3) the sale of a Shoney’s Inn in June, 2000, on which the purchaser assumed the existing land lease. As of December 31, 2000, the Company was obligated on only one hotel lease; in 2000, rent expense on this lease was $625,000.

     General and administrative expenses declined by $1.3 million, or 20.9%, from 1999 to 2000. Excluding expensing of pre-development costs for sites no longer deemed probable of development in the amount of $623,000 in 1999, general and administrative expenses declined by $700,000, or 12.2%, from 1999 to 2000. This was due primarily to reductions in general and administrative expenses made possible by the Company’s sale of its interests in 28 hotels in mid-2000.

     Depreciation and amortization expenses decreased by $1.3 million, or 19.2%, from 1999 to 2000. This decrease was due primarily to the sale and leaseback of four hotels in May of 2000, combined with the sale of another hotel in June of 2000. The Company opened no new Company-owned hotels in 2000, and none were under construction at the end of the year.

     The gain recognized on the sale of property in 2000 was $4.9 million compared with $15.0 million in 1999. The $4.9 million recognized in 2000 included $3.6 million from the sale of the Company’s leasehold interest in 24 Sumner Suites hotels which had been previously sold and leased back, at which time the gain had been deferred and was being amortized over the lease term. Additionally, a Shoney’s Inn was sold in second quarter at a gain of $755,000 and $299,000 was recognized in first quarter from the recognition of previously deferred gains related to the sale of two Shoney’s Inns in 1998. The remaining $207,000 gain in 2000 was from the sale of land held for resale and miscellaneous real estate. $11.9 million of the $15.0 million recognized in 1999 was due to the recognition of previously deferred gains related to four of the 16 hotels sold in 1998, which was being recognized on the installment method of accounting. The other $3.1 million was from the sale in 1999 of land held for resale.

     The gains from early extinguishments of debt in 2000 and 1999 were the result of the repurchase of $29.8 million and $12.6 million, respectively, of the Company’s previously issued subordinated debt at a discount from face value, net of the write-off of related unamortized deferred financing costs.

     Interest expense decreased by $1.6 million, while interest income increased by $280,000 from 1999 to 2000, for a decrease of $1.9 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $42.4 million of the Company’s outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2000. The increase in interest income in 2000 over 1999 was due primarily to interest earned at a higher interest rate on mortgage notes receivable from the sale of 16 hotels in third quarter 1998, and to interest earned on the seller-financed portion of the proceeds of the sale of one hotel in June 2000.

     The Company’s effective tax rate of 31.2% for the year ended December 31, 2000 differed from the federal statutory rate primarily as a result of interest on deferred gains. The Company’s effective tax rate of 32% for the year ended December 26, 1999 differed from the federal statutory rate primarily as a result of interest on deferred gains and minority interest income excluded from taxable income.

     Minority interests in earnings of consolidated subsidiaries and partnerships decreased by $1.9 million from 1999 to 2000. The 1999 minority interests included $1.8 million which represented the 40% minority interest in $4.6 million of the gain on sale of property in 1998 which was recognized in 1999.

Critical Accounting Policies and Practices

     The Company has prepared its financial statements in conformity with accounting principles generally accepted in the United States, and these statements necessarily include some amounts that are based upon informed judgments and estimates of management. The Company’s significant accounting policies are discussed in Note 1 of the Notes to Consolidated Financial Statements. The Company’s critical accounting policies are subject to judgments and uncertainties which affect the application of such policies. The Company’s financial position or results of operations may be materially different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from reported amounts, adjustments are made in subsequent periods to reflect more current information. The Company’s critical accounting policies and practices include impairment of long-lived assets, collectibility of accounts and notes receivable, percentage of completion accounting for construction contracts, profit recognition on sale transactions, nonmonetary transactions, and income taxes. The following is a brief discussion of these more significant accounting policies and practices used by the Company.

     Impairment of Long-Lived Assets: The Company records impairment losses on long-lived assets used in operations and intangibles when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indications of impairment are present and the estimated fair value less costs to sell is less than the carrying amount. The Company’s impairment review process relies on management’s judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets’ undiscounted cash flows, and the fair value of assets at a particular point in time. Under different assumptions or conditions, the asset impairment analysis may yield a different result, which would alter the gain or loss on the eventual disposition of the asset.

     Collectibility of Accounts and Notes Receivable: The Company continuously monitors collections from its customers and debtors under notes receivable and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the historical experience will continue at the same level in the future. Notes receivable are generally secured by first mortgages on the underlying assets. The majority of these are from a group of companies that are affiliated with one another, creating a concentration of credit risk. In the event the fair values of the underlying assets were to be less than the balances of the first mortgage notes (which are cross-defaulted and cross-collateralized), the notes receivable could be under-collateralized.

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

     Profit Recognition on Sale Transactions: As prescribed by Financial Accounting Standards Board (“FASB”)Statement No. 66, Accounting for Sales of Real Estate, profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement. When the sale involves a leaseback, and otherwise qualifies for sale-leaseback accounting, as defined by FASB Statement No. 98, Accounting for Leases, the profit is then accounted for in accordance with FASB Statements No. 13, Accounting for Leases and No. 28, Accounting for Sales with Leasebacks, which generally require deferral and amortization of profits ratably over the related lease terms.

     Nonmonetary Transactions: The Company accounts for nonmonetary transactions involving its hotels in accordance with Accounting Principles Board (“APB”) Opinion No. 29, Accounting for Nonmonetary Transactions, FASB Statement No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”) Issues No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business and No. 01-2, Interpretations of APB Opinion No. 29. If the hotel received in a nonmonetary exchange of hotels meets the definition of a business, it is accounted for as a purchase at fair value. If the hotel received does not meet the definition of a business, the guidance of APB No. 29, as interpreted by EITF 01-2, is followed. Under the general guidelines of APB No. 29, an exchange of nonmonetary assets is accounted for at fair value, unless the assets are “similar” and the other conditions of APB No. 29 and EITF 01-2 are met, whereby the transaction is accounted for at historical cost, resulting in no gain recognition.

     Income Taxes: The Company uses the liability method to account for income taxes. The preparation of consolidated financial statements involves estimating the Company’s current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. An assessment of the recoverability of the deferred tax assets is made, and a valuation allowance may be established based upon this assessment.

Liquidity and Capital Resources

     The Company’s cash flows provided by operating activities were $8.0 million in 2001, compared with cash flows used in operating activities of $1.2 million in 2000 and $22.6 million in 1999. Earnings from continuing operations were $850,000 in 2001, $618,000 in 2000, and $4.6 million in 1999. Depreciation and amortization was $4.4 million, $5.6 million, and $6.9 million in 2001, 2000, and 1999, respectively, the declines each year being the result of the sale of properties in 1999, 2000, and 2001, in excess of new properties being opened during these years. The Company recognized $3.8 million, $4.9 million, and $15.0 million from gains on sale of property during 2001, 2000 and 1999, respectively, of which $299,000 and $11.9 million during 2000 and 1999, respectively, was from the sale of 16 lodging facilities in 1998, a portion of which was deferred under the installment method of accounting. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The remaining $4.6 million gain on sale of property in 2000 represented $4.4 million from the sale of the Company’s interest in 25 lodging facilities and $207,000 from the sale of other real estate. The gains on early extinguishment of debt were all due to the repurchase by the Company of its outstanding public debt at a discount from face value. The $1.9 million cash provided by minority interests in earnings of consolidated subsidiaries and partnerships in 1999 included $1.8 million from one partnership which sold one of the 16 lodging facilities in 1998 upon which the deferred gain was recognized in 1999 in the amount of $4.6 million. The construction contracts receivable and estimated earnings in excess of billings on construction contracts increased by $4.6 million in 2001 compared with a decrease of $8.8 million in 2000 and an increase of $11.2 million in 1999; the decrease in 2000 was due to two construction contracts for third parties in 1999, which were completed in late 1999 and in 2000, which were not billable until the projects were completed. Increases in accounts payable and accrued expenses provided $6.7 million cash in 2001 as compared with cash used of $5.4 million and $1.8 million in 2000 and 1999, respectively. An increase in accounts receivable of $926,000 and $1.6 million in 2001 and 1999, respectively, contrasts to a decrease in accounts receivable of $2.2 million in 2000. The changes in accounts receivable and accounts payable in 2000 were due primarily to the Company’s sale of its operating interests in 27 of its hotels in mid-2000.

     The Company’s cash flows used in investing activities were $4.7 million in 2001, as compared with cash flows provided by investing activities of $28.6 million in 2000 and $54.9 million in 1999. The Company collected $12.3 million from notes receivable in 1999, of which $12.2 million related to two hotel properties sold in 1997 and 1998. Proceeds from the sale of property and leasehold interests were $2.9 million, $53.5 million, and $70.9 million in 2001, 2000, and 1999, respectively. These amounts in 2000 and 1999 include the net proceeds from the sale/leaseback of four hotels in 2000 and six hotels in 1999. In addition to the sale/leaseback transactions in 1999 and 2000, several other parcels of land held for resale were sold for cash, and in 2000 one hotel was sold for a cash down payment of $550,000. In 2001, three restaurants and two hotels were sold for a combination of cash and seller-financed notes, resulting in cash proceeds of $2.9 million. The significant increase in restricted cash in 2000 was the result of $14.2 million escrowed for the construction of two hotels subject to a swap option related to the transfer of the Company’s leasehold interest in 24 hotels in July 2000. The construction of these two hotels used $12.4 of the escrowed funds, reducing the restricted cash accordingly. One of the two hotels opened in October of 2001 and the other one opened in early 2002. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $20.9 million, $8.8 million, and $20.1 million in 2001, 2000, and 1999, respectively.

     Net cash used in financing activities was $6.0 million in 2001, compared with $25.4 million in 2000 and $31.4 million in 1999. In 1999, the Company repurchased 2.1 million shares of its common stock for $11.8 million pursuant to a plan to repurchase up to $12.5 million of the Company’s outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 2000, 238,000 shares were repurchased for $1.2 million. In November of 2001 the Company increased the authorized amount to repurchase an additional $3.0 million of common stock pursuant to the plan, increasing the total amount authorized to $23.0 million. In 2001, 457,000 shares were repurchased for $1.9 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures, and repurchased $4.0 million of this debt for $2.5 million in 1999. In the third quarter of 2000 the Company increased the total amount authorized to $20.0 million, and repurchased $21.0 million of this debt for $15.4 million in 2000. The Company increased the total amount authorized to $25.0 million in November of 2001. An additional $3.4 million of this debt was repurchased for $2.3 million in 2001. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. In 1999, the Company repurchased $8.6 million of these debt securities at a cost of $5.8 million, and in 2000, the Company repurchased an additional $8.8 million of these debt securities at a cost of $6.2 million.

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

     The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2002. As of December 30, 2001, the Company had no borrowings outstanding under this credit facility.

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

     The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional Shoney’s Inns, a sale of the remaining Shoney’s Inns, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its scheduled hotel development, stock repurchase plan, debt repayments and operations for at least the next twelve months. The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $28.4 million mature in May of 2004. Its outstanding Series A Senior Subordinated Notes in the face amount of $20.2 million mature in November of 2006 and its Series B Notes in the face amount of $20.3 million mature in September of 2007. Additionally, the Company’s $30.0 million bank credit facility, of which the Company had $13.0 million outstanding as of December 30, 2001, is currently scheduled to expire in September of 2004. The Company believes that these obligations will be satisfied from the collection of notes receivable, the establishment of new credit facilities or renewal of existing credit facilities, the sale of its hotel properties, and operating cash flows. Any continued repurchases of the Subordinated Debentures and Senior Subordinated Notes at a discount from face value will reduce the amount of cash needed to satisfy those obligations.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (“SFAS No. 121”), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no material effect on the Company’s results of operations or financial position.

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

     Management believes that market risk as a result of interest rate changes would have a minimal effect on the fair value of the Company’s fixed-rate debt because the fair value of the Company’s debt is traded based more on the public’s perception of the nature of the debt than on any fundamental changes in the debt markets; therefore, a hypothetical change in interest rates would not necessarily impact the fair value of the Company’s fixed rate debt.

     There were no significant changes in the Company’s market risk in the fiscal year ended December 30, 2001, and management foresees no significant changes in the Company’s exposure to fluctuations in interest rates in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements required by Item 8 are filed at the end of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information concerning the directors and officers of the Company under the heading “Election of Director” to be contained in the Company’s Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

     The information under the heading “Executive Compensation” and the information under the heading “Performance Graph” to be contained in the Company’s Proxy Statement with respect to the next Annual Meeting of Shareholders are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information under the heading “Security Ownership of Certain Beneficial Owners and Management” to be contained in the Company’s Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information under the heading “Certain Transactions” to be contained in the Company’s Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a) Within the ninety day period prior to the filing date of this amended report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

     (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Page

(a)	1.	Financial Statements:

The following Financial Statements are included herein:

		Independent Auditors’ Report	F-1

		Consolidated Balance Sheets at December 30, 2001 and December 31, 2000	F-2 – F-3

		Consolidated Statements of Earnings for each of the three years in the period ended December 30, 2001	F-4 – F-5

		Consolidated Statements of Shareholders’ Equity and Comprehensive Earnings for each of the three years in the period ended December 30, 2001	F-6 – F-7

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 30, 2001	F-8 – F-9

		Notes to consolidated financial statements	F-10 – F-39

	2.	Financial Statement Schedules:
		Independent Auditors’ Report	F-1

		Schedule II – Valuation and Qualifying Accounts	S-1

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

10(14) — 1991 Stock Option Plan
10(15) — First Amendment to 1991 Stock Option Plan
10(16) — Second Amendment to 1991 Stock Option Plan
10(17) — Key Employee Supplemental Income Plan

Exhibit
Number		Exhibit

3(1)	—	Amended and Restated Charter. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

3(2)	—	Articles of Amendment to Charter creating Series A Subordinated Preferred Stock. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997

3(3)	—	Articles of Amendment to Amended and Restated Charter dated September 8, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998

3(4)	—	Amended and Restated Bylaws. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

3(5)	—	Amendment to the Amended and Restated Bylaws adopted on July 31, 1996. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)	—	Amended and Restated Charter. Section 6 of the Amended and Restated Charter is included in Exhibit 3(1)

4(2)	—	Indenture dated as of June 6, 1994, by and between the Registrant and Third National Bank in Nashville, Tennessee, Trustee, relating to $54,000,000 in 7 1/2 Convertible Subordinated Debentures due 2004. Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 33-77910, filed with the Commission on April 19, 1994

4(3)	—	Indenture dated as of November 15, 1996, by and between the Registrant and Bankers Trust Company, Trustee, relating to Senior Subordinated Notes. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(4)	—	First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior Subordinated Notes due 2006, Series A. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(5)	—	Second Supplemental Indenture dated as of September 25, 1997 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9.55% Senior Subordinated Notes due 2007, Series B. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 1997

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any and all instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, the total amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

Exhibit
Number		Exhibit

10(1)	—	Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(2)	—	Agreement of Limited Partnership of Shoney’s Inn North, Ltd., dated December 31, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(3)	—	Partnership Agreement of Shoney’s Inn of Atlanta, N.E., dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(4)	—	Partnership Agreement of Shoney’s Inn of Stockbridge, dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(5)	—	Joint Venture Agreement of Atlanta Shoney’s Inns Joint Venture, dated May 4, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(6)	—	Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(7)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(8)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inns of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(9)	—	1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(10)	—	First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(11)	—	Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997
10(12)	—	Key Employee Supplemental Income Plan. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(13)	—	Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997

10(14)	—	Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of August 27, 1999. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 1999, filed with the Commission on September 28, 1999.

10(15)	—	Amendment Number One to Loan and Security Agreement between and among The Hotel Group, Inc., a Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of October 3, 2001. Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on April 1, 2002.

10(16)	—	Sale and Purchase Agreement between ShoLodge, Inc. and Prime Hospitality Corp., dated as of March 16, 2000. Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Commission on March 27, 2000.

10(17)	—	First Amendment to Sale and Purchase Agreement by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 24, 2000.

10(18)	—	Purchase and Sale Agreement by and between ShoLodge, Inc. and certain of its Affiliates, as Sellers, and HPT Suite Properties Trust, as Purchaser, dated May 11, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2000.

10(19)	—	Agreement to Lease between HPT Suite Properties Trust and Suite Tenant, Inc., dated May 11, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2000.

10(20)	—	Fourth Amendment to Lease Agreement and Amendment to Incidental Documents entered into between Hospitality Properties Trust, HPT Suite Properties Trust, ShoLodge, Inc and Suite Tenant, Inc., dated May 11, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on May 26, 2000.

10(21)	—	Lease Agreement by and between Southeast Texas Inns, Inc., ad landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2000.

10(22)	—	Contractor and Development Agreement by and between Prime Hospitality Corp., as owner, Moore & Associates, Inc., as contractor, and ShoLodge, Inc., as guarantor, dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 24, 2000.

10(23)	—	Interim Agreement for Reservation Services by and between ShoLodge, Inc., and Prime Hospitality Corp. dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on July 24, 2000.

10(24)	—	Agreement for Reservation Services by and between ShoLodge, Inc. and Prime Hospitality Corp., dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2000.

10(25)	—	Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney’s Inc., ShoLodge Franchise Systems, Inc and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.

21	—	Subsidiaries of the Registrant*

23(1)	—	Consent of Ernst & Young LLP*

99.1	—	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b)	No reports on Form 8-K were filed during the fourth quarter ended December 30, 2001.

(c)	Exhibits required by Item 601 of Regulation S-K are listed above.

(d)	All financial statement schedules required by Regulation S-X are filed following the Financial Statements listed above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOLODGE, INC.

Date: April 8, 2003	/s/ Leon Moore

Leon Moore
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Moore Leon Moore	President, Chief Executive Officer, Principal Executive Officer, Director	April 8, 2003

/s/ Bob Marlowe Bob Marlowe	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Principal Accounting Officer, Director	April 8, 2003

/s/ Richard L. Johnson Richard L. Johnson	Executive Vice President, Director	April 8, 2003

/s/ Earl H. Sadler Earl H. Sadler	Director	April 8, 2003

/s/ Helen L. Moskovitz Helen L. Moskovitz	Director	April 8, 2003

/s/ David M. Resha David M. Resha	Director	April 8, 2003

CERTIFICATION

     I, Leon Moore, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of ShoLodge, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

               a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 8, 2003	/s/ Leon Moore

[signature]

President, Chief Executive Officer,
Principal Executive Officer

CERTIFICATION

     I, Bob Marlowe, certify that:

     1.     I have reviewed this annual report on Form 10-K/A of ShoLodge, Inc.

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

               c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions);

               a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

               b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 8, 2003	/s/ Bob Marlowe

[signature]

Secretary, Treasurer, Chief Accounting Officer,
Principal Accounting Officer,
Chief Financial Officer

Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of earnings, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2001. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Ernst & Young LLP

Nashville, Tennessee
March 22, 2002, except for Note 18,
as to which the date is January 31, 2003

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 30,	December 31,
	2001	2000

Assets
Current assets:
Cash and cash equivalents	$2,704,161	$5,339,689
Restricted cash	200,000	200,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $184,404 and $380,314 for 2001 and 2000, respectively	3,557,591	2,631,494
Construction contracts	4,016,502	2,405,629
Costs and estimated earnings in excess of billings on construction contracts	3,063,747	42,844
Income taxes receivable	–	4,750,074
Prepaid expenses	365,849	311,513
Notes receivable, net	1,728,340	909,656
Other current assets	153,766	146,850

Total current assets	15,789,956	16,737,749
Notes receivable, net	68,227,306	63,044,920
Restricted cash	1,781,747	14,193,534
Property and equipment	123,112,190	114,361,649
Less accumulated depreciation and amortization	(21,944,927)	(23,526,651)

	101,167,263	90,834,998
Land under development or held for sale	9,254,986	8,231,714
Deferred charges, net	6,111,825	6,721,247
Goodwill, net	2,387,100	2,537,072
Trademark and franchise costs, net	408,559	411,936
Other assets	1,457,907	1,917,918

	$206,586,649	$204,631,088

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 30,	December 31,
	2001	2000

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$14,171,631	$7,518,321
Taxes payable other than on income	476,809	384,352
Income taxes payable	3,859,873	–
Current portion of long-term debt	4,058,700	4,277,636

Total current liabilities	22,567,013	12,180,309
Long-term debt, less current portion	86,293,381	90,762,013
Deferred income taxes	992,275	4,290,423
Deferred gain on sale/leaseback	4,129,962	4,129,962
Deferred credits	2,545,004	2,218,519
Minority interests in equity of consolidated subsidiaries and partnerships	786,477	728,222

Total liabilities	117,314,112	114,309,448
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	–	–
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized; no shares issued)	–	–
Common stock (no par value; 20,000,000 shares authorized, 5,088,278 and 5,544,211 shares issued and outstanding as of December 30, 2001 and December 31, 2000, respectively)	1,000	1,000
Additional paid-in capital	23,519,506	25,425,175
Retained earnings	67,001,529	66,089,984
Unrealized gain on securities available-for-sale, net of income taxes	100,307	53,231
Notes receivable from officer, net of discount of $181,444 and $283,499 as of December 30, 2001 and December 31, 2000, respectively	(1,349,805)	(1,247,750)

Total shareholders’ equity	89,272,537	90,321,640

	$206,586,649	$204,631,088

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Earnings

	Year ended

	December 30,	December 31,	December 26,
	2001	2000	1999

Revenues:
Hotel	$12,533,050	$45,429,175	$65,115,997
Franchising and management	3,970,821	3,606,243	4,151,550
Construction and development	27,479,885	12,036,744	11,234,378
Rent	3,467,744	1,955,324	483,443
Other income	336,595	48,982	359,604

Total revenues	47,788,095	63,076,468	81,344,972
Cost and expenses:
Hotel	10,192,744	33,652,855	45,381,624
Franchising and management	2,191,659	2,459,801	2,419,700
Construction and development	25,691,829	12,571,160	9,825,958
Rent expense	581,900	10,332,830	13,530,020
General and administrative	5,927,641	5,018,981	6,342,439
Depreciation and amortization	4,439,588	5,565,398	6,887,561

Total expenses	49,025,361	69,601,025	84,387,302

Operating loss	(1,237,266)	(6,524,557)	(3,042,330)
Gain on sale of property and leasehold interests	3,761,890	4,901,523	15,001,716
Gain on early extinguishment of debt	912,719	7,306,645	3,860,512
Interest expense	(8,451,658)	(10,471,086)	(12,109,323)
Interest income	6,376,349	6,462,292	6,182,497

Earnings from continuing operations before income taxes and minority interests	1,362,034	1,674,817	9,893,072
Income tax expense	(454,000)	(1,000,000)	(3,376,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(58,255)	(57,246)	(1,909,605)

Earnings from continuing operations	849,779	617,571	4,607,467
Discontinued operations:
Operations of hotel disposed of, net of income tax effect	61,766	(39,909)	(68,641)

Net earnings	$911,545	$577,662	$4,538,826

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Earnings (continued)

	Year ended

	December 30,	December 31,	December 26,
	2001	2000	1999

Earnings per common share:
Basic:
Earnings from continuing operations	$0.15	$0.11	$0.71
Income (loss) from operations of hotel disposed of	0.01	0.00	(0.01)

Net earnings	$0.16	$0.11	$0.70

Diluted:
Earnings from continuing operations	$0.15	$0.11	$0.68
Income (loss) from operations of hotel disposed of	0.01	(0.01)	(0.01)

Net earnings	$0.16	$0.10	$0.67

Weighted average common shares outstanding:
Basic	5,464,533	5,471,962	6,517,717

Diluted	5,529,825	5,553,852	6,744,835

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended December 30, 2001, December 31, 2000 and December 26, 1999

	Common Stock		Notes
			Receivable From	Additional Pain-In
	Shares	Amount	Officer	Capital

Balance, December 27, 1998	7,472,310	$1,000	$–	$37,056,834
Exercise of stock options, net	13,568	–	–	50,880
Net earnings	–	–	–	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	–	–
Comprehensive earnings
Common stock repurchased	(2,113,300)	–	–	(11,823,018)

Balance, December 26, 1999	5,372,578	1,000	–	25,284,696
Exercise of stock options, net	1,067	–	–	4,001
Notes receivable from officer for exercise of options to purchase common stock	408,333	–	(1,247,750)	1,352,603
Net earnings	–	–	–	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	–	–
Comprehensive earnings
Common stock repurchased	(237,767)	–	–	(1,216,125)

Balance, December 31, 2000	5,544,211	1,000	(1,247,750)	25,425,175
Exercise of stock options, net	1,067	–	–	4,001
Net earnings	–	–	–	–
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(102,055)	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	–	–
Comprehensive earnings
Common stock repurchased	(457,000)	–	–	(1,909,670)

Balance, December 30, 2001	5,088,278	$1,000	$(1,349,805)	$23,519,506

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (continued)

Years ended December 30, 2001, December 31, 2000 and December 26, 1999

		Accumulated Other
	Retained	Comprehensive
	Earnings	Income	Total

Balance, December 27, 1998	$60,973,496	$67,704	$98,099,034
Exercise of stock options, net	—	—	50,880
Net earnings	4,538,826	—	4,538,826
Change in unrealized gain on securities available-for-sale, net of income taxes	—	12,617	12,617

Comprehensive earnings			4,551,443

Common stock repurchased	—	—	(11,823,018)

Balance, December 26, 1999	65,512,322	80,321	90,878,339
Exercise of stock options, net	—	—	4,001
Notes receivable from officer for exercise of options to purchase common stock	–	–	104,853
Net earnings	577,662	–	577,662
Change in unrealized gain on securities available-for-sale, net of income taxes	–	(27,090)	(27,090)

Comprehensive earnings			550,572

Common stock repurchased	–	–	(1,216,125)

Balance, December 31, 2000	66,089,984	53,231	90,321,640
Exercise of stock options, net	–	–	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(102,055)
Net earnings	911,545	–	911,545
Change in unrealized gain on securities available-for-sale, net of income taxes	–	47,076	47,076

Comprehensive earnings			958,621

Common stock repurchased	–	–	(1,909,670)

Balance, December 30, 2001	$67,001,529	$100,307	$89,272,537

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended

	December 30,	December 31,	December 26,
	2001	2000	1999

Cash flows from operating activities
Earnings from continuing operations	$849,779	$617,571	$4,607,467
Adjustments to reconcile earnings from continuing operations to net cash provided by (used in) operating activities:
Income (loss) from discontinued operations	(61,766)	(39,909)	(68,641)
Depreciation and amortization	4,439,588	5,565,398	6,887,561
Amortization of deferred charges recorded as interest expense	608,804	718,694	1,101,689
Recognition of previously deferred gains	(305,391)	(2,684,184)	(5,140,869)
Gain on sale of property and leasehold interests	(3,761,890)	(4,901,523)	(15,001,716)
Gain on early extinguishments of debt	(912,719)	(7,306,645)	(3,860,512)
Deferred income tax (benefit) provision		2,201,126	2,216,332
Increase in minority interest in equity of consolidated subsidiaries and partnerships	58,255	57,246	1,909,605
Compensation expense related to equity	—	151,955	—
Changes in assets and liabilities:
Trade receivables	(926,097)	2,221,758	(1,602,148)
Construction contracts receivable	(1,610,873)	5,268,475	(7,674,104)
Costs and estimated earnings in excess of billings on construction contracts	(3,020,903)	3,545,227	(3,560,272)
Income and other taxes receivable and payable	5,720,231	(2,242,511)	1,457,753
Prepaid expenses	(54,336)	261,551	(53,530)
Other assets	361,395	829,049	(1,996,951)
Accounts payable and accrued expenses	6,653,310	(5,419,990)	(1,843,337)

Net cash provided by (used in) operating activities	8,037,387	(1,156,712)	(22,621,673)
Cash flows from investing activities
Decrease (increase) in restricted cash	12,624,732	(12,788,021)	(904,029)
Payments from notes receivable	681,433	418,098	12,317,668
Capital expenditures	(20,931,949)	(8,830,699)	(20,101,074)
Proceeds from sale of equipment	—	538,725	—
Proceeds from sale of property and leasehold interests	2,907,258	39,680,623	70,915,913
Proceeds from sale of leasehold interests, net of expenses	—	13,832,482	—
Deposits on sale/leaseback of hotels	—	(4,295,000)	(7,280,000)

Net cash (used in) provided by investing activities	(4,718,526)	28,556,208	54,948,478

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended

	December 30,	December 31,	December 26,
	2001	2000	1999

Cash flows from financing activities
Payments for deferred loan costs	(462,937)	(188,438)	(1,134,671)
Proceeds from long-term debt	7,500,000	22,500,500	26,149,754
Payments on long-term debt	(11,085,783)	(46,095,258)	(44,330,435)
Payments on capitalized lease obligations	—	(189,590)	(233,362)
Distributions to minority interests	—	(261,834)	(100,000)
Exercise of stock options	4,001	4,001	50,880
Purchases of treasury stock	(1,909,670)	(1,216,125)	(11,823,018)

Net cash used in financing activities	(5,954,389)	(25,446,744)	(31,420,852)
Net (decrease) increase in cash and cash equivalents	(2,635,528)	1,952,752	905,953
Cash and cash equivalents — beginning of year	5,339,689	3,386,937	2,480,984

Cash and cash equivalents — end of year	$2,704,161	$5,339,689	$3,386,937

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 30, 2001, December 31, 2000 and December 26, 1999

1.  Summary of Significant Accounting Policies

The Business activities of ShoLodge, Inc. and subsidiaries (the “Company”) are composed primarily of owning, franchising, operating, leasing, and constructing lodging facilities. Presently, there are three brands, Shoney’s Inns, Baymont Inns & Suites, and AmeriSuites. As of December 30, 2001, the Company derived its hotel revenues from fourteen owned properties located in eight states across the United States. Of these fourteen properties, five are located in Texas, two are located in Mississippi, and two are located in Alabama. No other state has more than one property. Twelve of the properties are Shoney’s Inns, one is a Baymont Inn & Suites, and one is an AmeriSuites hotel.

The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries and partnerships. All significant intercompany items and transactions have been eliminated. The Company is the managing general partner in the partnership entities.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies (continued)

Restricted Cash represents approximately $1,782,000 escrowed to fund the completion of construction and furnishing of one hotel on a site presently owned by the Company. This construction project is presently in progress and is expected to be completed in the first quarter of 2002. Restricted cash also includes $200,000 at one of the Company’s major banks.

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

Land Under Development or Held For Sale consists of land adjacent to hotels developed by the Company and land adjoining the Company’s corporate headquarters which is being developed for sale or is held for sale.

Deferred Charges include loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. In addition, deferred charges include costs incurred in amending the Company’s franchise license agreement, which is being amortized on the straight-line method over twenty years. Accumulated amortization totaled $3,309,360 and $4,089,029 as of December 31, 2000 and December 30, 2001, respectively.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies (continued)

Investments. The Company’s investment securities have been classified as available-for-sale and are included in other assets in the accompanying balance sheets. Available-for-sale securities are carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders’ equity.

Goodwill includes excess of cost over fair value of net assets acquired (goodwill) in the amount of $2,537,070 and $2,387,099 at December 31, 2000 and December 30, 2001, respectively, which is amortized on the straight-line method over a period of twenty-five years. The amounts reported are net of accumulated amortization of $1,212,254 and $1,362,225, as of December 31, 2000 and December 30, 2001, respectively.

Trademark and franchise costs include costs of the Sumner Suites trademark in the amount of $411,936 and $388,744 as of December 31, 2000 and December 30, 2001, respectively, and are amortized on the straight-line method over a period of twenty years. This amount is net of accumulated amortization of $80,004 and $103,196 as of December 31, 2000 and December 30, 2001, respectively. As of December 30, 2001, franchise costs of Baymont Inn & Suites was $19,815 net of accumulated amortization of $185. The franchise was acquired in November of 2001 and is being amortized on a straight-line basis over a period of five years.

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

Construction and development revenues from fixed-price and cost-plus construction contracts are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. No material amounts were recognized due to revisions in 2001, 2000 or 1999.

Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred.

Franchising, reservation and management revenues are recognized as earned. Profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement.

Earnings Per Common Share for all periods has been computed in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per common

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies (continued)

share is computed by dividing earnings by the weighted average number of common shares outstanding during the year plus incremental shares that would have been outstanding upon the assumed exercise of dilutive options and the assumed conversion of dilutive debentures. See Note 5 for a reconciliation of basic and diluted earnings per share.

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. See Note 7 for pro forma disclosures using the fair value method as described in SFAS No. 123, Accounting for Stock-Based Compensation.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, construction contracts receivable, and notes receivable. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many geographic areas. Concentrations of credit risk with respect to construction contracts receivable and notes receivable are increased due to the smaller number of contracts and notes and their higher dollar amounts. The Company performs credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. As of December 31, 2000, and December 30, 2001, $59,560,899 and $58,799,391, respectively, of notes receivable are from a group of companies affiliated with one another which acquired and operate the 16 hotels described in Note 13. Although notes receivable generally consist of first mortgages notes that are cross-collateralized and cross-defaulted, in the event the fair values of the underlying assets were to be less than balances of the first mortgage notes, the notes receivable could be under-collateralized.

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (“SFAS No. 121”), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no material effect on the Company’s results of operations or financial position.

Reclassifications. Certain reclassifications have been made in the 1999 and 2000 consolidated financial statements to conform to the classifications used in 2001.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2.  Property and Equipment

Property and equipment consists of:

	December 30,	December 31,
	2001	2000

Land and improvements	$19,953,352	$20,209,885
Buildings and improvements	69,133,846	64,560,598
Furniture, fixtures, equipment and software	26,178,322	27,254,209
Construction in progress	7,846,670	2,336,957

	123,112,190	114,361,649
Less accumulated depreciation and amortization	(21,944,927)	(23,526,651)

	$101,167,263	$90,834,998

3.  Long-Term Debt

Long-term debt consists of:

	2001	2000

Industrial revenue bonds, due in varying amounts through 2017	$2,905,000	$2,982,500
7.50% Convertible subordinated debentures	25,596,000	29,008,000
9.75% Series A senior subordinated notes	20,167,000	21,824,000
9.55% Series B senior subordinated notes	20,341,000	22,091,000
Bank credit facility	13,000,000	10,000,000
Notes payable – bank and other, bearing interest at 2.01% to 8.19%, due in varying amounts through 2010	8,343,081	9,134,149

	90,352,081	95,039,649
Less current portion	(4,058,700)	(4,277,636)

	$86,293,381	$90,762,013

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.  Long-Term Debt (continued)

The Industrial Revenue Bonds (“IRBs”) and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $9.9 million at December 30, 2001. Additionally, the IRBs, are collateralized by irrevocable letters of credit and are guaranteed by the Company. The interest rate on the IRBs is a variable rate reset weekly by the remarketing agent (2.01% at December 30, 2001).

The Company’s 7.50% convertible subordinated debentures mature in May 2004 with interest payable in semi-annual installments. The debentures are convertible at any time before maturity, unless previously redeemed, into common stock of the Company at a conversion price of $23.31 per share, subject to adjustment. The debentures are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness, as defined in the debentures. The Company, at its option, can redeem the bonds beginning in May 1997 at 105.25% of par, declining .75% each year thereafter to par in May 2004.

During November 1996, the Company issued $33,150,000 of 9.75% senior subordinated notes, Series A, under an aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with all other subordinated indebtedness of the Company, including the Series A notes. Both Series A and Series B of the senior subordinated notes are subject to annual redemptions at the option of the holder of the notes in the amount of 5% of the original aggregate amount issued under the indenture, which is $3,407,500 per year beginning December 1, 1999. The note holders exercised this option in each of the last three years and are expected to do so again in fiscal 2002. Accordingly, the annual redemption amount has been included in current portion of long-term debt in these financial statements.

The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. The credit

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.  Long-Term Debt (continued)

facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 (Note 13). The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, or (c) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of December 30, 2001, the Company had $13 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $3 million on the revolving line of credit. The balances of notes receivable collateralizing this credit facility totaled $58,799,000 as of December 30, 2001.

The Company also maintains a $1 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2002. As of December 31, 2000, and December 30, 2001, the Company had no borrowings outstanding under this credit facility.

In May 2000, the Company repaid approximately $7,458,000 of debt with a portion of the proceeds of the sale of four hotels (Note 11). In July 2000, the Company repaid approximately $1,638,000 of debt with the proceeds of the sale of its leasehold interests in 24 hotels (Note 12).

In the years ended December 26, 1999, December 31, 2000, and December 30, 2001, the Company repurchased $12,598,000, $29,784,000, and $3,412,000, respectively, of the Company’s previously issued subordinated debt at a discount from face value. These repurchases resulted in extraordinary pretax gains, net of the write-off of related unamortized deferred financing costs, of $3,861,000, $7,307,000, and $913,000 in 1999, 2000, and 2001, respectively.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.  Long-Term Debt (continued)

Maturities of long-term debt are as follows:

2002	$4,058,700
2003	2,599,476
2004	39,273,902
2005	736,624
2006	19,308,491
Thereafter	24,374,888

$90,352,081

4.  Commitments and Contingencies

The Company and its subsidiaries lease certain property and equipment under noncancelable operating lease agreements. Total rental expense under operating leases for the years ended December 26, 1999, December 31, 2000 and December 30, 2001 was approximately $18,476,000, $12,987,000 and $582,000, respectively.

Future minimum rental payments are as follows:

2002	$350,000
2003	350,000
2004	350,000
2005	291,667
Thereafter	-

$1,341,667

The Company is self-insured for workers’ compensation benefits up to $500,000 annually in the aggregate and $250,000 per occurrence and has recorded an accrual for all expected and outstanding claims at December 30, 2001. While the Company’s ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the recorded accruals, the Company had outstanding letters of credit in the amount of $-0- and $125,000 as of December 31, 2000 and December 30, 2001, respectively, to satisfy workers compensation self-insurance security deposit requirements.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

5.  Earnings Per Share

The following tables reconcile earnings and weighted average shares used in the earnings per share (“EPS”) calculations for fiscal years 2001, 2000 and 1999.

	Year ended

	December 30, 2001	December 31, 2000	December 26, 1999

Numerator:
Earnings from continuing operations	$849,779	$617,571	$4,607,467
Earnings (loss) from discontinued operations	61,766	(39,909)	(68,641)

Numerator for basic earnings per share- earnings available to shareholders	$911,545	$577,662	$4,538,826

Denominator:
Denominator for basic earnings per share - weighted-average shares	5,464,533	5,471,962	6,517,717
Effect of dilutive securities:
Options	65,292	81,890	227,118

Denominator for diluted earnings per share – adjusted weighted-average shares	5,529,825	5,553,852	6,744,835

Basic earnings (loss) per share:
Earnings from continuing operations	$0.15	$0.11	$0.71
Earnings (loss) from discontinued operations	0.01	0.00	(0.01)

Net earnings	$0.16	$0.11	$0.70

Diluted earnings (loss) per share:
Earnings from continuing operations	$0.15	$0.11	$0.68
Earnings (loss) from discontinued operations	0.01	(0.01)	(0.01)

Net earnings	$0.16	$0.10	$0.67

The Company’s 7.5% debentures were convertible into 2,283,252, 1,244,444, and 1,098,069 shares of common stock at December 26, 1999, December 31, 2000 and December 30, 2001, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

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

	2001		2000

	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible subordinated debentures	$16,253,460	$25,596,000	$17,840,000	$29,008,000
Senior subordinated notes	25,719,970	40,508,000	30,740,000	43,915,000

	$41,973,430	$66,104,000	$48,580,000	$72,923,000

As of December 31, 2000 and December 30, 2001, the aggregate fair values of securities available-for-sale were $203,524 and $279,506, respectively.

7.  Stock Option Plan

The Company’s 1991 Stock Option Plan, as amended, (the “Plan”), authorizes the grant to key employees of options to purchase up to an aggregate of 900,000 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after date of grant and expire ten years after date of grant. The plan has now expired, and no more options will be granted under this plan.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.  Stock Option Plan (continued)

A summary of the status of the Plan for the years ended December 26, 1999, December 31, 2000 and December 30, 2001, follows:

	Shares Subject to Option

	Available for		Weighted Average
	Grant	Outstanding	Exercise Price

December 27, 1998	133,610	722,037	$3.75
Granted	(5,000)	5,000	5.50
Exercised	—	(13,568)	3.75
Canceled	18,134	(18,134)	3.75

December 26, 1999	146,744	695,335	3.76
Granted	—	—	—
Exercised	—	(409,400)	3.75
Canceled	2,901	(2,901)	3.75

December 31, 2000	149,645	283,034	3.78
Granted	—	—	—
Exercised	—	(1,067)	3.75
Canceled	—	—	—
Plan expired for grants	(149,645)	—	—

December 30, 2001	—	281,967	3.78

The weighted average fair value of options granted during the year was $2.96 for the year ended December 26, 1999. No options were granted in 2000 or 2001.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

7.  Stock Option Plan (continued)

The following table summarizes information relating to the stock options outstanding as of December 30, 2001:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 30,	Contractual	Exercise	December 30,	Exercise
Price	2001	Life	Price	2001	Price

$3.75	55,500	0.13	$3.75	55,500	$3.75
3.75	29,467	2.05	3.75	29,467	3.75
3.75	41,000	3.33	3.75	41,000	3.75
3.75	68,000	4.59	3.75	68,000	3.75
3.75	83,000	5.42	3.75	66,400	3.75
5.50	5,000	7.39	5.50	2,000	5.50

	281,967			262,367

Had the fair value of options granted under the plan beginning in 1997 been recognized as compensation expense on a straight-line basis over the vesting period of the options, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

		2001	2000	1999

Net earnings	As reported	$911,545	$577,662	$4,538,826
	Pro forma	815,860	(18,605)	3,898,931
Basic earnings	As reported	0.16	0.11	0.70
per share	Pro forma	.15	.00	0.60
Diluted earnings	As reported	0.16	0.10	0.67
per share	Pro forma	.15	.00	0.58

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.  Shareholders’ Equity

In 2001 and prior years, the Company’s Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 30, 2001, the total authorized amount of the Company’s common stock repurchases was $23,000,000. The cumulative number of shares repurchased as of December 30, 2001, was 3,592,067 shares at a cost of $20,325,374.

9.  Income Taxes

The provision for income taxes from continuing operations, consists of the following:

	2001	2000	1999

Current expense (benefit):
Federal	$3,541,152	$(1,201,125)	$1,188,835
State	210,996	–	(29,168)

	3,752,148	(1,201,125)	1,159,667
Deferred expense (benefit)	(3,298,148)	2,201,125	2,216,333

	$454,000	$1,000,000	$3,376,000

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

	2001	2000	1999

Federal income tax based on the statutory rate	$495,688	$600,332	$3,554,372
State income taxes, less federal income tax benefit	2,781	209,028	218,876
Minority interest	(19,807)	(20,036)	(738,444)
Interest on deferred gain	373,560	466,000	250,028
Previously accrued income taxes	(451,465)	—	—
Permanent differences & other	53,243	(255,324)	91,168

	$454,000	$1,000,000	$3,376,000

The Company reevaluated its tax exposure during the quarter ended December 30, 2001 and, as a result of the resolution of certain tax issues, reduced previously accrued income tax liabilities by $451,465.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.   Income Taxes (continued)

Deferred tax (liabilities) assets are comprised of the following:

	2001	2000

Deferred tax liabilities:
Differences between book and tax basis of property	$(2,151,000)	$—
Profits on installment sales	(8,722,000)	(9,432,000)
Unrealized gain on securities available for sale	(64,000)	(34,000)
Other	(321,000)	(236,000)

	(11,258,000)	(9,702,000)
Deferred tax assets:
Difference between book and tax basis of property	—	454,000
Deferred profit on sales of hotels	6,154,000	3,724,000
Direct financing leases	88,000	83,000
Differences between book and tax losses recognized by minority interests	725,000	743,000
Allowance for doubtful accounts	70,000	147,000
Alternative minimum tax credits	281,000	—
Net operating losses	5,866,000	2,687,000
Other	168,000	261,000

Total deferred tax asset	13,352,000	8,099,000
Valuation allowance	(3,086,000)	(2,687,000)

Deferred tax asset	10,266,000	5,412,000
Net deferred tax liability	$(992,000)	$(4,290,000)

During September 2000, the Internal Revenue Service (the “Service”) issued a Revenue Agent’s Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service’s asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The asserted deficiencies are related solely to the timing of taxable income between the four years from fiscal 1997

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

9.  Income Taxes (continued)

through fiscal 2000, in which year the Company provided taxes thereon. The Service submitted a proposed agreement on August 6, 2001, and the Company accepted the agreement on September 20, 2001. On March 22, 2002, the Company received a notice from the Service of tax due for fiscal 1997 in the amount of $2,493,807 plus statutory interest of $724,812 (no penalties). Both the income tax due and the statutory interest are provided for in the accompanying financial statements.

The Company has a federal net operating loss carryforward of approximately $8,000,000 as of December 30, 2001. The Company expects to realize the benefit of this deferred tax asset and therefore no valuation allowance has been placed against it. In addition, the Company has state net operating loss carryforwards of approximately $85,000,000 and $73,000,000 at December 30, 2001 and December 31, 2000 respectively. These losses expire from tax years 2002 through 2021. Because of the uncertainty of the ultimate realization of this deferred tax asset, the Company has established a valuation allowance for the full amount. During 2001 the valuation allowance increased $399,000.

The Company also has available alternative minimum tax credit carryforwards of $281,000 that can be used to offset future taxes in years in which the alternative minimum tax credit does not apply. The credit can be carried forward indefinitely.

10.  Related Party Transactions

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company’s president and chief executive officer to purchase 40,000 shares of common stock. He was expected to become fully vested under the original terms of the options, the options had no intrinsic value on the date of acceleration and, therefore, additional compensation expense was not incurred as a result of the accelerated vesting. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company’s common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company’s common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

10.  Related Party Transactions (continued)

paid-in capital and the notes receivable are recorded as a deduction from shareholders’ equity. The Company has accreted $47,102 and $102,055 of discount on these notes as interest income in 2000 and 2001, respectively. During 2001 the Company purchased five vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $120,000.

11.  Sale/Leaseback Transactions

In November 1997, the Company entered into a sale and leaseback agreement for 14 of its Sumner Suites hotels. In June 1999, the Company entered into a similar sale and leaseback agreement with the same party for an additional six of its Sumner Suites hotels. In May 2000, the Company entered into a third sale and leaseback agreement with the same party for an additional four of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust, and the hotels continued to be operated by the Company until the sale of leasehold interests on July 9, 2000 as described in Note 12 below. The lease was classified as an operating lease.

The Company sold hotel assets in 1997 with a net book value of approximately $101.5 million for $140 million in cash. The gain of approximately $34.9 million was initially deferred and was being recognized on the straight-line method over the initial lease term, as amended in 1999, as a reduction of rent expense. The 1999 cash sale price of the six hotels was $65 million; these hotels had a net book value of approximately $54 million. The $11 million gain was deferred and was being recognized over the remainder of the 12-year lease term. The 2000 cash sale price of the four hotels was $38.4 million; these hotels had a net book value of approximately $34 million. The resulting $3.7 million gain was deferred and was being recognized over the remainder of the 12-year lease term. The minimum base rental was $25.6 million annually with contingent rent due of 8% of the excess of the leased hotels’ base revenues (as defined in the lease agreement) beginning in 1999. Contingent rentals totaled $91,000 during 1999 and $56,000 during 2000 to the date of sale of leasehold interests on July 9, 2000.

The Company was required to pay a deposit of $14 million (increased to $21.3 million in 1999 and to $25.6 million in 2000) to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit was to be refunded to the Company at the end of the lease term in the event no default had occurred. The Company was also required to provide an additional deposit of $14 million to be retained by the purchaser in the event of default or nonobservance of the lease agreement. This deposit earned interest

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

11.  Sale/Leaseback Transactions (continued)

at a rate of 11.11% annually. Interest earned was credited to the required rent payment due the lessor. The deposit was to be refunded to the Company upon the earlier of achievement of certain operating results of the leased hotels or at the end of the lease term in the event no default had occurred. On July 9, 2000, the Company sold its leasehold interests in the 24 hotels to Prime Hospitality Corp. (“Prime”), and as a part of the transaction, the Company assigned its interest to Prime in the two deposits related to the lease, the $25.6 million in lease security deposits and the $14 million additional deposit.

12.  Sale of Leasehold Interests

On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interest in 24 Sumner Suites hotels, for a total of $15.6 million (Note 11). The Company received $14.0 million in cash, and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease, the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

The Company also agreed, on July 9, 2000, with Hospitality Properties Trust (“HPT”), the landlord whose consent was required to assign the lease to Prime, to construct two hotels on sites presently owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project is presently in process and is expected to be completed in the first quarter of 2002. These projects were funded by $13.9 million that was escrowed from the cash proceeds from the sale of the leasehold interests to Prime. The escrowed funds were owned by the Company and drawn down from the escrow agent to finish the construction and furnishing of these hotels. The Company by an exchange option agreement dated July 9, 2000, also gave HPT, the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, the right to exchange one or both of two specific hotels included in the leasehold group for these two new hotels, upon completion of their construction. If the Company does not consent to the property exchange, then HPT may require the Company to purchase the two specific hotels. Even though Prime was not concerned, HPT was concerned about the two specific hotels in the 24-hotel lease being in close proximity to two existing AmeriSuites hotels owned and operated by Prime. Since the Company was selling its interest in all of its existing Sumner Suites hotels, it had no need to complete the development of the two Sumner suites hotels on the two sites. The exchange option, therefore, served a business purpose for both HPT and the Company with no objection from Prime. The exchanges were to be even exchanges with no additional compensation

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12.  Sale of Leasehold Interests (continued)

involved. The sale of the leasehold interests to Prime was not contingent upon the exchange option agreement between the Company and HPT. The Company believes that Prime was aware of the existence of the exchange option agreements at the time of the sale of the leasehold interests, but Prime did not condition its willingness to complete the transaction on the exchange option agreements being present. The $13.9 million was escrowed by the Company to insure that the two new hotels would be completed to HPT’s satisfaction so that its exchange options would be executable. ShoLodge had already started development and construction of the two new hotels and needed a source of funds to complete construction. The escrow of the funds to complete hotels that were already under development was considered a non-event by the Company, and from the Company’s perspective, did not represent a restriction on the use of its cash, but rather, represented a source of funds to complete projects that had already been undertaken. The exchange option was between HPT and the Company. Prime was aware of the exchange option, but had no agreement with HPT concerning the exchange rights of HPT.

As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT’s exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and was operated by the Company as an AmeriSuites hotel until the exchange, occurred on April 9, 2002.

The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. The Company has not earned any contingency rental income to date. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any Shoney’s Inn brand hotel in the restricted area.

In 2000, the Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on the two hotels subject to possible exchange, and recognized gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site presently owned

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

12.  Sale of Leasehold Interests (continued)

by Prime at a construction and development price of $76,500 per room, less Prime’s cost of the land. This construction was completed in 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue. Reservation service fees are now included in franchising and management revenues. The reservation system technology was enhanced in order to accommodate Prime’s requirements, and was ready to add these additional hotel properties in early 2001. However, Prime failed to commence use of the Company’s reservation services as agreed, and on June 25, 2001, the Company filed an arbitration proceeding against Prime, seeking $20 million in monetary damages. The parties selected an arbitrator, and the arbitration hearing was held during the week of April 15, 2002. The results of the arbitration proceeding were released on June 28, 2002. The Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the Agreement. The Arbitrator accordingly awarded the Company its full damages of $8.9 million, to be paid within 30 days of the award. Prime paid the award by wire transfer on August 1, 2002. The Company recorded the $8.9 million receivable and earnings in its second fiscal quarter of 2002.

13.  Sale of Hotels

During 1998, the Company sold 16 of its company-owned Shoney’s Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes that are currently collateralized by 15 of the Shoney’s Inn hotels that were sold. These notes contain cross-collateralization and cross-default provisions. The notes are currently being amortized on a 24-year amortization period at a 7.50% interest rate, and mature on July 30, 2003. Annually, on July 30, the then principal balance of the notes are amortized over one less year and at an interest rate adjusted based upon a formula tied to 5-year U. S. Treasury rates. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method as the minimum initial cash down payment specified by SFAS No. 66, Accounting for Sales of Real Estate, was not satisfied at the purchase date. Of the $12 million profit, $77,000 was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the required minimum cash down payment for each of the four hotels was received.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

14.   Supplemental Cash Flow Information

	2001	2000	1999

Cash paid during the year for interest	$8,776,470	$11,114,856	$14,030,265

Cash (received) paid during the year (from) for income taxes	$(4,253,461)	$634,046	$277,890

Significant non-cash activities:
Investing:
Proceeds from sale of property arising from notes receivable	$6,507,500	$2,850,000	$–
Proceeds from sale of leasehold interests arising from repurchase of long-term debt at a discount	–	1,617,625	–
Financing:
Exercise of stock options financed by notes receivable	–	1,531,249	–

	$6,507,500	$5,998,874	$–

15.   Operating Segment Information

The Company’s significant operating segments are hotel operations, franchising and management and construction and development. The hotel operating segment has represented approximately 80%, 72%, and 26% of total revenues for the years ending December 26, 1999, December 31, 2000, and December 30, 2001, respectively. The construction and development segment represented approximately 58% of total revenues in the year ended December 30, 2001, as compared with approximately 14% in 1999 and 19% in 2000. None of the Company’s segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

Revenues from the franchising and management segment include franchising revenues

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15.  Operating Segment Information (continued)

from one controlled group of franchisees of 16 Shoney’s Inns which contributed approximately $1.0 million, or 24.8%, $920,000, or 25.5%, and $1.9 million, or 45.9%, of total franchising and management revenues, after elimination of intersegment amounts, in 1999, 2000 and 2001, respectively. Construction and development revenues earned in 1999 included two construction contracts with one customer comprising approximately $11.0 million, or 97.7%, of total construction revenues. Construction and development revenues earned in 2000 included two construction contracts with two customers comprising approximately $10.5 million, or 87.5%, of total construction revenues. Construction and development revenues earned in 2001 included three construction contracts with three customers comprising approximately $21.6 million, or 78.6%, of total construction and development revenues.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15.  Operating Segment Information (continued)

A summary of the Company’s operations by segment follows (in thousands of dollars):

	2001	2000	1999

Revenues:
Hotel revenues from external customers	$16,975	$48,148	$66,551
Franchising and management	5,319	6,975	8,687
Construction and development	41,650	15,094	26,413
Elimination of intersegment franchising and construction revenue	(16,156)	(7,141)	(20,306)

Total revenues	$47,788	$63,076	$81,345

Operating profit (loss):
Hotel	$2,808	$(672)	$1,681
Franchising and management	(6,010)	(5,526)	(6,084)
Construction and development	1,965	(327)	1,361

Total operating profit (loss)	$(1,237)	$(6,525)	$(3,042)

Total assets:
Hotel	$152,142	$138,421	$200,773
Franchising and management	44,500	63,351	57,986
Construction and development	9,945	2,859	11,555

Total assets	$206,587	$204,631	$270,314

Capital expenditures:
Hotel	$18,211	$3,595	$16,955
Franchising and management	2,555	5,129	3,126
Construction and development	166	107	20

Total capital expenditures	$20,932	$8,831	$20,101

Depreciation and amortization:
Hotel	$3,306	$4,388	$5,707
Franchising and management	1,068	1,130	1,143
Construction and development	66	47	38

Total depreciation and amortization	$4,440	$5,565	$6,888

16.  Defined Contribution Plan

In 2000, the Company began sponsoring a 401(k) defined contribution plan for all employees. Eligible participants may contribute up to 15% of their annual compensation, subject to maximum amounts established by the United States Internal Revenue Service (“the IRS”). The Company makes matching contributions which equal 20% of the first 6% of annual compensation contributed to the plan by each employee, subject to

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

maximum amounts established by the IRS. The Company’s contributions under this plan amounted to $80,782 in 2000 and $51,985 in 2001.

17.  Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 30, 2001 and December 31, 2000:

	Quarters

	First	Second	Third	Fourth

	(in (000's) except for per share data)
2001
Revenues	$10,739	$10,533	$12,666	$13,850
Operating earnings (loss)	(563)	141	(72)	(743)
Earnings from continuing operations	1,573	9	78	(810)
Earnings (loss) from discontinued operations	13	44	14	(9)
Net income (loss)	1,586	53	92	(819)
Net income (loss) per share:
Basic:
From continuing operations	.28	.00	.02	(.16)
From discontinued operations	.00	.01	.00	.00
Net income (loss)	.28	.01	.02	(.16)
Diluted:
From continuing operations	.23	.00	.02	(.16)
From discontinued operations	.00	.01	.00	.00
Net income (loss)	.23	.01	.02	(.16)
2000
Revenues	$27,104	$21,352	$7,273	$7,347
Operating loss	(1,965)	(2,610)	(555)	(1,395)
Earnings (loss) from continuing operations	(1,999)	2,639	1,036	(1,059)
Earnings (loss) from discontinued operations	(33)	(2)	80	(84)
Net income (loss)	(2,032)	2,637	1,116	(1,143)
Net income (loss) per share:
Basic:
From continuing operations	(.37)	.50	.19	(.19)
From discontinued operations	(.01)	.00	.01	(.01)
Net income (loss)	(.38)	.50	.20	(.20)
Diluted:
From continuing operations	(.37)	.50	.19	(.19)
From discontinued operations	(.01)	.00	.01	(.01)
Net income (loss)	(.38)	.50	.20	(.20)

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18.  Subsequent Events

In the second quarter of 2002, the Company sold one hotel. The effect of this hotel’s operations has been removed from operating earnings for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Balance sheet reclassifications as of December 30, 2001 and December 31, 2000, and cash flow statement reclassifications for each of the three years in the period ended December 30, 2001, were not made because of the insignificance of such amounts to the consolidated amounts. At December 30, 2001, this hotel had $63,812 in current assets, $4,442,462 in property and equipment (net of accumulated depreciation), $22,921 in other assets, $137,135 in current liabilities, $7,182,419 due to related parties, and $2,790,359 in stockholder’s deficit. At December 31, 2000, this hotel had $75,349 in current assets, $4,642,069 in property and equipment (net of accumulated depreciation), $22,967 in other assets, $227,112 in current liabilities, $6,700,823 due to related parties, and $2,187,550 in stockholder’s deficit.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The extraordinary gains on extinguishment of debt previously classified as an extraordinary item in prior periods have been reclassified for all periods presented to conform with the provisions of Statement 145.

The president and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due on February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. The Company collected the promissory note and related interest receivable in full before the renewed maturity date.

On May 3, 2002, the Company acquired all of the common stock of GuestHouse

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

18.  Subsequent Events (continued)

International Franchise Systems, Inc. (GuestHouse) in a cash transaction. GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating, had an additional 12 properties under development of which 5 were scheduled to open by mid-2002, and had an additional 27 license agreements in various stages of completion. As a result of the acquisition, the Company will be in charge of the operation and growth of the GuestHouse brand, and expects the transaction to be accretive to earnings beginning with the fiscal year ending December 29, 2002. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical.

The Company had filed an arbitration claim against Prime Hospitality Corp. in June of 2001 seeking monetary damages related to the non-use of the Company’s reservation center as agreed. In June of 2002, the Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the agreement and, accordingly, awarded the Company its full damages of $8.9 million. Prime paid the award to the Company on August 1, 2002.

19.  Fourth Quarter 2002 Developments (Unaudited)

Sholodge expects to report after-tax net losses in the fourth quarter of 2002 of approximately $20 million on an unaudited basis. The losses are primarily the result of losses on the sale of hotels, charge-offs of construction and development costs on abandoned hotel development projects and write-downs of notes and accounts receivable due to impaired values of hotels underlying the receivables.

Approximately $12 million of the estimated after-tax net losses are from the write-down of 18 notes receivable totaling $67.8 million secured by first mortgages on 18 hotel properties. Fifteen of the mortgages totaling $58.8 million are cross-collateralized and cross-defaulted and mature on July 30, 2003. Even though all first mortgage payments on these 15 hotels have been timely received, in late December of 2002 the owner notified the Company that it is highly unlikely that it will be able to refinance the properties by the notes’ maturity dates. Consequently, since the Company does not desire to extend the maturity dates, the Company anticipates that it will be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began midway through the fourth fiscal quarter to find cash purchasers

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

19.  Fourth Quarter 2002 Developments (Unaudited) (continued)

of the properties in the event the Company re-acquired ownership. The Company generally does not buy and sell hotels, typically selling only one or two hotels each year, and any new hotels added are almost always developed rather than purchased. The only sale of a hotel property by the Company between September 11, 2001, and December 27, 2002, was at a pre-tax gain of $331,000. The two hotels sold in 2001 were also sold at a gain. Therefore, based upon the Company’s recent experience, the Company has been greatly disappointed in offers received recently for the fifteen hotels securing the notes receivable. Since the Company does not desire to take back ownership and operate the properties, it is likely to sell the properties at values significantly below the balances of the notes receivable and has written down the notes receivable to the estimated net sales prices of the properties.

Separately from the hotels collateralizing notes receivable discussed above, the Company sold one and transferred five of its company-owned hotels on December 27, 2002, at an after-tax charge of approximately $3 million. The Company transferred the five hotels for notes receivable with a maturity of six months. Accordingly, the transaction did not qualify as a sale and the properties will continue to be carried on the Company’s balance sheet. The buyer intends to resell the hotels. If the buyer is unsuccessful and the hotels ultimately have to be taken back, the Company intends to pursue other potential buyers.

The Company constructed two hotels for third parties from which it has been unable to collect the balances due. One of the contracts receivable is for approximately $2 million and the Company received an arbitration award of substantially all of its claim in the fourth quarter to be paid within 30 days of the October 30, 2002 award date. The owner of the hotel failed to pay the award when due, and on January 3, 2003 filed Chapter 11 bankruptcy. As a result, the Company has charged the entire balance off in the fourth quarter. The other contract receivable is for approximately $1 million, and arbitration proceedings were initiated on January 15, 2003. The owner of the hotel claims damages in excess of the amount owed. Consequently, the Company has charged the entire amount off in its fourth quarter. These two contracts together resulted in an after-tax charge-off in the fourth quarter of approximately $2 million. Any recovery from these contracts will be recorded as earned when received.

The Company has incurred development costs related to several sites upon which hotel development for third parties was planned. In early 2002, the lodging industry anticipated an economic upturn in the second half of the year. The upturn failed to materialize. Consequently, new hotel development opportunities eroded in late 2002 and the development opportunities on all of these sites were lost. These development costs,

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

19.  Fourth Quarter 2002 Developments (Unaudited) (continued)

which had been previously capitalized, were charged off in the fourth quarter since none of the costs improved the value of the land upon which they were incurred. The impact of these charge-offs on the fourth quarter net earnings totaled approximately $1 million. An estimated net loss from routine operations is expected in addition to the transactions discussed above, principally due to the off season for the hotel industry and to the uncollectibility of unsecured accounts receivable, primarily management fees, royalty fees and reservation fees.

ShoLodge, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

Years ended December 26, 1999, December 31, 2000, and December 30, 2001

		Additions
	Balance at	Charged to		Balance at
	Beginning of	Costs and		End of
	Year	Expenses	Deductions*	Year

Year ended December 26, 1999 Allowance for doubtful accounts receivable	$642,780	$280,472	$(463,383)	$459,869

Year ended December 31, 2000 Allowance for doubtful accounts receivable	$459,869	$213,723	$(293,278)	$380,314

Year ended December 30, 2001 Allowance for doubtful accounts receivable	$380,314	$127,816	$(323,726)	$184,404

*	Represents write-offs of uncollectible accounts receivable

S-1