Form 10-Q/A
period 2002-04-21
SHOLODGE INC
filed 2003-04-11
CIK 881924

FORM 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended April 21, 2002	Commission File No. 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1015641
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

130 Maple Drive North, Hendersonville, Tennessee	37075
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART I
PART II – OTHER INFORMATION
SIGNATURES
CERTIFICATION
EX-99.1 906 CERTIFICATION OF CEO AND CFO

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 21,	December 30,
	2002	2001(1)

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$580,762	$2,704,161
Restricted cash	200,000	200,000
Accounts receivable:
Accounts receivable-trade, net	4,059,904	3,557,591
Construction contracts	3,039,645	4,016,502
Costs and estimated earnings in excess of billings on construction contracts	3,597,814	3,063,747
Prepaid expenses	545,477	365,849
Notes receivable, net	2,624,779	1,728,340
Other current assets	174,708	153,766

Total current assets	14,823,089	15,789,956
Notes receivable, net	67,813,714	68,227,306
Restricted cash	24,164	1,781,747
Property and equipment	120,666,321	123,112,190
Less accumulated depreciation and amortization	(22,777,675)	(21,944,927)

	97,888,646	101,167,263
Land under development or held for sale	11,183,246	9,254,986
Deferred charges, net	5,990,296	6,111,825
Goodwill, net	2,387,100	2,387,100
Trademark and franchise costs, net	401,081	408,559
Other assets	1,572,710	1,457,907

	$202,084,046	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	April 21,	December 30,
	2002	2001(1)

	(unaudited)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$10,333,877	$14,171,631
Taxes payable other than on income	462,751	476,809
Income taxes payable	3,595,233	3,859,873
Current portion of long-term debt	3,962,763	4,058,700

Total current liabilities	18,354,624	22,567,013
Long-term debt, less current portion	91,127,526	86,293,381
Deferred income taxes	992,275	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,473,274	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	799,535	786,477

Total liabilities	113,747,234	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of April 21, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	65,985,759	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	138,431	100,307
Notes receivable from officer, net of discount of $163,250 and $181,444, as of April 21, 2002 and December 30, 2001, respectively	(1,367,999)	(1,349,805)

Total shareholders’ equity	88,336,812	89,272,537

	$202,084,046	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	16 weeks ended

	April 21,	April 22,
	2002	2001

Revenues:
Hotel	$4,141,345	$4,024,316
Franchising, management and reservation services	1,685,932	772,914
Construction and development	3,531,231	4,827,179
Rent income	1,047,565	1,103,704
Other income	39,851	11,078

Total revenues	10,445,924	10,739,191
Cost and expenses:
Hotel	3,309,589	3,135,566
Franchising, management and reservation services	1,036,330	487,565
Construction and development	3,522,236	4,319,729
Rent expense, net	153,968	158,543
General and administrative	1,970,989	1,741,431
Depreciation and amortization	1,231,876	1,459,679

Total costs and expenses	11,224,988	11,302,513

Operating loss	(779,064)	(563,322)
(Loss) gain on sale of property and leasehold interests	(83,861)	3,606,717
Gain on early extinguishments of debt	251,841	86,765
Interest expense	(2,535,154)	(2,463,881)
Interest income	1,739,171	2,090,530

(Loss) earnings from continuing operations before income taxes and minority interests	(1,407,067)	2,756,809
Income tax benefit (expense)	415,000	(1,166,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(13,054)	(17,610)

(Loss) earnings from continuing operations	(1,005,121)	1,573,199
Discontinued operations:
(Loss) income from operations of hotel disposed of, net of income tax effect	(10,649)	12,466

Net (loss) earnings	$(1,015,770)	$1,585,665

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.20)	$0.28
Discontinued operations:
Operations of hotel disposed of	(0.00)	0.01

Net (loss) earnings	$(0.20)	$0.29

Diluted
Continuing operations	$(0.20)	$0.28
Discontinued operations:
Operations of hotel disposed of	(0.00)	0.01

Net (loss) earnings	$(0.20)	$0.29

Weighted average common shares outstanding:
Basic	5,103,098	5,542,366

Diluted	5,103,098	6,839,419

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	16 weeks ended

	April 21,	April 22,
	2002	2001

Cash flows from operating activities
Net (loss) earnings from continuing operations	$(1,005,121)	$1,573,199
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
(Loss) gain from discontinued operations	(10,649)	12,466
Depreciation and amortization	1,231,876	1,459,679
Amortization of deferred charges recorded as interest expense	147,381	198,650
Recognition of previously deferred gains	(71,730)	(156,160)
Loss (gain) on sale of property and other assets	83,861	(3,606,717)
Gain on early extinguishments of debt	(251,841)	(86,765)
Increase in minority interest in equity of consolidated subsidiaries and partnerships	13,054	17,610
Changes in assets and liabilities:
Trade receivables	(502,313)	(218,825)
Construction contract receivables	976,857	825,034
Costs and estimated earnings in excess of billings on construction contracts	(534,067)	(2,094,143)
Income and other taxes receivable and payable	420,813	331,665
Prepaid expenses	(179,628)	(135,121)
Other assets	(147,772)	176,618
Accounts payable and accrued expenses	(3,837,754)	1,156,435

Net cash used in operating activities	(3,667,033)	(546,375)
Cash flow from investing activities
Decrease (increase) in restricted cash	1,758,364	(118,541)
Advances on notes receivable	(565,091)	(6,274)
Capital expenditures	(4,885,992)	(4,626,212)
Proceeds from sale of property and leasehold interests	212,041	2,258,102

Net cash used in investing activities	(3,480,678)	(2,492,925)
Cash flow from financing activities
Deferred loan costs	(50,002)	2,529
Proceeds from long-term debt	11,100,000	—
Payments on long-term debt	(6,085,801)	(558,915)
Exercise of stock options	208,125	4,001
Purchase of treasury stock	(148,010)	(54,175)

Net cash provided by (used in) financing activities	5,024,312	(606,560)
Net decrease in cash and cash equivalents	(2,123,399)	(3,645,860)
Cash and cash equivalents – beginning of period	2,704,161	5,339,689

Cash and cash equivalents – end of period	$580,762	$1,693,829

See accompanying notes.

SHOLODGE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

A.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In Management’s opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 30, 2001.

The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company’s fiscal quarters have 16, 12, 12, and 12 weeks in first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended April 21, 2002 and April 22, 2001 are not necessarily indicative of the operating results for the entire year.

Certain reclassifications have been made in the 2001 consolidated financial statements to conform to the classifications used in 2002.

B.	EXCHANGE AND SALE OF PROPERTIES

The Company opened a new AmeriSuites hotel in October 2001 and another in February 2002. In accordance with the July 2000 agreement in which the Company sold its operating interests in 27 AmeriSuites hotels, the Company was obligated to exchange either one or both of the AmeriSuites hotels with the purchaser, at its option, for one or two specific existing hotels of the same brand and number of rooms previously operated by the Company prior to July 2000. The purchaser elected in the first quarter of 2002 to exercise its exchange option on both hotels, and the exchanges were completed in the first quarter of 2002. The two hotels received in the exchanges were recorded at their fair market values as purchases of the businesses. The book value of the two new AmeriSuites hotels, less the previously deferred gain on sale/leaseback, represented the cost of the acquisitions. The costs exceeded the fair values by $182,803 for the two transactions, resulting in a loss of this amount recorded in the first quarter of 2002. Pro forma financial information reflecting the operations of the two hotels in 2002 and 2001, as if the transactions had occurred as of the first day of the period reported on, would not differ significantly from the historical amounts presented and, accordingly, has not been presented.

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

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 21, 2002, and April 22, 2001:

	16 Weeks Ended

	April 21, 2002	April 22, 2001

Basic:
(Loss) earnings from continuing operations	$(1,005,121)	$1,573,199
(Loss) earnings from discontinued operations	(10,649)	12,466

Net (loss) earnings applicable to common stock	$(1,015,770)	$1,585,665

Shares:
Weighted average common shares outstanding	5,103,098	5,542,366

Basic (loss) earnings per share:
Continuing operations	$(0.20)	$0.28
Discontinued operations	(0.00)	0.01

Net (loss) earnings	$(0.20)	$0.29

Diluted:
(Loss) earnings from continuing operations	$(1,005,121)	$1,573,199
(Loss) earnings from discontinued operations	(10,649)	12,466

Net (loss) earnings applicable to common stock	(1,015,770)	1,585,665
Dilutive effect of 7.50% convertible debentures	—	381,647

Numerator for diluted earnings per share	$(1,015,770)	$1,967,312

Shares:
Weighted average common shares outstanding	5,103,098	5,542,366
Effect of dilutive securities (options)	—	59,599
Effect of dilutive securities (7.50% convertible debentures)	—	1,237,454

Weighted average common and common equivalent shares outstanding	5,103,098	6,839,419

Diluted (loss) earnings per share:
Continuing operations	$(0.20)	$0.28
Discontinued operations	(.00)	.01

Net (loss) earnings	$(0.20)	$.29

D.	OPERATING SEGMENT INFORMATION

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

	16 Weeks Ended

	April 21,	April 22,
	2002	2002

Revenues:
Hotel revenues	$5,489	$5,314
Franchising, management and reservation services	2,065	1,208
Construction and development	5,538	7,940
Elimination of intersegment revenue	(2,646)	(3,723)

Total revenues	$10,446	$10,739

Operating profit (loss):
Hotel	$980	$801
Franchising, management and reservation services	(1,762)	(1,918)
Construction and development	3	554

Total operating profit (loss)	$(779)	$(563)

Capital expenditures:
Hotel	$2,757	$3,280
Franchising, management and reservation services	350	1,346
Construction and development	1,779	—

Total capital expenditures	$4,886	$4,626

Depreciation and amortization:
Hotel	$986	$1,112
Franchising, management and reservation services	228	334
Construction and development	18	14

Total depreciation and amortization	$1,232	$1,460

	As of	As of
	April 21,	December 30,
	2002	2001

Total assets:
Hotel	$149,107	$152,142
Franchising, management and reservation services	43,555	44,500
Construction and development	9,422	9,945

Total assets	$202,084	$206,587

E.	CONTINGENCIES

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

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

	16 Weeks Ended

	April 21,	April 22,
	2002	2001

Reported net (loss) earnings	$(1,015,770)	$1,585,665
Add: Goodwill and indefinite lived assets amortization, net of tax	—	80,261

Pro forma adjusted net (loss) earnings	$(1,015,770)	$1,665,926

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, (“SFAS No. 121”), and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement were adopted at the beginning of fiscal 2002 and had no effect on the Company’s results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The gain on extinguishment of debt of $86,765 for the 16 weeks ended April 22, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

G.	SUBSEQUENT EVENTS

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

In the second quarter of 2002, the Company sold one hotel. The effect of this hotel’s operations has been removed from operating earnings for all periods presented in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Balance sheet reclassifications as of April 21, 2002 and December 30, 2001, and cash flow statement reclassifications for each of the quarters ended April 21, 2002 and April 22, 2001, were not made because of the insignificance of such amounts to the consolidated amounts. At April 21, 2002, this hotel had $68,341 in current assets, $4,213,921 in property and equipment (net of accumulated depreciation), $22,921 in other assets, $81,069 in current liabilities, $7,248,675 due to related parties, and $3,024,561 in stockholder’s deficit. At December 30, 2001, this hotel had $63,812 in current assets, $4,442,462 in property and equipment (net of accumulated depreciation), $22,921 in other assets, $137,135 in current liabilities, $7,182,419 due to related parties, and $2,790,359 in stockholder’s deficit.

H.	RELATED PARTY TRANSACTION

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

     The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of April 21, 2002, the Shoney’s Inn lodging system consists of 70 Shoney’s Inns containing 6,681 rooms of which 12 containing 1,377 rooms are owned and operated by the Company. Shoney’s Inns are currently located in 16 states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

     On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which consists of 71 properties containing 4,666 rooms currently open and operating in 21 states, including nine states in which Shoney’s Inns operate. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

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

Results of Operations

For the Quarters Ended April 21, 2002 and April 22, 2001

     Total operating revenues for the quarters ended April 21, 2002, were $10.4 million, or 2.7% less than the total operating revenues of $10.7 million reported for the first quarter of 2001.

     Revenues from hotel operations increased by $117,000, or 2.9%, from the $4.0 million reported for the same period last year. For the 11 same hotels opened for all of both quarterly periods, a decrease of 1.2% in average daily room rates, from $50.25 in the first quarter of 2001 to $49.65 in the first quarter of 2002, and a decrease in average occupancy rates on these hotels from 46.6% to 43.7% this year, were the primary causes of a decrease in same hotel revenues of 8.6% from $3.4 million in the first quarter of 2001 to $3.1 million in the first quarter of 2002. The Company sold two Shoney’s Inns in April of 2001, acquired a Baymont Inn & Suites in November of 2001, and opened two AmeriSuites hotels – one in October of 2001 and one in February of 2002. The two Shoney’s Inns sold contributed $638,000 to hotel revenues in the first quarter of 2001. The three hotels added since the first quarter of 2001 contributed $1.0 million to hotel revenues in the first quarter of 2002.

     The Company owns and operates primarily Shoney’s Inns. RevPAR (revenue per available room) for all Company-owned Shoney’s Inns decreased from $23.88 in the first quarter of 2001 to $21.73 in the first quarter of 2002. The 11 Shoney’s Inns same-hotels’ RevPAR decreased by 7.3%, from $23.41 in the first quarter of 2001 to $21.70 in the first quarter of 2002.

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

     Operating expenses from hotel operations for the first quarter of 2002 increased by $174,000, or 5.5%, from $3.1 million in the first quarter of 2001. Hotel operating expenses on the 11 same-hotels were $2.6 million in the first quarter of 2002 compared to $2.7 million in the first quarter of 2001. The operating expenses as a percentage of operating revenues for this activity increased from 77.9% in the first quarter of 2001 to 79.9% in the first quarter of 2002; operating expenses as a percentage of operating revenues on the 11 same-hotels increased from 79.0% in the first quarter of 2001 to 83.9% in the first quarter of 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

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

     Rent expense decreased by $5,000 in the first quarter this year from last year’s first quarter.

     General and administrative expenses increased by $230,000, or 13.2%, from the first quarter of 2001. This increase was due primarily to increased professional fees and insurance costs.

     Depreciation and amortization expense decreased by $228,000, or 15.6%, from the first quarter of 2001, of which $130,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year. Further reductions of $118,000 were due to the sale of two hotels in the first quarter of 2001, offset with increases in depreciation of $179,000 due to the hotels added since the first quarter of 2001. Depreciation of the 11 hotels owned and operated for all of both quarterly periods decreased by $184,000, and depreciation increased by $25,000 due to other net additions to depreciable assets other than hotels.

     The loss recognized on sale of property in the first quarter of 2002 was $84,000, primarily from losses on the exchange of two hotels, partially offset by gains from the sale of excess land in the quarter; the gain recognized on the sales of property in the first quarter of 2001 totaled $3.6 million and was from the Company’s sale of one hotel and three restaurants. Another hotel was sold near the end of the first quarter of 2001, but the gain (approximately $543,000) was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. A portion of the gain (approximately $175,000) on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting.

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

     Interest expense increased by $71,000, or 2.9%, while interest income decreased by $351,000, or 16.8%, from the first quarter of 2001. Interest income increased due to seller financing of a portion of the sales price of two Shoney’s Inns sold to franchisees in mid-April, 2001, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $3.7 million in the first quarter of 2002, compared with $546,000 used in operating activities in the first quarter of 2001.

     The Company’s cash flows used in investing activities were $3.5 million in the first quarter of 2002, compared with $2.5 million for the comparable period in 2001. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $4.9 million in the first quarter of 2002 and $4.6 million in the first quarter of 2001. Proceeds from the sale of property and leasehold interests were $212,000 in the first quarter of 2002 versus $2.3 million for the comparable period in 2001.

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

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the first fiscal quarter ended April 21, 2002.

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

PART II – OTHER INFORMATION

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

ShoLodge, Inc.

Date: April 8, 2003	/s/ Leon Moore

Leon Moore
President, Chief Executive Officer
Principal Executive Officer, Director

Date: April 8, 2003	/s/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting Officer,
Principal Accounting Officer,
Chief Financial Officer, Director

CERTIFICATION

     I, Leon Moore, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q/A of ShoLodge, Inc.

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

[signature]

President, Chief Executive Officer,
Principal Executive Officer

CERTIFICATION

     I, Bob Marlowe, certify that:

     1.     I have reviewed this quarterly report on Form 10-Q/A of ShoLodge, Inc.

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