Form 10-Q/A
period 2002-07-14
SHOLODGE INC
filed 2003-04-11
CIK 881924

FORM 10-Q/A

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

            As of August 27, 2002, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	July 14,	December 30,
	2002	2001(1)
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$753,530	$2,704,161
Restricted cash	200,000	200,000
Accounts receivable:
Accounts receivable-trade, net	4,576,969	3,557,591
Construction contracts	3,065,744	4,016,502
Costs and estimated earnings in excess of billings on construction contracts	401,564	3,063,747
Arbitration award	8,909,188	—
Prepaid expenses	493,292	365,849
Notes receivable, net	6,278,192	1,728,340
Other current assets	169,106	153,766

Total current assets	24,847,585	15,789,956
Notes receivable, net	67,365,060	68,227,306
Restricted cash	24,179	1,781,747
Property and equipment	114,907,534	123,112,190
Less accumulated depreciation and amortization	(21,781,606)	(21,944,927)

	93,125,928	101,167,263
Land under development or held for sale	11,061,421	9,254,986
Deferred charges, net	2,559,094	6,111,825
Goodwill, net	765,711	2,387,100
Trademark, franchise costs and reservation rights, net	128,354	408,559
Other assets	1,675,179	1,457,907

	$201,552,511	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	July 14,	December 30,
	2002	2001(1)
	(unaudited)

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,633,713	$14,171,631
Taxes payable other than on income	612,841	476,809
Income taxes payable	1,319,432	3,859,873
Current portion of long-term debt	3,935,071	4,058,700

Total current liabilities	14,501,057	22,567,013
Long-term debt, less current portion	93,166,797	86,293,381
Deferred income taxes	992,275	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,419,378	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	812,742	786,477

Total liabilities	111,892,249	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of July 14, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	67,247,577	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	207,535	100,307
Notes receivable from officer, net of discount of $155,778 and $181,444, as of July 14, 2002 and December 30, 2001, respectively	(1,375,471)	(1,349,805)

Total shareholders’ equity	89,660,262	89,272,537

	$201,552,511	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings
(unaudited)

	12 weeks ended		28 weeks ended

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Revenues:
Hotel	$3,888,671	$3,185,087	$8,030,016	$7,209,403
Franchising, management and reservation services	1,536,835	1,107,043	3,222,767	1,879,957
Construction and development	648,830	5,330,206	4,180,061	10,157,385
Rent income	822,099	796,276	1,869,664	1,899,980
Other income	26,424	114,763	66,275	125,841

Total revenues	6,922,859	10,533,375	17,368,783	21,272,566
Cost and expenses:
Hotel	2,896,475	2,343,363	6,206,064	5,478,929
Franchising, management and reservation services	887,219	444,091	1,923,549	931,656
Construction and development	1,695,902	5,101,737	5,218,138	9,421,466
Rent expense, net	155,515	151,306	309,483	309,849
General and administrative	1,764,956	1,351,351	3,735,945	3,092,782
Depreciation and amortization	1,134,771	1,000,369	2,366,647	2,460,048
Write-off of goodwill	2,387,100	—	2,387,100	—
Write-off of franchise and trademark costs	4,421,535	—	4,421,535	—

Total cost and expenses	15,343,473	10,392,217	26,568,461	21,694,730

Operating (loss) earnings	(8,420,614)	141,158	(9,199,678)	(422,164)
Gain (loss) on sale of property and leasehold interests	48,323	72,674	(35,538)	3,679,391
Gain on early extinguishments of debt	2,251,917	169,400	2,503,758	256,165
Interest expense	(2,182,369)	(1,844,656)	(4,717,523)	(4,308,537)
Interest income	1,280,086	1,641,820	3,019,257	3,732,350
Arbitration award	8,900,000	—	8,900,000	—

Earnings from continuing operations before income taxes and minority interests	1,877,343	180,396	470,276	2,937,205
Income tax expense	(803,000)	(157,000)	(388,000)	(1,323,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(13,208)	(14,417)	(26,262)	(32,027)

Earnings from continuing operations	1,061,135	8,979	56,014	1,582,178
Discontinued operations:
(Loss) income from operations of hotel disposed of, net of income tax effect	(9,792)	44,312	(20,441)	56,778
Gain on disposal of hotel, net of income tax effect	210,475	—	210,475	—

Net earnings	$1,261,818	$53,291	$246,048	$1,638,956

Net earnings per common share:
Basic:
Continuing operations	$0.21	$—	$0.01	$0.29
Discontinued operations:
Operations of hotel disposed of	—	0.01	—	0.01
Gain on sale of hotel disposed of	0.04	—	0.04	—

Net earnings	$0.25	$0.01	$0.05	$0.30

Diluted:
Continuing operations	$0.20	$—	$0.01	$0.28
Discontinued operations:
Operations of hotel disposed of	—	0.01	$—	0.01
Gain on sale of hotel disposed of	0.04	—	$0.04	—

Net earnings	$0.24	$0.01	$0.05	$0.29

Weighted average common shares outstanding:
Basic	5,118,778	5,534,278	5,109,818	5,538,900

Diluted	5,182,989	5,610,791	5,185,317	5,606,156

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	28 weeks ended

	July 14,	July 15,
	2002	2001

Cash flows from operating activities
Earnings from continuing operations	$56,014	$1,582,178
Adjustments to reconcile net earnings to net cash (used in)
provided by operating activities:
(Loss) gain from discontinued operations	(20,441)	56,778
Depreciation and amortization	2,366,647	2,460,048
Write-off of goodwill and other intangible assets	6,808,635	—
Amortization of deferred charges recorded as interest expense	351,641	348,364
Accretion of debt recorded as interest expense	50,463	—
Recognition of previously deferred gains	(125,626)	(205,904)
Loss (gain) on sale of property and other assets	35,538	(3,679,391)
Gain on early extinguishments of debt	(2,503,758)	(256,165)
Increase in minority interest in equity of consolidated subsidiaries and partnerships	26,262	32,027
Changes in assets and liabilities:
Trade receivables	(1,019,378)	(57,925)
Construction contract receivables	950,758	570,073
Costs and estimated earnings in excess of billings on construction contracts	2,662,183	(2,178,002)
Arbitration award receivable	(8,909,188)	—
Income and other taxes receivable and payable	(2,496,933)	742,716
Prepaid expenses	(127,443)	(72,973)
Other assets	(31,208)	228,217
Accounts payable and accrued expenses	(5,537,918)	1,904,198

Net cash (used in) provided by operating activities	(7,463,752)	1,474,239
Cash flow from investing activities
Restricted cash	1,758,364	5,338,458
(Advances to) payments received on notes receivable	(302,628)	221,673
Capital expenditures	(6,166,514)	(8,589,245)
Proceeds from sale of property and leasehold interests	1,855,660	2,788,407

Net cash used in investing activities	(2,855,118)	(240,707)
Cash flow from financing activities
Deferred loan costs	(841,080)	(98,453)
Proceeds from long-term debt	19,100,000	1,500,000
Payments on long-term debt	(9,950,796)	(2,659,239)
Exercise of stock options	208,125	4,001
Purchase of treasury stock	(148,010)	(54,175)

Net cash provided by (used in) financing activities	8,368,239	(1,307,866)
Net decrease in cash and cash equivalents	(1,950,631)	(74,334)
Cash and cash equivalents — beginning of period	2,704,161	5,339,689

Cash and cash equivalents — end of period	$753,530	$5,265,355

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

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 14, 2002, and July 15, 2001:

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Basic:
Earnings from continuing operations	$1,061,135	$8,979	$56,014	$1,582,178
Earnings from discontinued operations	200,683	44,312	190,034	56,778

Net earnings applicable to common stock	$1,261,818	$53,291	$246,048	$1,638,956

Shares:
Weighted average common shares outstanding	5,118,778	5,534,278	5,109,818	5,538,900

Basic earnings per share:
Continuing operations	$0.21	$—	$0.01	$0.29
Discontinued operations	0.04	0.01	0.04	0.01

Net earnings	$0.25	$0.01	$0.05	$0.30

Diluted:
Earnings from continuing operations	$1,061,135	$8,979	$56,014	$1,582,178
Earnings from discontinued operations	200,683	44,312	190,034	56,778

Net earnings applicable to common stock	$1,261,818	$53,291	$246,048	$1,638,956
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted earnings per share	$1,261,818	$53,291	$246,048	$1,638,956

Shares:
Weighted average common shares outstanding	5,118,778	5,534,278	5,109,818	5,538,900
Effect of dilutive securities (options)	64,211	76,513	75,499	67,256
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,182,989	5,610,791	5,185,317	5,606,156

Diluted earnings per share:
Continuing operations	$0.20	$—	$0.01	$0.28
Discontinued operations	0.04	0.01	0.04	0.01

Net earnings	$0.24	$0.01	$0.05	$0.29

D.	OPERATING SEGMENT INFORMATION

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

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Revenues:
Hotel revenues	$4,897	$4,257	$10,386	$9,572
Franchising, management and reservation services	1,877	1,457	3,942	2,665
Construction and development	1,037	8,739	6,575	16,679
Elimination of intersegment revenue	(888)	(3,920)	(3,534)	(7,643)

Total revenues	$6,923	$10,533	$17,369	$21,273

Operating profit (loss):
Hotel	$861	$1,028	$1,841	$1,828
Franchising, management and reservation services	(8,224)	(1,164)	(9,986)	(3,082)

Construction and development	(1,058)	277	(1,055)	832

Total operating profit (loss)	$(8,421)	$141	$(9,200)	$(422)

Capital expenditures:
Hotel	$951	$3,782	$3,708	$7,062
Franchising, management and reservation services	268	181	618	1,527
Construction and development	62	—	1,841	—

Total capital expenditures	$1,281	$3,963	$6,167	$8,589

Depreciation and amortization:
Hotel	$904	$736	$1,890	$1,847
Franchising, management and reservation services	217	248	445	583
Construction and development	14	16	32	30

Total depreciation and amortization	$1,135	$1,000	$2,367	$2,460

	As of	As of
	July 14,	December 30,
	2002	2001

Total assets:
Hotel	$147,683	$152,142
Franchising, management and reservation services	47,573	44,500
Construction and development	6,297	9,945

Total assets	$201,553	$206,587

E.	CONTINGENCIES

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

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

	12 WEEKS ENDED		28 WEEKS ENDED

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Reported net earnings	$1,261,818	$53,291	$246,048	$1,638,956
Add: Goodwill and indefinite lived assets amortization, net of tax	—	60,194	—	140,456

Pro forma adjusted net earnings	$1,261,818	$113,485	$246,048	$1,779,412

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The gain on extinguishment of debt of $169,400 for the 12 weeks ended July 15, 2001, and $256,165 for the 28 weeks ended July 15, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

G.	GUESTHOUSE FRANCHISE ACQUISITION

On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (GuestHouse) for $1.6 million of cash and incurred $100,000 transaction costs. The estimated fair values of assets acquired were $184,000 for accounts receivable, $750,000 for franchise rights with an estimated useful life of three years, and $766,000 for goodwill. The gross carrying amount of franchise rights was $750,000 and accumulated amortization was $51,000 as of July 14, 2002, and are included in deferred charges in the accompanying balance sheet. Amortization expense for the 12 weeks and 28 weeks ended July 14, 2002, was $51,000. Franchise rights will be amortized in the amounts of $166,000 in 2002, $250,000 in 2003, $250,000 in 2004, and $84,000 in 2005. All goodwill is in the franchising and management segment. The results of operations of GuestHouse are included in the consolidated statement of earnings from the acquisition date forward. The only material intangible assets held by the Company are the intangible assets acquired in the GuestHouse acquisition, as all other material intangible assets were written off as discussed in Note H. The remaining balance in deferred charges, net relates to deferred financing costs.

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

	12 Weeks Ended		28 Weeks Ended

	July 14,	July 15,	July 14,	July 15,
	2002	2001	2002	2001

Net operating revenue	$6,923	$10,793	$17,864	$22,093
Earnings from continuing operations	1,061	(414)	(38)	693
Net income (loss)	1,262	(370)	152	750
Earnings (loss) per share:
Basic	$0.25	($0.07)	$0.03	$0.14
Diluted	$0.24	($0.07)	$0.03	$0.13

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

     The net gain of $48,000 recognized on sale of property in the second quarter of 2002 totaled a $310,000 gain, primarily from the sale of excess land in the quarter, partially offset by a loss of $262,000 due to costs incurred on an exchange of two hotels related to the sale of leasehold interests in 2000. The net loss recognized on sale of property in the first two quarters of 2002 was $36,000, primarily from gains from the sale of excess land, offset by the costs of the hotels exchanged as discussed above, including losses of $183,000 recognized in the first quarter when the hotels were exchanged. The gain recognized on the sales of property in the first two quarters of 2001 totaled $3.7 million and was primarily from the Company’s sale of two hotels and three restaurants, a portion of which the gain was deferred on one of the hotels and two of the restaurants and which is being recognized on the installment method of accounting until full accrual accounting is warranted.

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

ShoLodge, Inc.

Date: April 8, 2003	S/ Leon Moore

Leon Moore President, Chief Executive Officer, Principal Executive Officer, Director

Date: April 8, 2003	S/ Bob Marlowe

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