Form 10-Q/A
period 2002-10-06
SHOLODGE INC
filed 2003-04-11
CIK 881924

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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — OTHER INFORMATION
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION OF CEO & CFO

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 6,
	2002	December 30,
	(unaudited)	2001(1)

Assets
Current assets:
Cash and cash equivalents	$1,060,736	$2,704,161
Restricted cash	200,000	200,000
Accounts receivable:
Accounts receivable-trade, net	4,186,634	3,557,591
Construction contracts	5,927,117	4,016,502
Costs and estimated earnings in excess of billings on construction contracts	401,564	3,063,747
Prepaid expenses	661,869	365,849
Notes receivable, net	63,247,337	1,728,340
Other current assets	170,995	153,766

Total current assets	75,856,252	15,789,956
Notes receivable, net	10,151,457	68,227,306
Restricted cash	24,194	1,781,747
Property and equipment	113,999,983	123,112,190
Less accumulated depreciation and amortization	(22,098,664)	(21,944,927)

	91,901,319	101,167,263
Land under development or held for sale	11,124,795	9,254,986
Deferred charges, net	2,345,670	6,111,825
Goodwill, net	765,711	2,387,100
Trademark, franchise costs and reservation rights, net	128,104	408,559
Other assets	1,269,578	1,457,907

	$193,567,080	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 6,
	2002	December 30,
	(unaudited)	2001(1)

Liabilities and Shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$8,876,447	$14,171,631
Taxes payable other than on income	569,142	476,809
Income taxes payable	987,258	3,859,873
Current portion of long-term debt	4,009,967	4,058,700

Total current liabilities	14,442,814	22,567,013
Long-term debt, less current portion	86,991,637	86,293,381
Deferred income taxes	992,275	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,366,829	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	824,750	786,477

Total liabilities	105,618,305	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of October 6, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	65,751,097	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	—	100,307
Notes receivable from officer, net of discount of $148,305 and $181,444, as of October 6, 2002 and December 30, 2001, respectively	(1,382,943)	(1,349,805)

Total shareholders’ equity	87,948,775	89,272,537

	$193,567,080	$206,586,649

(1)	Derived from fiscal year ended December 30, 2001 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	12 weeks ended		40 weeks ended

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Revenues:
Hotel	$3,520,189	$2,905,125	$11,550,205	$10,114,528
Franchising, management and reservation services	1,478,344	1,060,872	4,701,111	2,940,829
Construction and development	2,934,630	7,891,073	7,114,691	18,048,458
Rent income	777,722	800,269	2,647,386	2,700,249
Other income	(25,470)	8,171	40,805	134,012

Total revenues	8,685,415	12,665,510	26,054,198	33,938,076
Cost and expenses:
Hotel	3,141,537	2,353,337	9,347,601	7,832,266
Franchising, management and reservation services	1,159,087	494,907	3,082,636	1,426,563
Construction and development	3,052,646	7,425,456	8,270,784	16,846,922
Rent expense, net	161,507	156,589	470,990	466,438
General and administrative	1,548,815	1,324,866	5,284,760	4,417,648
Depreciation and amortization	1,016,509	982,338	3,383,156	3,442,386
Write-off of goodwill	—	—	2,387,100	—
Write-off of franchise and trademark costs	—	—	4,421,535	—

Total cost and expenses	10,080,101	12,737,493	36,648,562	34,432,223

Operating loss	(1,394,686)	(71,983)	(10,594,364)	(494,147)
Gain on sale of property and leasehold interests	449,632	117,675	414,094	3,797,066
Gain on sale of available-for-sale securities	314,998	—	314,998	—
Gain on early extinguishments of debt	101,460	591,694	2,605,218	847,859
Interest expense	(2,184,446)	(1,692,095)	(6,901,969)	(6,000,632)
Interest income	1,216,615	1,343,306	4,235,872	5,075,656
Arbitration award	—	—	8,900,000	—

(Loss) earnings from continuing operations before income taxes and minority interests	(1,496,427)	288,597	(1,026,151)	3,225,802
Income tax benefit (expense)	37,000	(198,000)	(351,000)	(1,521,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(12,009)	(12,924)	(38,271)	(44,951)

(Loss) earnings from continuing operations	(1,471,436)	77,673	(1,415,422)	1,659,851
Discontinued operations:
(Loss) income from operations of hotel disposed of, net of income tax effect	(19,641)	14,055	(40,082)	70,833
(Loss) gain on disposal of hotel, net of income tax effect	(5,403)	—	205,072	—

Net (loss) earnings	$(1,496,480)	$91,728	$(1,250,432)	$1,730,684

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.29)	$0.01	$(0.27)	$0.30
Discontinued operations:
Operations of hotel disposed of	(0.00)	0.01	$(0.01)	0.01
(Loss) gain on sale of hotel disposed of	(0.00)	—	$0.04	—

Net (loss) earnings	$(0.29)	$0.02	$(0.24)	$0.31

Diluted:
Continuing operations	$(0.29)	$0.01	$(0.27)	$0.30
Discontinued operations:
Operations of hotel disposed of	(0.00)	0.01	(0.01)	0.01
(Loss) gain on sale of hotel disposed of	(0.00)	—	0.04	—

Net (loss) earnings	$(0.29)	$0.02	$(0.24)	$0.31

Weighted average common shares outstanding:
Basic	5,118,778	5,521,873	5,112,506	5,533,792

Diluted	5,118,778	5,604,016	5,112,506	5,605,611

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	40 weeks ended

	October 6,	October 7,
	2002	2001

Cash flows from operating activities
(Loss) earnings from continuing operations	$(1,415,422)	$1,659,851
Adjustments to reconcile net (loss) earnings from continuing operations to net cash used in operating activities:
Gain from discontinued operations	164,990	70,833
Depreciation and amortization	3,383,156	3,442,386
Write-off of goodwill and other intangible assets	6,808,635	—
Amortization of deferred charges recorded as interest expense	462,757	496,360
Accretion of debt recorded as interest expense	201,852	—
Recognition of previously deferred gains	(178,175)	(255,148)
Gain on sale of property and other assets	(414,094)	(3,797,066)
Gain on sale of available-for-sale securities	(314,998)	—
Gain on early extinguishments of debt	(2,605,218)	(847,859)
Increase in minority interest in equity of consolidated subsidiaries and partnerships	38,271	44,951
Changes in assets and liabilities:
Trade receivables	(629,043)	(286,280)
Construction contract receivables	(1,910,615)	(1,709,577)
Costs and estimated earnings in excess of billings on construction contracts	2,662,183	(6,070,625)
Income and other taxes receivable and payable	(2,780,282)	603,753
Prepaid expenses	(296,020)	(164,690)
Other assets	167,791	413,158
Accounts payable and accrued expenses	(5,295,184)	4,821,774

Net cash used in operating activities	(1,949,416)	(1,578,179)
Cash flow from investing activities
Restricted cash	1,758,364	10,373,176
(Advances to) payments received on notes receivable	(58,170)	472,657
Capital expenditures	(6,885,132)	(14,111,405)
Proceeds from sale of property and leasehold interests	2,794,998	2,899,018
Proceeds from sale of investment securities	428,415	—

Net cash used in investing activities	(1,961,525)	(366,554)
Cash flow from financing activities
Deferred loan costs	(795,146)	(110,030)
Proceeds from long-term debt	23,970,000	4,500,000
Payments on long-term debt	(20,967,453)	(5,475,163)
Exercise of stock options	208,125	4,001
Purchase of treasury stock	(148,010)	(270,385)

Net cash provided by (used in) financing activities	2,267,516	(1,351,577)
Net decrease in cash and cash equivalents	(1,643,425)	(3,296,310)
Cash and cash equivalents — beginning of period	2,704,161	5,339,689

Cash and cash equivalents — end of period	$1,060,736	$2,043,379

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

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 6, 2002, and October 7, 2001:

	12 WEEKS ENDED		40 WEEKS ENDED

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Basic:
(Loss) earnings from continuing operations	$(1,471,436)	$77,673	$(1,415,422)	$1,659,851
(Loss) earnings from discontinued operations	(25,044)	14,055	164,990	70,833

Net (loss) earnings applicable to common stock	$(1,496,480)	$91,728	$(1,250,432)	$1,730,684

Shares:
Weighted average common shares outstanding	5,118,778	5,521,873	5,112,506	5,533,792

Basic (loss) earnings per share:
Continuing operations	$(0.29)	$0.01	$(0.27)	$0.30
Discontinued operations	0.00	0.01	0.03	0.01

Net (loss) earnings	$(0.29)	$0.02	$(0.24)	$0.31

Diluted:
(Loss) earnings from continuing operations	$(1,471,436)	$77,673	$(1,415,422)	$1,659,851
(Loss) earnings from discontinued operations	(25,044)	14,055	164,990	70,833

Net (loss) earnings applicable to common stock	(1,496,480)	91,728	(1,250,432)	1,730,684
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted (loss) earnings per share	$(1,496,480)	$91,728	$(1,250,432)	$1,730,684
Shares:
Weighted average common shares outstanding	5,118,778	5,521,873	5,112,506	5,533,792
Effect of dilutive securities (options)	—	82,143	—	71,819
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,118,778	5,604,016	5,112,506	5,605,611

Diluted (loss) earnings per share:
Continuing operations	$(0.29)	$0.01	$(0.27)	$0.30
Discontinued operations	0.00	0.01	0.03	0.01

Net (loss) earnings	$(0.29)	$0.02	$(0.24)	$0.31

D.	OPERATING SEGMENT INFORMATION

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

	12 WEEKS ENDED		40 WEEKS ENDED

	Oct. 6,	Oct. 7,	Oct. 6,	Oct. 7,
	2002	2001	2002	2001

Revenues:
Hotel revenues	$4,405	$3,852	$14,791	$13,424
Franchising, management and reservation services	1,773	1,379	5,715	4,043
Construction and development	3,067	12,583	9,642	29,262
Elimination of intersegment revenue	(560)	(5,148)	(4,094)	(12,791)

Total revenues	$8,685	$12,666	$26,054	$33,938

Operating loss:
Hotel	$252	$521	$2,093	$2,349
Franchising, management and reservation services	(1,546)	(1,113)	(11,531)	(4,195)

Construction and development	(101)	520	(1,156)	1,352

Total operating loss	$(1,395)	$(72)	$(10,594)	$(494)

Capital expenditures:
Hotel	$488	$4,916	$4,196	$11,978
Franchising, management and reservation services	205	534	822	2,061
Construction and development	26	72	1,867	72

Total capital expenditures	$719	$5,522	$6,885	$14,111

Depreciation and amortization:
Hotel	$783	$737	$2,673	$2,584
Franchising, management and reservation services	220	232	665	814
Construction and development	14	13	45	44

Total depreciation and amortization	$1,017	$982	$3,383	$3,442

	As of	As of
	Oct. 6,	December 30,
	2002	2001

Total assets:
Hotel	$146,277	$152,142
Franchising, management and reservation services	37,994	44,500
Construction and development	9,296	9,945

Total assets	$193,567	$206,587

E.	CONTINGENCIES

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

A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of related income tax effect, follows:

	12 WEEKS ENDED		40 WEEKS ENDED

	October 6,	October 7,	October 6,	October 7,
	2002	2001	2002	2001

Reported net (loss) earnings	$(1,496,480)	$91,728	$(1,250,432)	$1,730,684
Add: Goodwill and indefinite lived assets amortization, net of tax	—	60,190	—	200,646

Pro forma adjusted net earnings	$(1,496,480)	$151,918	$(1,250,432)	$1,931,330

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

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, and therefore, should not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The gain on extinguishment of debt of $591,694 for the 12 weeks ended October 7, 2001, and $847,859 for the 40 weeks ended October 7, 2001, previously classified as an extraordinary item in prior periods has been reclassified to conform with the provisions of Statement 145.

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

	12 Weeks Ended		40 Weeks Ended

	Oct. 6,	Oct.7,	Oct.6,	Oct. 7,
	2002	2001	2002	2001

Net operating revenue	$8,685	$13,113	$26,550	$35,206
Earnings (loss) from continuing operations	(1,471)	(194)	(1,443)	499
Net income (loss)	(1,496)	(180)	(1,278)	570
Earnings (loss) per share:
Basic	$(0.29)	$(0.03)	$(0.25)	$0.10
Diluted	$(0.29)	$(0.03)	$(0.25)	$0.10

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

     The gain of $450,000 recognized on sale of property in the third quarter of 2002 was primarily from the sale of two restaurants in the quarter to the operator/lessees. The net gain recognized on sale of property in the first three quarters of 2002 was $414,000, resulting primarily from gains from the sale of the two restaurants and excess land, partially offset by a loss of $448,000 due to costs incurred on an exchange of two hotels related to the sale of leasehold interests in fiscal 2000. The gain recognized on the sales of property in the first three quarters of 2001 totaled $3.8 million and was primarily from the Company’s sale of two hotels and three restaurants, a portion of which the gain was deferred on one of the hotels and two of the restaurants and which is being recognized on the installment method of accounting until full accrual accounting is warranted.

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