Form 10-K
period 2002-12-29
SHOLODGE INC
filed 2003-04-14
CIK 881924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002	Commission File Number 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1015641
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

130 Maple Drive, North, Hendersonville, Tennessee	37075
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (615) 264-8000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Rights to Acquire Series A Subordinated Preferred Stock
(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 12, 2002, was approximately $9,500,000. The market value calculation was determined using the last sale price of registrant’s common stock on July 12, 2002, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by “affiliates,” a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on April 4, 2003, were 5,118,778.

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
A#2 TO LOAN AND SECURITY AGREEMENT
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF ERNST & YOUNG LLP
SARBANES CERTIFICATION OF CEO AND CFO

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference

Part III	Proxy Statement for registrant’s annual meeting of shareholders to be held during the second quarter of fiscal 2003.

Part IV	Registration Statement on Form S-1, Commission File No. 33-44504.

Part IV	Registration Statement on Form S-3, Commission File No. 33-77910.

Part IV	Registration Statement on Form S-8, filed with the Commission on June 24, 1997

PART I

ITEM 1.    BUSINESS.

General

      The Company develops and owns and is an operator and the exclusive franchisor of Shoney’s Inns and GuestHouse Inns & Suites. In the second quarter of 2002, the Company acquired the exclusive franchise rights of the GuestHouse Inns & Suites hotel brand and announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. As of December 29, 2002, the Shoney’s Inn /GuestHouse lodging system consisted of 118 properties containing 9,747 rooms of which six containing 686 rooms are owned by the Company. Shoney’s Inns and GuestHouse Inns & Suites are currently located in 19 states.

      The Company also owns and operates five AmeriSuites hotels and is currently negotiating for the sale of these hotels.

      Shoney’s Inns and GuestHouse Inns & Suites operate in the economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical property includes 60 to 120 rooms and, in most cases, meeting rooms. Although they do not offer full food service, most offer continental breakfast, and most of the inns are located adjacent or in close proximity to free-standing restaurants. Management believes that its strategy of locating most of its inns in close proximity to free-standing restaurants has given it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

      The Company’s operations have been supplemented by contract revenues from construction and development of hotels and other real estate projects for third parties, including developments for related parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

      The Company also franchises and manages Shoney’s Inns and GuestHouse Inns & Suites, earning revenues from royalties, reservation services, and management services provided to the franchisees, and reservation services provided to other hotel chains and independent hotel operators. The Company also leases hotels and restaurants to others, earning rental income from these third party lessees.

      The Company was incorporated under the laws of the State of Tennessee in 1976.

Growth Strategy

      The Company’s strategy is to increase cash flow and earnings by (i) increasing Revenue Per Available Room (“REVPAR”) in Company-owned inns while maintaining the Company’s attractive room price/value relationships while controlling operating costs, (ii) expanding the GuestHouse Inn & Suites system through the addition of new franchised units, (iii) utilizing the Company’s experience in developing all-suite hotels to construct and develop hotels for others, and (iv) expanding the number of lodging facilities served by the Company’s proprietary central reservation center (“InnLink”).

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

      Expansion of GuestHouse Inns & Suites System. In 2002, the Company has focused on expanding the GuestHouse Inns & Suites system principally through the addition of new franchises and the conversion of Shoney’s Inns to GuestHouse. As of 2002 fiscal year-end, there were 118 Shoney’s Inns and GuestHouse Inns (of which 6 are Company owned) with a total of 9,747 rooms. The Company targets existing Shoney’s Inn and GuestHouse franchisees, other hotel brand developers and contacts within the industry as potential franchisees for additional GuestHouse Inns & Suites.

      Development of Additional All-Suite Hotels. Currently, no Sumner Suites hotels are owned, under construction, or planned for the future. The Company has developed and opened two AmeriSuites hotels for Prime on sites that it owned. The Company plans to continue to develop all-suite hotels for third parties in the future as the opportunities arise.

      Reservation Services. The Company provides reservation services to its Shoney’s Inn and GuestHouse franchisees and to other hotel chains and independent hotel operators. This call center (“InnLink”) continues to expand its customer base, currently serving approximately 680 hotels as compared with approximately 550 hotels a year ago. The Company is continuing to aggressively market this service, capitalizing on its state of the art technology.

      In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional Guest House Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies, including, as announced on January 16, 2003, the possible spin-off of its reservation services subsidiary (InnLink) to the Company’s shareholders. If that event were to occur, each shareholder of the Company would receive shares of common stock in a financial services company which would own InnLink as a travel agency segment of its business.

Shoney’s Inns/GuestHouse Concept

      Shoney’s Inns and GuestHouse Inns & Suites are limited-service hotels positioned in the economy segment to appeal to both business and leisure travelers and are located in 19 states in markets ranging from small towns to larger metropolitan areas. Shoney’s Inns and GuestHouse Inns & Suites are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Most of the inns are located adjacent or in close proximity to a free-standing restaurant. Management believes that its strategy of locating its inns in close proximity to free-standing restaurants gives it a competitive advantage over many other limited-service lodging chains. Daily room rates range from $40 to $65 and vary depending upon a number of factors, including location, competition and type of room. For fiscal 2002, the average daily room rate for Company-owned Shoney’s Inns and GuestHouse Inns & Suites was $51.46.

      Historically, the typical property has been a two story, exterior corridor, brick veneer building with plate glass fronts, containing 100 to 125 rooms. Newer inns include a four story, interior corridor, brick or stucco building containing 100 to 120 rooms as well as smaller prototype buildings containing 80 rooms. In some cases franchisees construct smaller properties. Each room is professionally decorated and is generally furnished with two double beds, a dresser, table and chairs and a color television.

      Amenities featured at most properties include swimming pools, meeting rooms, facsimile machine service and continental breakfast. The Company believes that the properties provide their guests with quality accommodations at an attractive price/value relationship within the upper economy segment.

Construction and Development

      The Company’s construction subsidiary has a full time staff who manage, supervise, control and perform the construction of hotels and other real estate projects being developed by the Company or for third parties. Subcontractors are employed by the Company for most of the major construction components of hotels and other buildings, including electrical and mechanical work. The Company intends to continue to build hotels and other structures for third parties. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional real estate projects.

      The Company devotes significant resources to the identification and evaluation of potential sites for hotels. The Company has typically targeted markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company’s franchisees focus on sites for their inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

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

      Key to the success of the Shoney’s Inn and GuestHouse Inn & Suites chains is the Franchise Service Manager Program. Currently three Franchise Service Managers (“FSM”) provide sales direction and hands-on assistance to all inns with the goal of helping them achieve their properties’ financial, guest service and operational goals. Each FSM takes personal ownership of the properties in his/her region and provides assistance through regular property visits and constant phone communications.

      The Director of Marketing directs the FSM program and oversees management of the national advertising fund, into which all Shoney’s Inns pay 1% of revenue to support national marketing efforts such as the FSM program, the publications of the annual Vacation and Travel Directory and Group Tour Guide, participation in travel shows and targeted niche advertising. GuestHouse Inns & Suites pay up to $0.50 per available room per day for these services.

      Programs designed to target the primary markets of business travelers and mature leisure travelers provide brand recognition. The Company attempts to capitalize on the brand name recognition in the over 50-age group with the “Any Senior” program which provides a 10% discount on the standard room rate to any traveler age 55 or older.

      The Company annually publishes a Shoney’s Inn/GuestHouse system directory showing for each inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, services and amenities provided and other relevant information such as proximity to area attractions, businesses and restaurants. These directories are distributed in each inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

      The Company also maintains comprehensive on line directories with reservations booking capabilities at www.shoneysinn.com and www.guesthouseintl.com.

      Travel Agents. The Company has a policy of paying travel agents a commission, standard in the hotel industry, on all revenue booked by them. The Company, with respect to both owned and franchised inns, has joined the TACS-Lite Program administered by Perot Systems. TACS-Lite (Travel Agent Commission Settlement) is a program where each hotel property reports to the Company each week by fax (or by electronic transmission if capable) all of its room sales generated through travel agents. The Company in turn forwards this information to Perot Systems which automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a property knowing that their commissions will be paid by Perot Systems without the travel agent having to go to the trouble and expense of billing each separate location.

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

      Reservation System. The Company’s proprietary central reservation system, InnLink, provides important support for the room reservation process for Shoney’s Inns and GuestHouse Inns & Suites and is marketed to other chains as well. Other chains that contract with the Company for the service include Baymont Inns & Suites, Key West Inns and Wilson Inns & Hotels. InnLink operates 24 hours a day, 7 days a week. The InnLink system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-552-4667. Electronically, InnLink is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices.

      Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each hotel in the Shoney’s Inn and GuestHouse Inn franchise systems for compliance with facility and service standards. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned inns after approximately seven years of operation.

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

Franchise Operations

      Franchise Sales. The Company markets the GuestHouse franchise principally to existing Shoney’s Inn and GuestHouse franchisees, other hotel brand developers and other prospects known through management’s contacts in the lodging industry. The Company employs two full-time licensed franchise salesmen. The Company also markets franchises through advertisements in trade publications and participation in trade shows and franchising conventions. The Company no longer markets the Shoney’s Inns franchises.

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

      Fees. Under the standard GuestHouse franchise arrangement offered to prospective franchisees, a potential franchisee pays a $2,500 application fee. Upon approval of the application, the Company and the franchisee enter into a 5-year license agreement, and the franchisee generally pays a license fee equal to the greater of $250 per room or $15,000. The application fee is applied against the license fee.

      Under the standard GuestHouse franchise arrangement offered to prospective franchisees, the franchisee pays monthly royalties of $1.25 per available room per day during the term of the license agreement. Additionally, a marketing cooperative fee of $0.30 per available room per day and a fee for participation in the central reservation system are charged at 8% of revenue generated by voice communications and 5% of revenue generated by electronic communication plus $5.00 per reservation.

      Franchisee Services. Management believes that the support the Company offers to franchisees is a significant factor in determining its success as a franchisor and that the Company’s successful record as a builder, owner and operator evidences valuable experience and abilities which can enhance the franchisee support function. As franchisor, the Company draws on its own operational experience to assist franchisees.

      Once an inn is constructed, the Company requires the franchisee to send the site general manager to a management training class conducted by the Company covering topics including human resources, sales and marketing, yield management and cost controls. Currently, the Company does not charge for the training program but reserves the right to do so in the future.

      The Company inspects every franchised inn at least three times a year, at least two of which are unannounced, through its Quality Standards and Compliance program, using trained field representatives. The Company encourages franchisees to renovate each of the properties after approximately seven years of operations, in the same manner that the Company renovates its own hotels.

      The Company offers to provide management services to franchisees pursuant to contractual arrangements. The Company’s fee for these services is a percentage of the managed hotel’s gross revenues. Currently, the Company manages eighteen hotels under contract arrangement.

Lodging Industry

      Smith Travel Research divides lodging chains into various segments based on price. Shoney’s Inns and GuestHouse Inns & Suites are included in the economy segment.

      The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

				Average			Average Daily
	REVPAR			Occupancy Rate			Room Rate (1)

	2000	2001	2002	2000	2001	2002	2000	2001	2002

Industry-wide	$54.13	$50.99	$49.24	63.5%	60.1%	59.2%	$85.24	$84.85	$83.15
Economy segment	30.68	30.47	25.65	58.5	56.2	54.2	52.44	54.22	47.83
All Shoney’s Inns	25.32	24.56	23.53	50.6	49.9	48.4	50.00	49.26	48.65
Company-owned Shoney’s Inns/GuestHouse	23.41	26.83	22.87	46.5	53.3	44.4	50.31	51.69	51.46

(1)	Room revenues divided by the number of rented rooms.

Source:	Smith Travel Research, Standard Historical Trend Report for years ended 2000, 2001 and 2002, for industry wide and the economy segment, and the Company’s internal data for all Shoney’s Inns and GuestHouse Inns & Suites statistics.

Competition

      The lodging industry is highly competitive. In franchising the GuestHouse brand and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for GuestHouse Inns & Suites includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodge. Each of the Company’s hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of its future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

      The Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. The Company currently designs its lodging facilities to be accessible to the disabled and believes that it is in substantial compliance with all current applicable regulations relating to accommodations for the disabled. The Company intends to comply with future regulations relating to accommodating the needs of the disabled.

Service Marks

      The Company owns the right to use the “GuestHouse Inns & Suites” service marks in its lodging operations. The Company believes that its ability to use the GuestHouse mark is material to its business. The Company has registered the service mark “InnLink,” which it uses in connection with its reservation system, with the United States Patent and Trademark Office. The Company has registered the service mark “Raylogic” which it uses in connection with computer game software, with the United States Patent and Trademark Office.

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

Employees

      As of December 29, 2002 the Company had approximately 420 employees, including approximately 230 in the Company’s corporate headquarters. The Company’s employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2.     PROPERTIES.

      The Company’s corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and employee cafeteria. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company’s currently anticipated needs.

      Four of the five Company-owned GuestHouse Inns & Suites, the Company owned Shoney’s Inn, the two Company-owned and operated AmeriSuites hotels, and, the three AmeriSuites hotels leased to another hotel operator, at December 29, 2002, are located on sites owned by the Company either directly or through subsidiaries. The remaining GuestHouse Inn & Suites is located on a site that is leased pursuant to a long-term lease involving both the land and improvements. The four Company-owned and operated GuestHouse Inns & Suites include two Inns containing 245 guest rooms located in Houston, Texas, one 118-room Inn in Mobile, Alabama, and one 110-room Inn in Gulfport, Mississippi. The 115-room Company-owned and operated Shoney’s Inn is located in Houston, Texas. One of the Company-owned and operated AmeriSuites hotels is located in Albuquerque, New Mexico and the other one is located in Alpharetta, Georgia. The three AmeriSuites hotels owned by the Company and leased to another operator at December 29, 2002 are all located in Texas, one each in Dallas, Houston and San Antonio.

ITEM 3.     LEGAL PROCEEDINGS.

      The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any legal action pending or threatened against it that would have a material impact on the consolidated financial position or results of operations of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

      The Company’s Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “LODG.” The prices set forth below reflect the high and low sales prices for the Company’s Common Stock as reported by NASDAQ for the periods indicated.

Fiscal 2001	High	Low

First Quarter	$5.38	$4.63
Second Quarter	5.78	4.75
Third Quarter	6.25	3.83
Fourth Quarter	6.00	3.83

Fiscal 2002	High	Low

First Quarter	$5.98	$5.32
Second Quarter	6.00	4.10
Third Quarter	5.29	4.10
Fourth Quarter	4.75	3.30

Fiscal 2003	High	Low

First Quarter (through April 4, 2003)	$4.40	$2.57

      On April 4, 2003, the last reported sale price for the Company’s Common Stock as reported by NASDAQ was $4.40 per share. As of April 4, 2003, there were approximately 41 holders of record of the Company’s Common Stock and approximately 591 beneficial owners.

      The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company’s primary revolving credit agreement prohibits the payment of dividends without the lender’s consent.

ITEM 6.     SELECTED FINANCIAL DATA.

      The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 29, 2002 have been derived from the Company’s audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years in the period ended December 29, 2002, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

SHOLODGE, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(amounts in thousands except for per share data)

	Fiscal Year Ended

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,
	1998	1999	2000	2001	2002

Revenues:
Hotel	$62,413	$60,301	$40,678	$7,783	$8,873
Franchising, reservation and management	3,119	4,152	3,606	3,971	6,083
Construction and development	81	11,234	12,037	27,480	9,912
Rent income	532	483	1,955	3,468	3,398
Other income	30	360	49	336	67

Total revenues	66,175	76,530	58,325	43,038	28,333

Costs and expenses:
Hotel	40,133	41,580	29,554	5,857	7,108
Franchising, reservation and management	2,393	2,420	2,460	2,192	4,276
Construction and development	71	9,826	12,571	25,692	12,119
Rent expense	9,838	13,530	10,333	582	584
General and administrative	6,311	6,340	5,010	5,860	7,983
Depreciation and amortization	6,702	5,803	4,501	3,392	3,336
Write-off of pre-development costs	—	—	—	—	1,864
Write-off of construction contracts receivable	—	—	—	—	3,631
Write-off of accounts receivable	—	—	—	—	1,297
Write-off of goodwill	—	—	—	—	2,387
Write-off of trademarks and franchise rights	—	—	—	—	4,421
Write-down of notes receivable	—	—	—	—	21,167
Impairment of real estate	—	—	—	—	644

Total cost and expenses	65,448	79,499	64,429	43,575	70,817

Operating earnings (loss)	727	(2,969)	(6,104)	(537)	(42,484)

Gain on sale of property and leasehold interests	20,510	15,017	4,901	3,761	628
Gain on sale of available-for-sale securities	—	—	—	—	315
(Loss) gain on early extinguishment of debt	(1,666)	3,861	7,306	913	2,592
Interest expense	(10,073)	(11,847)	(10,245)	(8,281)	(8,782)
Interest income	4,944	6,181	6,397	6,376	5,016
Arbitration award	—	—	—	—	8,900

Earnings (loss) from continuing operations before income taxes and minority interests	14,442	10,243	2,255	2,232	(33,815)
Income tax (expense) benefit	(5,855)	(3,535)	(1,220)	(785)	8,959
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(647)	(1,909)	(57)	(58)	179

Earnings (loss) from continuing operations	7,940	4,799	978	1,389	(24,677)

Discontinued operations:
Operations of hotels disposed of and transferred	206	(260)	(400)	(477)	(657)
Loss on disposal and transfer of discontinued operations	—	—	—	—	(2,914)

Net earnings (loss)	$8,146	$4,539	$578	$912	$(28,248)

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.97	$0.74	$0.18	$0.25	$(4.83)

Net earnings (loss)	$0.99	$0.70	$0.11	$0.16	$(5.52)

Diluted:
Earnings (loss) from continuing operations	$0.92	$0.71	$0.18	$0.25	$(4.83)

Net earnings (loss)	$0.95	$0.67	$0.10	$0.16	$(5.52)

Weighted average common shares outstanding:
Basic	8,191	6,518	5,472	5,465	5,113

Diluted	8,611	6,745	5,554	5,530	5,113

Balance sheet data:
Working capital	$(22,516)	$9,337	$4,557	$11,384	$(2,656)
Total assets	295,001	270,314	204,631	206,587	167,279
Long-term debt and capitalized leases	125,539	122,233	90,762	86,293	24,381
Shareholders’ equity	98,099	90,878	90,322	89,273	61,194

Notes to Selected Financial Data

(A)	Fluctuations in hotel revenues, hotel operating costs and expenses, and depreciation expense are due primarily to fluctuations in the number of hotels operated by the Company. At the end of 1998, 1999, 2000, 2001 and 2002, there were 31, 35, 7, 7, and 8 hotels, respectively, being owned and operated by the Company. Sixteen hotels were sold in July of 1998 to a group of buyers affiliated with each other. In July of 2000, the Company sold its operating interest in 27 hotels to Prime Hospitality Corp. (“Prime”) by selling its leasehold interest in 24 of them and leasing the remaining three to them.

(B)	Construction and development revenues and cost and expenses vary widely from year to year depending upon the number of third party construction contracts in progress. Prior to 1999, construction and development was done primarily on the Company’s own hotels.

(C)	Rental revenues increased significantly in 2000 due to the lease of the three hotels to Prime as discussed in (A) above, increasing rent income by approximately $3.0 million per year beginning in July of 2000.

(D)	Rent expense fluctuations are due primarily to rent paid to the landlord on 24 hotels sold and leased back in 1997, 1999, and 2000, prior to the sale of these leasehold interests to Prime in July of 2000. Fourteen hotels were sold and leased back in November of 1997; six hotels were sold and leased back in June of 1999; and four hotels were sold and leased back in May of 2000.

(E)	The unusually high level of gains on sales of properties in 1998 and 1999 was due to the sale of the sixteen hotels in July of 1998, a portion of which was recognized in 1998 and the remainder in 1999 due to the installment method of accounting required on four of the hotels sold due to insufficient down payments in 1998.

(F)	Losses in 1998 on early extinguishments of debt were in connection with the sale of hotels. The gains in 1999, 2000, 2001 and 2002 were due primarily to the Company’s repurchases of its outstanding public debt at a discount.

(G)	The gains and losses from early extinguishment of debt previously classified as extraordinary items have been reclassified to conform with the provisions of SFAS No. 145, which was early adopted by the Company at the beginning of fiscal 2002.

(H)	This table reclassifies the operations of seven hotels sold or transferred in 2002 to discontinued operations for all periods presented.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

      The Company derives revenue from hotel room sales at its Sumner Suites hotels (through July 9, 2000) and Company-owned Shoney’s Inn and GuestHouse Inns & Suites hotels. The Company also receives management fees for services it performs for eighteen franchised Shoney’s Inns and GuestHouse Inns & Suites hotels. The Company derives additional revenue from franchise fees it receives as the exclusive franchiser of Shoney’s Inns and GuestHouse Inns & Suites hotels. On May 2, 2002, the Company became the exclusive franchiser of the GuestHouse Inns & Suites brand (“GuestHouse”). GuestHouse operates in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers. The Company is in the process of converting all Shoney’s Inns to the GuestHouse brand. No additional Shoney’s Inns will be developed or franchised in the future. The Shoney’s and GuestHouse brands will be discussed as a combined brand due to these factors and due to the fact than many of the Shoney’s Inns (both Company-owned and operated and franchised) have already been converted to GuestHouse.

      The Company’s hotel operations have historically been seasonal in nature, reflecting higher occupancy rates during spring and summer months, which may be expected to cause fluctuations in the Company’s quarterly revenues and earnings from hotel operations. The Company’s fiscal year ends on the last Sunday of the calendar year.

      The Company’s hotel operations have been supplemented by contract revenues from construction and development of hotels and other real estate projects for third parties, including related parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

Fourth Quarter Adjustments

      The Company reported a net loss in the fourth quarter of 2002 of $27.0 million. The losses are primarily the result of write-downs of notes and write-offs of related accounts receivable due to impaired values of hotels underlying the receivables, losses on the sale and transfer of hotels, and charge-offs of construction and development costs on abandoned hotel development projects.

      Approximately $21.2 million of the losses are from the write-down of 18 notes receivable totaling $67.8 million secured by first mortgages on 18 hotel properties. Fifteen of the mortgages totaling $58.8 million are cross-collateralized and cross-defaulted and mature on July 30, 2003. Even though all first mortgage payments on these 15 hotels have been timely received, in late December of 2002 the owner notified the Company that it is highly unlikely that it will be able to refinance the properties by the notes’ maturity dates. Consequently, since the Company does not desire to extend the maturity dates, the Company anticipates that it will be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began midway through the fourth fiscal quarter to find cash purchasers of the properties in the event the Company re-acquired ownership. The Company has been greatly disappointed in offers received recently for the fifteen hotels securing the notes receivable. Since the Company does not desire to take back ownership and operate the properties, it is likely to sell the properties at values significantly below the balances of the notes receivable and has written down the notes receivable to the estimated net sales prices of the properties. Also, unsecured accounts receivable which related to these properties were deemed to be uncollectible and were written off in the amount of approximately $1.3 million in the fourth quarter.

      Separately from the hotels collateralizing notes receivable discussed above, on December 27, 2002, the Company sold one and transferred five of its company-owned hotels on December 27, 2002, at an after-tax charge of approximately $2.9 million. The Company transferred the five hotels for notes receivable with a maturity of six months. Accordingly, the transaction did not qualify as a sale and the properties will continue to be carried on the Company’s balance sheet as assets of hotels transferred under contractual agreements (notes receivable). The buyer intends to resell the hotels. If the buyer is unsuccessful and the hotels ultimately have to be taken back, the Company intends to pursue other potential buyers. The $2.9 million, net of income tax effect, is reported in discontinued operations as a loss on disposal and transfer of discontinued businesses.

      The Company constructed two hotels for third parties from which it has been unable to collect the balances due. One of the contracts receivable is for approximately $2.0 million and the Company received an arbitration award of substantially all of its claim in the fourth quarter to be paid within 30 days of the October 30, 2002 award date. The owner of the hotel failed to pay the award when due, and on January 3, 2003 filed Chapter 11 bankruptcy. As a result, the Company has charged the entire balance off in the fourth quarter. The other contract receivable is for approximately $1.0 million, and arbitration proceedings were initiated on January 15, 2003. The owner of the hotel claims damages in excess of the amount owed. Consequently, the Company has charged the entire amount off in its fourth quarter. These two contracts together resulted in a charge-off in the fourth quarter of approximately $3.0 million. Any recovery from these contracts will be recorded as earned when received. Approximately $600,000 of other construction contracts receivable was also charged off as uncollectible in the fourth fiscal quarter of 2002.

      The Company has incurred development costs related to several sites upon which hotel development for third parties was planned. In early 2002, the lodging industry anticipated an economic upturn in the second half of the year. The upturn failed to materialize. Consequently, new hotel development opportunities eroded in late 2002 and the development opportunities on all of these sites were lost. These development costs, which had been previously capitalized, were charged off in the fourth quarter since none of the costs improved the value of the land upon which they were incurred. The amount of these charge-offs in the fourth quarter totaled approximately $1.9 million.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

	Fiscal Year Ended

	Dec. 31,	Dec. 30,	Dec. 29,
	2000	2001	2002

Revenues:
Hotel	69.7%	18.1%	31.3%
Franchising, reservation and management	6.2%	9.2%	21.5%
Construction and development	20.6%	63.9%	35.0%
Rent income	3.4%	8.1%	12.0%
Other income	0.1%	0.8%	0.2%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Hotel	50.7%	13.6%	25.1%
Franchising, reservation and management	4.2%	5.1%	15.1%
Construction and development	21.6%	59.7%	42.8%
Rent expense	17.7%	1.4%	2.0%
General and administrative	8.6%	13.6%	28.1%
Depreciation and amortization	7.7%	7.9%	11.8%
Write-off of pre-development costs	0.0%	0.0%	6.6%
Write-off of construction contracts	0.0%	0.0%	12.8%
Write-off of accounts receivable	0.0%	0.0%	4.6%
Write-off of goodwill	0.0%	0.0%	8.4%
Write-off of trademarks and franchise rights	0.0%	0.0%	15.6%
Write-down of notes receivable	0.0%	0.0%	74.7%
Impairment of real estate	0.0%	0.0%	2.3%

Total cost and expenses	110.5%	101.2%	249.9%

Operating loss	(10.5)%	(1.2)%	(149.9)%

Gain on sale of property and leasehold interests	8.4%	8.7%	2.2%
Gain on sale of available-for-sale securities	0.0%	0.0%	1.1%
Gain on early extinguishments of debt	12.5%	2.1%	9.1%
Interest expense	(17.6)%	(19.2)%	(31.0)%
Interest income	11.0%	14.8%	17.7%
Arbitration award	0.0%	0.0%	31.4%

Earnings (loss) before income taxes and minority interests	3.9%	5.2%	(119.4)%
Income tax (expense) benefit	(2.1)%	(1.8)%	31.6%
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(0.1)%	(0.1)%	0.7%

Earnings (loss) from continuing operations	1.7%	3.2%	(87.1)%

Discontinued operations:
Operations of hotels disposed of and transferred	(0.7)%	(1.1)%	(2.3)%
Loss on disposal and transfer of discontinued operations	0.0%	0.0%	(10.3)%

Net earnings (loss)	1.0%	2.1%	(99.7)%

For the Fiscal Years Ended December 29, 2002 and December 30, 2001

      For the fiscal year ended December 29, 2002, total revenues decreased 34.2% to $28.3 million from $43.0 million for the fiscal year ended December 30, 2001.

      The Company owned and operated two hotel brands (Shoney’s Inns and GuestHouse) beginning in the second quarter of fiscal 2002, and Shoney’s Inns during 2001 and the first quarter of 2002. The Company owned and operated one AmeriSuites hotel beginning in late 2001 and two AmeriSuites hotels throughout most of 2002. Revenues from hotel operations in fiscal 2002 increased by 14.0% to $8.9 million from $7.8 million for fiscal year 2001. For the 6 hotels opened for all of both years (same hotels), average daily room rates in 2002 decreased 1.6% to $51.46 from $52.30 in 2001, and average occupancy rates decreased from 51.4% in 2001 to 44.4% in 2002, resulting in a decrease in same hotel revenues per available room (RevPAR) of 15.0%, from $26.90 in 2001 to $22.87 in 2002. RevPAR for all Company-owned Shoney’s Inns / GuestHouse decreased by 14.8% in 2002 from 2001, from $26.83 to $22.87. The decreases in the Shoney’s Inns / GuestHouse RevPAR were due primarily to the declining economic conditions in the Houston, Texas, market area where three of the six Company-owned Inns are located. The remaining (non-same) hotels contributed $3.1 million to hotel revenues in 2002 compared with $867,000 in 2001. The $3.1 million revenues from non-same hotels in 2002 were from two AmeriSuites hotels which the Company operated for most of the year and continues to operate currently. The $867,000 revenues from non-same hotels in 2001 were from one new AmeriSuites hotel which opened in the third quarter of 2001 and two Shoney’s Inns sold in the first quarter of 2001.

      Franchising, reservation and management revenues in fiscal 2002 increased by 53.2% from 2001, to $6.1 million in 2002 from $4.0 million in 2001. In fiscal 2002 and 2001, initial franchise and franchise termination fees totaled $185,000 and $314,000, respectively. The remaining franchising, management and reservation revenues increased by $2.2 million, or 61.3%, from 2001 to 2002, including an increase in royalty fee revenues of $369,000, a decrease in management fees of $946,000, and an increase in reservation fee revenues of $2.8 million. At the end of fiscal 2002 there were 112 franchised Shoney’s Inns / GuestHouse in operation compared with 58 at the end of fiscal 2001; this increase was due primarily to the acquisition of GuestHouse International Franchise Systems, Inc. on May 2, 2002. Reservation fee revenues increased dramatically due to the addition of GuestHouse in mid-2002 and additional significant contracts with other lodging chains and independent lodging facilities.

      Revenues from construction and development activities in 2002 were $9.9 million compared with $27.5 million in fiscal 2001. The 2002 revenues earned were primarily from various construction contracts being performed for third parties of which several non-hotel projects for related parties were still in progress at year-end 2002, while 2001 revenues earned were from four hotel construction contracts being performed for third parties, two of which were still in progress at year-end 2001. Revenues from construction and development activities earned from related parties in 2002 totaled $5.7 million of the total of $9.9 million earned in 2002. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities.

      Rent revenue was $3.4 million in 2002, compared with $3.5 million in 2001. The decrease was due to the sale of some restaurants to the lessees. Other income decreased by $270,000 in 2002 from 2001. Other income can vary widely from period to period due to the nature of this income and its varied sources. Miscellaneous income in 2001 represented an unusually high level of revenue of this nature.

      Hotel operating expenses for fiscal 2002 increased by $1.3 million, or 21.4%, to $7.1 million from $5.8 million in 2001. Hotel operating expenses on the two non-same hotels operated for most of 2002 were $2.1 million in 2002. Hotel operating expenses on the hotel added in late 2001, and the two hotels sold in early 2001 were $577,000 in 2001. Hotel operating expenses on the 6 same-hotels decreased by $194,000, or 3.7%, in 2002 from 2001. The operating expenses as a percentage of operating revenues for this activity increased from 75.3% in 2001 to 80.1% in 2002. Operating expenses as a percentage of operating revenues on the 6 same-hotels increased from 76.3% to 88.2% from 2001 to 2002. Hotel operating expenses on same-hotels were not reduced as much as the decline in hotel revenues, thus reducing gross operating profit margin on these hotels.

      Franchising, reservation and management operating expenses increased by $2.1 million, or 95.1%, from 2001 to 2002. This was due to increased reservation expenses, principally payroll and payroll-related, to support the increased reservation revenues earned and increased franchise activity due to the acquisition of the GuestHouse franchising rights.

      Construction and development costs in 2002 were $12.1 million compared with $25.7 million in 2001. The costs incurred were directly related to the revenues earned from the third party construction contracts in progress in 2002, including contracts with related parties, compared with the third party construction contracts in progress in 2001. The Company was unable to reduce its construction and development overhead expenses in 2002 in relation to its significant decrease in construction and development revenues from 2001.

      Rent expense increased by $2,000, or 0.3%, in 2002 from 2001. As of December 29, 2002, and December 30, 2001, the Company was obligated on only one hotel lease.

      General and administrative expenses increased by $2.1 million, or 36.2%, from 2001 to 2002. The increase was due primarily to increased insurance costs, professional fees and litigation expenses. The increase in professional fees was due primarily to legal fees incurred in the arbitration proceeding against Prime (see discussion of arbitration award below), a litigation settlement of $625,000, and state tax planning services for recovery of taxes paid.

      Depreciation and amortization expenses decreased by $57,000, or 1.7%, from 2001 to 2002. The Company sold two hotels in April of 2001 and opened one new Company-owned hotel in October of 2001. One new hotel was under construction at the end of 2001 and opened in the first quarter of 2002. A reduction of $421,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year.

      The Company has incurred development costs related to several sites upon which hotel development for third parties was planned. Due to the failure of an upturn in the hotel development industry in 2002, as had been previously anticipated, these previously capitalized development costs were charged off since they did not improve the value of the land upon which they were incurred. The impact of these development cost charge-offs was approximately $1.9 million in 2002. (Also, see “Fourth Quarter Adjustments” above.)

      Additionally, in 2002 approximately $3.0 million of contracts receivable on two third party construction contracts were written off as uncollectible. One of the contracts receivable is for approximately $2.0 million, and the Company received an arbitration award for substantially all of its claim, but the owner of the hotel filed

Chapter 11 bankruptcy on January 3, 2003. The other contract receivable is for approximately $1.0 million, and arbitration proceedings were initiated on January 15, 2003; the owner of the hotel claims damages in excess of the amount owed. Any recovery from these two contracts will be recorded as earned when received. Various other construction contracts receivable totaling approximately $600,000 were also written off in 2002. (Also, see “Fourth Quarter Adjustments” above.)

      Unsecured accounts receivable from the 15 hotels securing the 15 first mortgage notes discussed below and various other accounts receivable were written off as uncollectible in the amount of approximately $1.3 million in 2002. (Also, see “Fourth Quarter Adjustments” above.)

      The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2002, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,000 for the Sumner Suites trademark was written off in the second quarter. The Company carried intangible assets (deferred charges and goodwill) related to the acquisition and modifications of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6.4 million. The Company has been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchisees have exited the Shoney’s Inn system for the past several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company has decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights and related goodwill has been determined to be worthless. Consequently, the balance of $6.4 million was written off in the second quarter of 2002.

      The Company holds 18 first mortgage notes receivable totaling $67.8 million resulting from the sale of hotels in 1998, 2000 and 2001, providing seller financing for a portion of the selling price at the time of the sale. The owners of 15 of the properties are affiliated with each other. The 15 mortgage notes are cross-collateralized and cross-defaulted and mature July 30, 2003. Even though all first mortgage payments on these 15 hotels were timely received through the end of 2002, the common owner has notified the Company that it is unlikely that it will be able to refinance the properties by the notes’ maturity dates. The Company does not desire to extend the maturity dates and, therefore, anticipates that it will be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began midway through the fourth quarter to find cash purchasers of the properties in the event the Company re-acquired ownership. Offers received recently have been disappointing, but the Company does not desire to take back ownership and operate the properties. Therefore, it is likely to sell the properties at values significantly below the balances of the notes receivable and as of December 29, 2002, wrote down the notes receivable to the estimated net selling price of the properties. The Company is negotiating with the common owner of the other three hotels secured by first mortgage notes receivable held by the Company, and has agreed to discount the notes in order to accelerate payment by its refinancing of at least two of the hotels. The Company wrote these notes down to their estimated collectible balances as of December 29, 2002. The total write-downs of all 18 notes receivable at the end of the Company’s 2002 fiscal year were $21.2 million. (Also, see “Fourth Quarter Adjustments” above.)

      The Company tested its real estate owned as of December 29, 2002, for impairment in accordance with SFAS No. 144. One of the hotels owned and operated by the Company was determined to be impaired in value as measured against its carrying value. The amount of the impairment was determined to be $567,000; therefore, the carrying value of this hotel was written down in 2002 to its estimated fair value. The Company also sold a parcel of undeveloped land which it owned in early 2003 at net proceeds of less than the carrying value at the end of 2002. The carrying value of this land parcel was written down in 2002 to the net proceeds subsequently realized, thus reporting an impairment loss of $77,000 on this parcel. Due to the current condition of the economy and of the lodging industry, it is reasonably possible that a change in the estimate of the fair value of other real estate, particularly hotels, owned by the Company may occur in the near future, resulting in additional impairment charges.

      The gain recognized on the sale of property in 2002 was $628,000 compared with $3.8 million in 2001. The net gain recognized in 2002 included gains of $447,000 on the sale of two restaurants to the operator/lessees, and gains of $395,000 on the sale of excess land, partially offset by a loss of $232,000 due to costs incurred on the disposal of two hotels. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting, including approximately $15,000 recognized in 2002.

      In the third quarter of 2002, the Company sold all of its available-for-sale securities, recognizing a gain of $315,000.

      Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $1.6 million of its 7.50% subordinated debentures in 2002 at a discount, recognizing a gain of $375,000. In 2001, the Company repurchased $3.4 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $1.0 million. Additionally, in 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its senior subordinated notes previously purchased for $5.3 million, for $7.5 million of its outstanding 7.50% subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See the further discussion in “Liquidity and Capital Resources” below.

      Interest expense in 2002 increased from 2001 by $501,000, or 6.1%, while interest income decreased by $1.4 million, or 21.3%. The increase in interest expense was due primarily to higher levels of borrowing on the Company’s bank credit facilities in 2002 than in 2001. Interest income increased due to seller financing of a portion of the sales price of two Shoney’s Inns sold to franchisees in April of 2001, and one Shoney’s Inn sold in June of 2002, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

      The Company had filed an arbitration claim against Prime in June of 2001 seeking monetary damages related to the non-use of the Company’s reservation center as agreed. In June of 2002, the Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the agreement, and accordingly awarded the Company its full damages of $8.9 million. Prime paid the award to the Company on August 1, 2002.

      The effective tax rate differs from the federal and state statutory rates as a result of interest on deferred gains and the non-deductibility of the write-off of certain intangible assets in 2002.

      Discontinued operations resulted from the sale and/or transfer of seven hotels in 2002. The effect of these hotels’ operations and the losses on the sales of the hotels have been removed from operating earnings and from the gain on sale of property and leasehold interests in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. (Also, see “Fourth Quarter Adjustments” above.)

For the Fiscal Years Ended December 30, 2001 and December 31, 2000

      For the fiscal year ended December 30, 2001, total revenues decreased 26.2% to $43.0 million from $58.3 million for the fiscal year ended December 31, 2000.

      The Company owned and operated two hotel brands (Sumner Suites and Shoney’s Inns) until mid-2000, and primarily one brand (Shoney’s Inns) in the last two quarters of 2000 and during fiscal 2001. The Company owned and operated one AmeriSuites hotel beginning in late 2001. Revenues from hotel operations in fiscal 2001 decreased by 80.9% to $7.8 million: from $40.7 million for fiscal year 2000. For the 6 hotels opened for all of both years (same hotels), average daily room rates in 2001 increased 1.8% to $52.30 from $51.39 in 2000, and average occupancy rates increased from 46.0% in 2000 to 51.4% in 2001, resulting in an increase in same hotel revenues per available room (RevPAR) of 13.8%, from $23.63 in 2000 to $26.90 in 2001. RevPAR for all Company-owned Shoney’s Inns increased by 10.5% in 2001 from 2000: from $24.29 to $26.83. The increases in the Shoney’s Inns RevPAR were due primarily to the improved economic conditions in the Houston, Texas, market area where three of the Company-owned Shoney’s Inns are located. The remaining (non-same) hotels contributed $867,000 to hotel revenues in 2001 compared with $34.7 million in 2000. The $867,000 revenues from non-same hotels in 2001 were from two hotels in which the Company sold its interests in the first quarter of 2001 and one new hotel which opened in the third quarter of 2001. The $34.7 million revenues from non-same hotels in 2000 were from 28 hotels in which the Company sold its interests in the second quarter of 2000 and the two hotels sold in the first quarter of 2001.

      Franchising, reservation and management revenues in fiscal 2001 increased by 10.1% from 2000, to $4.0 million in 2001 from $3.6 million in 2000. In fiscal 2001 and 2000, initial franchise and franchise termination fees totaled $314,000 and $615,000, respectively. Exclusive of these non-recurring franchise revenues, the remaining franchising, reservation and management revenues increased by $666,000, or 22.3%, from 2000 to 2001, including an increase in management fee revenues of $891,000 which was due entirely to 17 new management contracts which became effective in April 2001. At the end of fiscal 2001 there were 58 franchised Shoney’s Inns in operation compared with 59 at the end of fiscal 2000; this decrease was due to five terminations, two new franchised Inns added, and two Company-owned Inns sold to franchisees during 2001. As of December 30, 2001, there were no franchised Shoney’s Inns under construction.

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

      Hotel operating expenses for fiscal 2001 decreased by $23.7 million, or 80.2%, to $5.9 million from $30.0 million in 2000. The sale of the Company’s interest in one Shoney’s Inn and all 27 of its Sumner Suites hotels in the second quarter of 2000 and the sale of two Shoney’s Inns in the first quarter of 2001 accounted for a decrease of $24.3 million in hotel operating expenses from 2000 to 2001. Hotel operating expenses on the hotel added in late 2001 were $121,000. Hotel operating expenses on the 6 same-hotels increased by $458,000, or 9.5%, in 2001 over 2000. The operating expenses as a percentage of operating revenues for this activity increased from 72.7% in 2000 to 75.3% in 2001. Operating expenses as a percentage of operating revenues on the 6 same-hotels decreased from 80.0% to 76.3% from 2000 to 2001. Increases in hotel operating expenses on same hotels were primarily in the areas of payroll-related costs, utilities, and insurance.

      Franchising, reservation and management services operating expenses decreased by $268,000, or 10.9%, from 2000 to 2001. This was due primarily to reduced central reservation center expenses caused by the cancellation of reservation services in November of 2000 on the 27 hotels of which the Company’s operating interests had been sold in mid-2000.

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

      General and administrative expenses increased by $849,000, or 17.0%, from 2000 to 2001. The increase was due primarily to increased insurance costs, professional fees, and travel expenses.

      Depreciation and amortization expenses decreased by $1.1 million, or 24.6%, from 2000 to 2001. This decrease was due primarily to the sale and leaseback of four hotels in May of 2000, combined with the sale of another hotel in June of 2000 and two hotels in April of 2001. The Company opened one new Company-owned hotel in October of 2001. One new hotel was under construction at the end of the year.

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

      Interest expense decreased by $2.0 million, while interest income decreased by $21,000 from 2000 to 2001, for a total decrease of $2.0 million in net interest expense. The decrease in interest expense resulted primarily from interest expense reductions from the extinguishments of debt from the repurchase of $45.8 million of the Company’s outstanding subordinated debt in the open market and in privately negotiated transactions beginning October 1, 1999 and continuing through 2001, of which $33.2 million of these extinguishments occurred in 2000 and 2001. Additional debt reductions, including a pay down of $7.5 million of the Company’s outstanding debt using a portion of the $38.4 million gross proceeds from the sale-leaseback of four hotels in May of 2000, further reduced interest expense. Partially offsetting these reductions in interest expense was interest incurred to the Internal Revenue Service due to a tax payment deficiency for 1997, assessed based upon an audit by the Service (see Footnote 9 to the consolidated financial statements). The decrease in interest income in 2001 from 2000 was due primarily to the net effect of a reduction in the interest rate on 15 mortgage notes receivable in mid-2001, and an increase in interest earned on mortgage notes receivable from the seller-financed portion of the proceeds of the sale of one hotel in June 2000 and two hotels in April 2001.

      The Company’s effective tax rate of 36.1% for the year ended December 30, 2001 differed from the federal statutory rate primarily as a result of interest on deferred gains and a reduction due to previously accrued income taxes. This $451,000 reduction in 2001 income taxes resulted from a settlement with taxing authorities on amounts previously provided for disputes on the 1997 tax year. The Company’s effective tax rate of 55.5% for the year ended December 31, 2000 differed from the federal statutory rate primarily as a result of interest on deferred gains.

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

      Impairment of Long-Lived Assets: The Company records impairment losses on long-lived assets used in operations and finite-lived intangibles when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indications of impairment are present and the estimated fair value less costs to sell is less than the carrying amount. The Company’s impairment review process relies on management’s judgment regarding the indicators of impairment, the remaining lives of assets used to generate assets’ undiscounted cash flows, and the fair value of assets at a particular point in time. Under different assumptions or conditions, the asset impairment analysis may yield a different result, which would alter the gain or loss on the eventual disposition of the asset.

      Collectibility of Accounts and Notes Receivable: The Company continuously monitors collections from its customers and debtors under notes receivable and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that are identified. While such credit losses have historically been within the Company’s expectations, there can be no assurance that the historical experience will continue at the same level in the future. Notes receivable are generally secured by first mortgages on the underlying assets. The majority of these are from a group of companies that are affiliated with one another, creating a concentration of credit risk. The Company determined in the fourth quarter of 2002 that the fair values of the underlying assets were less than the balances of the first mortgage notes and that the notes receivable were under-collateralized. The Company, accordingly, recorded a write-down of $21.2 million as previously discussed.

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

      Profit Recognition on Sale Transactions: As prescribed by Financial Accounting Standards Board (“FASB”) Statement No. 66, Accounting for Sales of Real Estate, profit from the sale of land and hotel properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement. When the sale involves a leaseback, and otherwise qualifies for sale-leaseback accounting, as defined by FASB Statement No. 98, Accounting for Leases, the profit is then accounted for in accordance with FASB Statements No. 13, Accounting for Leases and No. 28, Accounting for Sales with Leasebacks, which generally require deferral and amortization of profits ratably over the related lease terms.

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

Liquidity and Capital Resources

      The Company’s cash flows used in operating activities were $8.7 million in 2002, compared with cash flows provided by operating activities of $8.0 million in 2001 and cash flows used in operating activities of $1.1 million in 2000. Losses from continuing operations were $24.7 million in 2002, while earnings from continuing operations were $1.4 million in 2001 and $978,000 in 2000. Depreciation and amortization was $3.3 million, $3.4 million, and $4.5 million in 2002, 2001, and 2000, respectively, the declines in 2001 and 2002 being the result of the sale of properties in excess of new properties being opened during these years. The Company recognized $628,000, $3.8 million, and $4.9 million from gains on sale of property during 2002, 2001 and 2000, respectively. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The $4.9 million gain on sale of property in 2000 represented $4.4 million from the sale of the Company’s interest in 25 lodging facilities and $207,000 from the sale of other real estate. The gains on early extinguishment of debt were all due to the repurchase by the Company of its outstanding public debt at a discount from face value. Decreases in accounts payable and accrued expenses used $3.5 million cash in 2002 and $5.4 million in 2000, respectively, as compared with cash provided of $6.7 million in 2001. A decrease in trade receivables of $162,000 and $2.2 million in 2002 and 2000, respectively, provided cash compared with an increase in trade receivables using cash of $926,000 in 2001. The changes in trade receivables and accounts payable in 2000 were due primarily to the Company’s sale of its operating interests in 27 of its hotels in mid-2000.

      The Company’s cash flows provided by investing activities were $3.9 million in 2002 and $28.6 million in 2000 in contrast to $4.7 million used in investing activities in 2001. Proceeds from the sale of property and leasehold interests were $6.4 million, $2.9 million, and $53.5 million in 2002, 2001, and 2000, respectively. These amounts in 2000 include the net proceeds from the sale/leaseback of four hotels in 2000. In addition to the sale/leaseback transaction in 2000, several other parcels of land held for resale were sold for cash, and in 2000 one hotel was sold for a cash down payment of $550,000. In 2001, three restaurants and two hotels were sold for a combination of cash and seller-financed notes, resulting in cash proceeds of $2.9 million. The Company has required capital principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $3.9 million, $20.9 million, and $8.8 million in 2002, 2001, and 2000, respectively. As of the end of 2002, no hotels were under construction. The Company sold all of its available-for-sale securities in 2002 for $428,000, and invested $1.8 million in the acquisition of GuestHouse International Franchise Systems, Inc. and two hotel exchange transactions.

      Net cash provided by financing activities was $3.7 million in 2002, compared with $6.0 million and $25.5 million used in financing activities in 2001 and 2000, respectively. In 1999, the Company adopted a plan to repurchase up to $12.5 million of the Company’s outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 2000, 238,000 shares were repurchased for $1.2 million. In November of 2001 the Company increased the authorized amount to repurchase an additional $3.0 million of common stock pursuant to the plan, increasing the total amount authorized to $23.0 million. In 2002, 25,000 shares were repurchased for $148,000, and in 2001, 457,000 shares were repurchased for $1.9 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures. In the third quarter of 2000 the

Company increased the total amount authorized to $20.0 million, and repurchased $21.0 million of this debt for $15.4 million in 2000. The Company increased the total amount authorized to $25.0 million in November of 2001. An additional $1.6 million of this debt was repurchased for $1.2 million in 2002 and $3.4 million of this debt was repurchased for $2.3 million in 2001. In the third quarter of 1999 the Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. In 2000, the Company repurchased $8.8 million of these debt securities at a cost of $6.2 million.

      The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 and real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and of the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of December 29, 2002, the Company had $21.7 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $11.7 million on the revolving line of credit.

      The Company also maintains a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. As of December 29, 2002, the Company had $500,000 outstanding under this credit facility.

      The Company also has a loan secured by its corporate aircraft with a balance of $5.8 million as of December 29, 2002. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

      The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $16.5 million mature in May of 2004. Its outstanding Series A Senior Subordinated Notes in the face amount of $26.0 million mature in November of 2006 and its Series B Notes in the face amount of $19.3 million mature in September of 2007.

      Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning in 1999. Approximately $3.2 million, $3.1 million, and $2.9 million of these notes were redeemed under this provision on December 1, 2002, December 1, 2001 and December 1, 2000, respectively.

      The trust indenture applicable to the Series A and Series B senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $75.0 million. As of December 29, 2002, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. The Company is in the process of completing an Exchange Offer and Consent Solicitation (“Exchange Offer”), which is expected to be completed within the 60-day cure period. The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth, which is expected to cure the default, if declared, without any further action. However, there can be no assurance that the Exchange Offer will be completed. Because of the covenant violation at December 29, 2002, the Company has classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments have also been classified as current liabilities as of December 29, 2002.

      The total amount of debt classified as current liabilities due to the circumstances discussed above was $67.5 million as of December 29, 2002. As of April 4, 2003, the Company had reduced that amount by $2.2 million, including $838,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40 million within the next 60 days from the collection of two notes receivable, the sale of the properties serving as collateral under ten notes receivable, and the sale of three unencumbered properties. See “Fourth Quarter Adjustments” above. Negotiations are currently in progress relative to the sale of an additional twelve hotels, five of which collateralize notes receivable, with net proceeds of approximately $53 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

      The Company is evaluating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies, including, as announced on January 16, 2003, the possible spin-off of its reservation services subsidiary (InnLink) to the Company’s shareholders. The Exchange Offer, if consummated, will allow the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, the liquidation of notes receivable, the sale of hotel properties and leasehold rights, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its capital expenditures, debt repayments and operations for at least the next twelve months.

Recently Issued Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, (“SFAS No. 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized effective January 1, 2002, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

      The Company has applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $261,000 ($0.05 per share) per year. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of income tax effect, follows (in thousands of dollars):

	Fiscal Year Ended

	Dec. 29,	Dec. 30,	Dec. 31,
	2002	2001	2000

Reported net (loss) earnings	$(28,248)	$912	$578
Add: Goodwill and indefinite lived assets amortization, net of tax	—	261	261

Pro forma adjusted net earnings	$(28,248)	$1,173	$839

During 2002, the Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and has recorded the effect of these tests in 2002. The Company wrote off $6.4 million of goodwill and intangible assets relating to the Shoney’s Inns concept due to the acquisition of GuestHouse International in the second quarter of 2002 and the decision to convert all Shoney’s Inns to the GuestHouse brand as soon a practical.

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

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments will not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The gains on extinguishment of debt for all periods presented, previously classified as an extraordinary item in prior periods, have been reclassified to conform with the provisions of Statement 145.

      SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative method of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions of SFAS No. 148 are effective for financial reports containing financial statements for years ending after December 15, 2002, while certain additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123 and has adopted the additional disclosure requirements as specified in SFAS No. 148 in fiscal 2002.

      SFAS No. 143, Accounting for Asset Retirement Obligations, issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

      SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during 2003 will not materially impact the Company’s financial position and results of operations.

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

      The Company is exposed to market risk from changes in interest rates. The Company holds notes receivable that earn interest at variable rates. A hypothetical one-percentage point change in interest rates would change annual interest income by $715,000 based on the balances of these variable-rate notes receivable at December 29, 2002. Changes in interest rates also impact interest expense on long-term variable-rate debt. A hypothetical one-percentage point change in interest rates would change annual interest expense by $269,000 based on the balances of variable-rate long-term debt at December 29, 2002.

      Management believes that market risk as a result of interest rate changes would have a minimal effect on the fair value of the Company’s fixed-rate debt because the fair value of the Company’s debt is traded based more on the public’s perception of the nature of the debt than on any fundamental changes in the debt markets.

      There were no significant changes in the Company’s market risk in the fiscal year ended December 29, 2002, and management foresees no significant changes in the Company’s exposure to fluctuations in interest rates in the near future.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Financial Statements required by Item 8 are filed as a separate section of this Report.

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

ITEM 14.     CONTROLS AND PROCEDURES

      (a) Within the ninety day period prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

      (b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Page

(a)	1.	Financial Statements:

The following Financial Statements are included herein:

		Report of Independent Auditors	F-1

		Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	F-2 – F-3

		Consolidated Statements of Operations for each of the three years in the period ended December 29, 2002	F-4 – F-5

		Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 29, 2002	F-6 – F-7

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2002	F-8 – F-9

		Notes to Consolidated Financial Statements	F-10 – F-43

	2.	Financial Statement Schedules:

		Report of Independent Auditors	F-1

		Schedule II – Valuation and Qualifying Accounts	S-1

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

10(9) – 1991 Stock Option Plan
10(10) – First Amendment to 1991 Stock Option Plan
10(11) – Second Amendment to 1991 Stock Option Plan
10(12) – Key Employee Supplemental Income Plan

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

Exhibit
Number		Exhibit

10(1)	—	Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(2)	—	Agreement of Limited Partnership of Shoney’s Inn North, Ltd., dated December 31, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(3)	—	Partnership Agreement of Shoney’s Inn of Atlanta, N.E., dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(4)	—	Partnership Agreement of Shoney’s Inn of Stockbridge, dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(5)	—	Joint Venture Agreement of Atlanta Shoney’s Inns Joint Venture, dated May 4, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(6)	—	Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(7)	-–	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(8)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inns of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(9)	—	1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(10)	—	First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(11)	—	Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(12)	—	Key Employee Supplemental Income Plan. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(13)	—	Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997

10(14)	—	Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of August 27, 1999. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 1999, filed with the Commission on September 28, 1999.

10(15)	—	Amendment Number One to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of October 3, 2001. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 2002.

10(16)	—	Amendment Number Two to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of November 26, 2002.*

10(17)	—	Lease Agreement by and between Southeast Texas Inns, Inc., ad landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2000.

10(18)	—	Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney’s Inc., ShoLodge Franchise Systems, Inc and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.

10(19)	—	Purchase and Sale Agreement dated as of April 30, 2002, by and among ShoLodge, Inc., GuestHouse Franchise Systems, LLC and Surburban Franchise Holding Company LLC. Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on July 16, 2002.

21	—	Subsidiaries of the Registrant*

23(1)	—	Consent of Ernst & Young LLP*

99.1	—	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b)	No reports on Form 8-K were filed during the fourth quarter ended December 29, 2002.

(c)	Exhibits required by Item 601 of Regulation S-K are listed above.

(d)	All financial statement schedules required by Regulation S-X are filed following the Financial Statements listed above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOLODGE, INC.

Date: April 11, 2003	/s/ Leon Moore

Leon Moore
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Moore Leon Moore	President, Chief Executive Officer, Principal Executive Officer, Director	April 11, 2003

/s/ Bob Marlowe Bob Marlowe	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Principal Accounting Officer, Director	April 11, 2003

/s/ Richard L. Johnson Richard L. Johnson	Executive Vice President, Director	April 11, 2003

/s/ Earl H. Sadler Earl H. Sadler	Director	April 11, 2003

/s/ Helen L. Moskovitz Helen L. Moskovitz	Director	April 11, 2003

/s/ David M. Resha David M. Resha	Director	April 11, 2003

CERTIFICATION

      I, Leon Moore, certify that:

      1. I have reviewed this annual report on Form 10-K of ShoLodge, Inc.

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

Dated: April 11, 2003	/s/ Leon Moore

[signature]

Chairman, Chief Executive Officer, Principal Executive Officer

CERTIFICATION

      I, Bob Marlowe, certify that:

      1. I have reviewed this annual report on Form 10-K of ShoLodge, Inc.

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

Dated: April 11, 2003	/s/ Bob Marlowe

[signature]

Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer

Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 29, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc. and subsidiaries at December 29, 2002 and December 30, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note l to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
April 11, 2003

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 29,	December 30,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,534,942	$2,704,161
Restricted cash	100,000	200,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $394,480 and $184,404 for 2002 and 2001, respectively	1,944,357	3,218,766
Construction contracts	136,865	4,016,502
Construction contracts due from related parties	5,671,892	—
Costs and estimated earnings in excess of billings on construction contracts	—	3,063,747
Income taxes receivable	9,900,782	–
Prepaid expenses	319,595	365,849
Notes receivable, net	44,823,055	2,067,165
Assets of hotels transferred under contractual agreements (notes receivable)	11,571,564	18,204,682
Other current assets	121,777	110,491

Total current assets	76,124,829	33,951,363

Restricted cash	—	1,781,747
Notes receivable, net	7,065,318	68,227,306
Property and equipment	81,882,722	98,619,837
Less accumulated depreciation and amortization	(16,297,988)	(15,522,304)

	65,584,734	83,097,533

Land under development or held for sale	14,114,353	9,254,986
Deferred charges, net	1,790,320	2,087,512
Goodwill, net	765,711	2,387,100
Trademarks and franchise rights, net	703,366	4,421,741
Other assets	1,130,527	1,377,361

	$167,279,158	$206,586,649

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 29,	December 30,
	2002	2001

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,623,527	$14,171,631
Taxes payable other than on income	609,259	476,809
Income taxes payable	–	3,859,873
Current portion of long-term debt	67,548,511	4,058,700

Total current liabilities	78,781,297	22,567,013

Long-term debt, less current portion	24,381,276	86,293,381
Deferred income taxes	–	992,275
Deferred gain on sale/leaseback	–	4,129,962
Deferred credits	2,314,922	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	607,493	786,477

Total liabilities	106,084,988	117,314,112

Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	–	–
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized; no shares issued)	–	–
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of December 29, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	38,753,965	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	–	100,307
Notes receivable from officer, net of discount of $140,833 and $181,444 as of December 29, 2002 and December 30, 2001, respectively	(1,140,416)	(1,349,805)

Total shareholders’ equity	61,194,170	89,272,537

	$167,279,158	$206,586,649

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Revenues:
Hotel	$8,872,656	$7,782,732	$40,677,658
Franchising, reservation and management	6,083,606	3,970,821	3,606,243
Construction and development	9,912,282	27,479,885	12,036,744
Rent	3,397,640	3,467,744	1,955,324
Other income	66,993	336,595	48,982

Total revenues	28,333,177	43,037,777	58,324,951

Costs and expenses:
Hotel	7,108,274	5,856,870	29,553,596
Franchising, reservation and management	4,275,949	2,191,659	2,459,801
Construction and development	12,119,271	25,691,829	12,571,160
Rent expense	583,904	581,900	10,332,830
General and administrative	7,982,733	5,859,873	5,010,455
Depreciation and amortization	3,335,750	3,392,385	4,501,517
Write-off of pre-development costs	1,863,628	–	–
Write-off of construction contracts receivable	3,631,267	–	–
Write-off of trade receivables	1,296,558	–	–
Write-off of goodwill	2,387,100	–	–
Write-off of trademarks and franchise rights	4,421,535	–	–
Write-down of notes receivable	21,167,013	–	–
Impairment of real estate	644,195	–	–

Total expenses	70,817,177	43,574,516	64,429,359

Operating loss	(42,484,000)	(536,739)	(6,104,408)

Gain on sale of land and leasehold interests	627,635	3,761,090	4,901,523
Gain on sale of available-for-sale securities	314,988	–	–
Gain on early extinguishment of debt	2,592,038	912,719	7,306,645
Interest expense	(8,782,207)	(8,281,034)	(10,245,276)
Interest income	5,016,345	6,376,068	6,396,819
Arbitration award	8,900,000	–	–

(Loss) earnings from continuing operations before income taxes and minority interests	(33,815,201)	2,232,104	2,255,303
Income tax benefit (expense)	8,958,859	(785,000)	(1,220,000)
Minority interests in loss (earnings) of consolidated subsidiaries and partnerships	178,986	(58,255)	(57,246)

(Loss) earnings from continuing operations	(24,677,356)	1,388,849	978,057

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations (continued)

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax benefit of $402,000, $293,000, and $245,000 for 2002, 2001 and 2000, respectively	(656,333)	(477,304)	(400,395)
Loss on disposal and transfer of discontinued operations, net of income tax benefit of $1,786,000	(2,913,875)	–	–

Net (loss) earnings	$(28,247,564)	$911,545	$577,662

Net (loss) earnings per common share:
Basic:
Continuing operations	$(4.83)	$0.25	$0.18
Discontinued operations:
Operations of hotels disposed of and transferred	(0.12)	(0.09)	(0.07)
Loss on disposal and transfer of discontinued operations	(0.57)	–	-

Net (loss) earnings	$(5.52)	$0.16	$0.11

Diluted:
Continuing operations	$(4.83)	$0.25	$0.18
Discontinued operations:
Operations of hotels disposed of and transferred	(0.12)	(0.09)	(0.08)
Loss on disposal and transfer of discontinued operations	(0.57)	–	–

Net (loss) earnings	$(5.52)	$0.16	$0.10

Weighted average common shares outstanding:
Basic	5,113,953	5,464,533	5,471,962

Diluted	5,113,953	5,529,825	5,553,852

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

			Notes Receivable
	Common Stock		From	Additional Paid-In
	Shares	Amount	Officer	Capital

Balance, December 26, 1999	5,372,578	$1,000	$—	$25,284,696
Exercise of stock options, net	1,067	–	–	4,001
Notes receivable from officer for exercise of options to purchase common stock	408,333	–	(1,247,750)	1,352,603
Net earnings	–	–	–	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	–	–
Comprehensive earnings
Common stock repurchased	(237,767)	–	–	(1,216,125)

Balance, December 31, 2000	5,544,211	1,000	(1,247,750)	25,425,175
Exercise of stock options, net	1,067	–	–	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(102,055)	–
Net earnings	–	–	–	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	–	–
Comprehensive earnings
Common stock repurchased	(457,000)	–	–	(1,909,670)

Balance, December 30, 2001	5,088,278	1,000	(1,349,805)	23,519,506
Exercise of stock options, net	55,500	–	–	208,125
Payment received on notes receivable from officer	–	–	250,000	–
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(40,611)	–
Net loss	–	–	–	–
Change in unrealized gain on securities available-for-sale, net of income taxes	–	–	—	–
Comprehensive loss
Common stock repurchased	(25,000)	–	—	(148,010)

Balance, December 29, 2002	5,118,778	$1,000	$(1,140,416)	$23,579,621

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (continued)

Years ended December 29, 2002, December 30, 2001, and December 31, 2000

	Retained	Accumulated Other
	Earnings	Comprehensive Income	Total

Balance, December 26, 1999	$65,512,322	$80,321	$90,878,339
Exercise of stock options, net	—	—	4,001
Notes receivable from officer for exercise of options to purchase common stock	–	–	104,853
Net earnings	577,662	–	577,662
Change in unrealized gain on securities available-for-sale, net of income taxes	–	(27,090)	(27,090)

Comprehensive earnings			550,572

Common stock repurchased	–	–	(1,216,125)

Balance, December 31, 2000	66,089,984	53,231	90,321,640
Exercise of stock options, net	–	–	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(102,055)
Net earnings	911,545	–	911,545
Change in unrealized gain on securities available-for-sale, net of income taxes	–	47,076	47,076

Comprehensive earnings			958,621

Common stock repurchased	–	–	(1,909,670)

Balance, December 30, 2001	67,001,529	100,307	89,272,537
Exercise of stock options, net	–	–	208,125
Payment received on notes receivable from officer	–	–	250,000
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	–	–	(40,611)
Net loss	(28,247,564)	–	(28,247,564)
Change in unrealized gain on securities available-for-sale, net of income taxes	–	(100,307)	(100,307)

Comprehensive loss			(28,347,871)

Common stock repurchased	–	–	(148,010)

Balance, December 29, 2002	$38,753,965	$–	$61,194,170

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended

	December 29,	December 30,	December 31
	2002	2001	2000

Cash flows from operating activities
Net (loss) earnings	$(28,247,564)	$911,545	$577,662
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Loss from discontinued operations	3,570,208	477,304	400,395
Depreciation and amortization	3,335,750	3,392,385	4,501,517
Write-off of pre-development costs	1,863,628	—	—
Write-off of construction contracts receivable	3,631,267	—	—
Write-off of trade receivables	1,296,558	—	—
Write-off of goodwill and other intangible assets	6,808,635	—	—
Write-down of notes receivable	21,167,013	—	—
Impairment of real estate	644,195	—	—
Amortization of deferred charges recorded as interest expense	567,800	603,385	713,275
Accretion of debt recorded as interest expense	353,241	—	—
Recognition of previously deferred gains	(230,082)	(305,391)	(2,684,184)
Gain on sale of land and leasehold interests	(627,635)	(3,761,090)	(4,901,523)
Gain on sale of available-for-sale securities	(314,988)	—	—
Gain on early extinguishments of debt	(2,592,038)	(912,719)	(7,306,645)
Deferred income tax (benefit) expense	(992,275)	(3,298,148)	2,201,125
Minority interest in (loss) earnings of consolidated subsidiaries and partnerships	(178,984)	58,255	57,246
Stock-based compensation	—	—	151,955
Changes in assets and liabilities:
Trade receivables	162,140	(926,097)	2,221,758
Construction contracts receivable	248,370	(1,610,873)	5,268,475
Construction contracts receivable from related parties	(5,671,892)	—	—
Costs and estimated earnings in excess of billings on construction contracts	3,063,747	(3,020,903)	3,545,227
Income taxes receivable and payable and taxes payable other than on income	(13,226,205)	9,480,496	(1,560,619)
Prepaid expenses	46,254	(54,336)	261,551
Other assets	92,185	361,395	829,049
Accounts payable and accrued expenses	(3,508,831)	6,653,310	(5,419,990)

Net cash (used in) provided by operating activities	(8,739,503)	8,048,518	(1,143,726)

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Cash flows from investing activities
Restricted cash	1,881,747	12,624,732	(12,788,021)
Payments received on notes receivable	971,074	681,433	418,098
Capital expenditures	(3,946,415)	(20,931,949)	(8,830,699)
Proceeds from sale of equipment	—	—	538,725
Proceeds from sale of land and leasehold interests	6,364,023	2,907,258	53,513,105
Proceeds from sale of available-for-sale securities	428,415	—	—
Deposits on sale/leaseback of hotels	—	—	(4,295,000)
Acquisitions	(1,839,491)	—	—

Net cash provided by (used in) investing activities	3,859,353	(4,718,526)	28,556,208

Cash flows from financing activities
Payments received on notes receivable from officer	250,000	—	—
Deferred loan costs	(415,687)	(474,068)	(201,424)
Proceeds from long-term debt	32,093,000	7,500,000	22,500,500
Payments on long-term debt	(28,276,497)	(11,085,783)	(46,095,258)
Payments on capitalized lease obligations	—	—	(189,590)
Distributions to minority interests	—	—	(261,834)
Exercise of stock options	208,125	4,001	4,001
Purchases of treasury stock	(148,010)	(1,909,670)	(1,216,125)

Net cash provided by (used in) financing activities	3,710,931	(5,965,520)	(25,459,730)

Net (decrease) increase in cash and cash equivalents	(1,169,219)	(2,635,528)	1,952,752
Cash and cash equivalents — beginning of year	2,704,161	5,339,689	3,386,937

Cash and cash equivalents — end of year	$1,534,942	$2,704,161	$5,339,689

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

1.  Summary of Significant Accounting Policies

The business activities of ShoLodge, Inc. and subsidiaries (the “Company”) are composed primarily of owning, franchising, operating, and leasing lodging facilities, providing reservation services to franchisees and other hotel chains, and commercial construction. Presently, the Company operates three hotel brands: Shoney’s Inns, GuestHouse Inns & Suites, and AmeriSuites. As of December 29, 2002, the Company derived its hotel revenues from eight owned properties located in six states across the United States. Of these eight properties, three are located in Texas, one in Mississippi, one in Georgia, one in New Mexico, one in Virginia and one in Alabama. One of the properties is a Shoney’s Inn, five are GuestHouse Inns & Suites, and two are AmeriSuites hotels.

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

Risks and Uncertainties. As discussed in Note 10, the Company has historically derived significant amounts of its construction and development revenues from related parties. The Company’s operations would be significantly impacted by a decline in services provided to these related parties. Consequently, any such decline could have a detrimental effect on the financial position and results of operations of the Company.

Cash and Cash Equivalents include highly liquid investments with original maturities of three months or less.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Restricted Cash at December 29, 2002 represents a $100,000 cash collateral account at one of the Company’s major banks. This amount is held by the bank to facilitate the transaction clearing process.

Accounts Receivable from Construction Contracts includes billed amounts earned on construction contracts open at the date of the balance sheet. Costs and estimated earnings in excess of billings on construction contracts represent amounts earned, but not billed to customers at the balance sheet date.

Property and Equipment is recorded at cost and is evaluated for impairment as described below. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 31, 2000, December 30, 2001 and December 29, 2002 were approximately $349,000, $858,000 and $80,000, respectively. Pre-opening costs are expensed as incurred. The Company recognized approximately $568,000 of impairment losses on a hotel owned and operated by the Company at December 29, 2002.

Land Under Development or Held For Sale consists of land adjacent to hotels developed by the Company, land adjoining the Company’s corporate headquarters and other commercial tracts which are being developed for sale or are held for sale. Such amounts are recorded at cost and are evaluated for impairment as described below. The Company recognized approximately $76,000 of impairment losses on land under development or held for sale parcels in 2002. There were no impairment losses on land under development or held for sale in 2001 or 2000. The Company capitalizes direct costs related to specific future projects (“pre-development costs”) when they are deemed probable. Such amounts are expensed to operations when the related project is no longer considered probable. The Company expensed approximately $0, $0, and $1,864,000 of pre-development costs in 2000, 2001 and 2002, respectively.

Deferred Charges represent loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. Accumulated amortization totaled approximately $2,651,000 and $2,637,000 as of December 30, 2001 and December 29, 2002, respectively.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Investments. The Company’s investment securities were classified as available-for-sale and were included in other assets in the accompanying balance sheets. Available-for-sale securities were carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders’ equity. The Company disposed of its investment in these securities in 2002 and, accordingly, recognized a gain of approximately $315,000.

Goodwill includes excess of cost over fair value of net assets acquired in the amount of approximately $2,387,000 and $766,000 at December 30, 2001 and December 29, 2002, respectively. The amount reported is net of accumulated amortization of approximately $1,362,000 as of December 30, 2001.

Trademark and Franchise Rights include costs of the Sumner Suites trademark of approximately $389,000 as of December 30, 2001, which was amortized on a straight-line basis over a period of twenty years until written off as worthless in 2002. This amount is net of accumulated amortization of $104,000 as of December 30, 2001. In addition, trademarks and franchise rights included cost incurred in amending the Company’s franchise license agreement, which was being amortized on the straight-line method over twenty years, and was written off as worthless in the second quarter of 2002. As of December 30, 2001, franchise costs of Baymont Inn & Suites was $19,815 net of accumulated amortization of $185. The franchise was acquired in November of 2001 and was being amortized on a straight-line basis over a period of five years until the one Baymont hotel was sold in 2002. Also included in trademark and franchise rights is GuestHouse International Franchise Systems, Inc., franchise rights acquired on May 3, 2002, for $750,000. These franchise rights are being amortized on a straight-line basis over a period of three years. As of December 29, 2002, the franchise rights on GuestHouse were approximately $583,000 net of accumulated amortization of approximately $167,000. At December 29, 2002, trademark and franchise costs also include costs in the amount of approximately $120,000 incurred on June 3, 2002 in the acquisition of USInns license rights. The life of these rights are indefinite. All franchise rights are included in the franchising, reservation, and management segment.

Other Assets include cash surrender value of life insurance, non-current portion of direct financing leases, and base linens stock.

Impairment. The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows related to those assets are less than their carrying amounts. The Company records impairment losses on long-lived assets under development or held for sale when indicators of impairment are present and the estimated fair value less costs to sell is less than their carrying amount. Subsequent to the date that an asset is held for sale, depreciation expense is not recorded.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $1,117,000, $486,000 and $520,000 for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively.

Income Taxes. The Company uses the liability method to account for income taxes.

Hotel Revenues are recognized as services are rendered.

Construction and Development Revenues from fixed-price and cost-plus construction contracts are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. No material amounts were recognized due to revisions in 2000, 2001 or 2002.

Claims are amounts in excess of the agreed contract price that a contractor seeks to collect from customers or others for customer-caused delays, errors in specifications and designs, contract terminations, change orders in dispute or unapproved as to both scope and price, or other causes of unanticipated additional costs. An amount equal to contract costs attributable to claims is included in revenues when realization is probable and the amount can be reliably estimated. Those two requirements are satisfied by management’s determination of the existence of all of the following conditions: the contract or other evidence provides a legal basis for the claim; additional costs are caused by circumstances that were unforeseen at the contract date and are not the result of deficiencies in the contractor’s performance; costs associated with the claim are identifiable or otherwise determinable and are reasonable in view of the work performed; and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. No material amounts were recognized due to claims in 2000, 2001, or 2002.

Franchising, Reservation and Management Revenues are recognized as earned.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Gains from the Sale or Transfer of Land and Hotel Properties is recognized at the time the sale or transfer is consummated, the minimum down payment is received, and there is no significant continuing involvement. Losses on the sale or transfer of land and hotel properties are recognized at the time the sale or transfer occurs to the extent that such losses have not already been recognized through impairment or otherwise.

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

Stock-Based Compensation. The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The following table presents a summary of the pro forma effects to reported net earnings (loss) as if the Company had elected to recognize compensation costs based on the fair value of the options granted as prescribed by SFAS No. 123.

		Year ended
	December 29,	December 30,	December 31,
	2002	2001	2000

Net (loss) earnings	$(28,247,564)	$911,545	$577,662
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	(18,732)	(95,685)	(559,057)

Pro forma net (loss) earnings	$(28,266,296)	$815,860	$(18,605)

Pro forma (loss) earnings per share-basic	$(5.53)	$.15	$.00
Pro forma (loss) earnings per share-diluted	(5.53)	.15	.00

      There were no grants of stock-based compensation in 2000, 2001 or 2002.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and shares that have no vesting restrictions and are fully transferable. In addition, valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, construction contracts receivable, and notes receivable. The Company places its cash investments with high credit quality financial institutions who are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many geographic areas. Concentrations of credit risk with respect to construction contracts receivable and notes receivable are increased due to the smaller number of contracts and notes and their higher dollar amounts. The Company performs credit evaluations of its customers and generally does not require collateral or other security to support customer receivables. As of December 30, 2001, and December 29, 2002, approximately $58,799,000 and $58,762,000, respectively, of notes receivable are from a group of companies affiliated with one another, which acquired and operate 16 of the hotels described in Note 13. Although notes receivable generally consist of first mortgage notes that are cross-collateralized and cross-defaulted, in the event the fair values of the underlying assets were to be less than balances of the first mortgage notes, the notes receivable could be under-collateralized; as of December 29, 2002, these notes receivable totaling approximately $58,762,000 were written down to approximately $40,564,000 based upon the estimated fair values of the underlying properties and the Company’s anticipation of taking ownership of the properties by deeds in lieu of foreclosure due to the notes’ maturity in July of 2003 and the owner’s indicated inability to pay the notes at maturity.

Reclassifications. Certain reclassifications have been made in the 2000 and 2001 consolidated financial statements to conform to the classifications used in 2002. These classifications had no impact on net income as previously reported.

Recently Issued Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 was effective July 1, 2001, and SFAS No. 142 was effective January 1, 2002. Under the new rules in SFAS No. 142,

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

goodwill and indefinite lived intangible assets are no longer amortized effective January 1, 2002, but are subject to annual impairment tests. Other intangible assets continue to be amortized over their useful lives.

The Company has applied the new rules on accounting for goodwill and intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 resulted in an increase in net income of approximately $261,000 ($0.05 per share) per year. A reconciliation of previously reported net income to the pro forma amounts adjusted for the exclusion of goodwill and indefinite lived intangible assets amortization, net of income tax effect, follows:

		Year ended
	December 29,	December 30,	December 31,
	2002	2001	2000

Reported net (loss) earnings	$(28,247,564)	$911,545	$577,662
Add: Goodwill and indefinite lived assets amortization, net of tax	—	260,840	260,840

Pro forma adjusted net (loss) earnings	$(28,247,564)	$1,172,385	$838,502

Pro forma adjusted earnings per share basic	$(5.52)	$0.21	$0.15
Pro forma adjusted earnings per share diluted	$(5.52)	$0.21	$0.15

The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2002, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,000 for the Sumner Suites trademark, which was included in the franchising, reservation and management segment, was written off in the second quarter.

The Company carried intangible assets (deferred charges of $4.0 million and goodwill of $2.4 million) related to the acquisition and modification of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6.4 million, which was included in the franchising, reservation and management segment. The Company has been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchises have exited the Shoney’s Inn system for several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company has decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights has been determined to be worthless. Consequently, the balance of $6.4 million was written off in the second quarter.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this Statement were adopted at the beginning of fiscal 2002.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds Statement 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Since the issuance of Statement 4, the use of debt extinguishment has become part of the risk management strategy of many companies, including the Company. These debt extinguishments will not be classified as extraordinary after the adoption of SFAS No. 145. Adoption of SFAS No. 145 is required for fiscal years beginning after May 15, 2002, but earlier application is encouraged. The Company elected to adopt the provisions of SFAS No. 145 at the beginning of fiscal 2002. The gains on extinguishment of debt for all periods presented, previously classified as an extraordinary item in prior periods, have been reclassified to conform with the provisions of Statement 145.

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative method of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions of SFAS No. 148 are effective for financial reports containing financial statements for years ending after December 15, 2002, while certain additional disclosure requirements of SFAS No.148 are effective for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123 and has adopted the additional disclosure requirements as specified in SFAS No. 148 in fiscal 2002.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during 2003 will not materially impact the Company’s financial position and results of operations.

2.  Property and Equipment

Property and equipment consists of:

	December 29,	December 30,
	2002	2001

Land and improvements	$10,364,197	$16,187,365
Buildings and improvements	50,531,502	52,021,759
Furniture, fixtures, equipment and software	20,987,023	22,564,043
Construction in progress	—	7,846,670

	81,882,722	98,619,837
Less accumulated depreciation and amortization	(16,297,988)	(15,522,304)

	$65,584,734	$83,097,533

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

3.  Long-Term Debt

Long-term debt consists of:

	December 29,	December 30,
	2002	2001

Industrial revenue bonds, due in varying amounts through 2017	$2,820,000	$2,905,000
7.50% Convertible subordinated debentures	16,520,000	25,596,000
9.75% Series A senior subordinated notes	23,657,419	20,167,000
9.55% Series B senior subordinated notes	19,064,942	20,341,000
Bank credit facilities	22,156,276	13,000,000
Notes payable – bank and other, bearing interest at 2.01% to 8.19%, due in varying amounts through 2010	7,711,150	8,343,081

	91,929,787	90,352,081
Less current portion	(67,548,511)	(4,058,700)

	$24,381,276	$86,293,381

The Industrial Revenue Bonds (“IRBs”) and substantially all notes payable are collateralized by property and equipment with a net book value of approximately $15.2 million at December 29, 2002. Additionally, the IRBs, are collateralized by irrevocable letters of credit and are guaranteed by the Company. The interest rate on the IRBs is a variable rate reset weekly by the remarketing agent (1.97% at December 29, 2002).

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

During November 1996, the Company issued $33,150,000 of 9.75% senior subordinated notes, Series A, under an aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with all other subordinated indebtedness of the Company, including the Series A notes. Both Series A and Series B of the senior subordinated notes are subject to annual redemptions at the option of the holder of the notes in the amount of 5% of the original aggregate amount issued under the indenture, which is $3,407,500 per year beginning December 1, 1999. The note holders exercised this option in each of the last three years and are expected to do so again in fiscal 2003. Accordingly, the annual redemption amount has been included in current portion of long-term debt in these financial statements.

The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 (Note 14) and the real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, and of the real property collateral (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of December 29, 2002, the Company had $21.7 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $11.7 million on the revolving line of credit. The balances of notes receivable collateralizing this credit facility totaled approximately $40,616,000 as of December 29, 2002.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company also maintains a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. As of December 29, 2002, the Company had $500,000 outstanding under this credit facility.

In May 2000, the Company repaid approximately $7,458,000 of debt with a portion of the proceeds of the sale of four hotels (Note 12). In July 2000, the Company repaid approximately $1,638,000 of debt with the proceeds of the sale of its leasehold interests in 24 hotels (Note 12).

In the years ended December 31, 2000, December 30, 2001, and December 29, 2002, the Company repurchased $29,784,000, $3,412,000, and $1,590,000, respectively, of the Company’s previously issued subordinated debt at a discount from face value. These repurchases resulted in pretax gains, net of the write-off of related unamortized deferred financing costs of $7,307,000, $913,000, and $375,000 in 2000, 2001, and 2002, respectively. Additionally in 2002, the Company, in a negotiated transaction, exchanged $8,233,000 face value of its senior subordinated notes previously purchased for $5,269,000, for $7,486,000 of its outstanding 7.50% subordinated debentures, resulting in a net pretax gain of $2,217,000.

Maturities of long-term debt are as follows:

2003	$67,548,511
2004	21,761,276
2005	115,000
2006	125,000
2007	137,500
Thereafter	2,242,500

$91,929,787

The three-year credit facility contains financial covenants requiring a minimum consolidated net worth, as defined, of $65,000,000. At December 29, 2002, the Company was not in compliance with these covenants. Subsequent to year-end, the Company obtained an amendment to the credit facility reducing the required minimum consolidated net worth retroactive to December 29, 2002, and waiving, through the remainder of fiscal 2003, the facility’s cross-default provisions. Accordingly, the three-year credit facility has been classified as a noncurrent liability in the 2002 consolidated balance sheet.

The trust indenture applicable to the Series A and Series B senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $75,000,000. As of December 29, 2002, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes outstanding to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any default declared by the 25% or more holders.

The Company is in the process of completing an Exchange Offer and Consent Solicitation (“Exchange Offer”), which is expected to be completed within the 60 day cure period. The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth, which is expected to cure the default, if declared, without any further action. However there can be no assurance that the Exchange Offer will be completed. Because of the covenant violation at December 29, 2002, the Company has classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments have also been classified as current liabilities as of December 29, 2002.

The total amount of debt classified as current liabilities due to the circumstances discussed above was $67.5 million as of December 29, 2002. As of April 4, 2003, the Company had reduced that amount by $2.2 million, including $838,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40 million within the next 60 days from the collection of two notes receivable, the sale of the properties serving as collateral under ten notes receivable, and the sale of three unencumbered properties. Negotiations are currently in progress relative to the sale of an additional 12 hotels, five of which collateralize notes receivable, with net proceeds of approximately $53 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

The Company is evaluating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies, including, as announced on January 16, 2003, the possible spin-off of its reservation services subsidiary (InnLink) to the Company’s shareholders. The Exchange Offer, if consummated will

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

allow the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, the liquidation of notes receivable, the sale of hotel properties and leasehold rights, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its capital expenditures, stock repurchase plan, debt repayments and operations for at least the next twelve months.

4.  Commitments and Contingencies

The Company and its subsidiaries lease certain property and equipment under non-cancelable operating lease agreements. Total rental expense under operating leases for the years ended December 31, 2000, December 30, 2001 and December 29, 2002 was approximately $12,987,000, $582,000 and $584,000, respectively.

Future minimum rental payments are as follows:

2003	$350,000
2004	350,000
2005	291,667
Thereafter	-

$991,667

The Company is self-insured for workers’ compensation benefits up to $500,000 annually in the aggregate and $250,000 per occurrence and has recorded an accrual for all expected and outstanding claims at December 29, 2002. While the Company’s ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the recorded accruals, the Company had outstanding letters of credit in the amount of $125,000 and $512,000 as of December 30, 2001 and December 29, 2002, respectively, to satisfy workers’ compensation self-insurance security deposit requirements.

The Company is or has been a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The construction of a hotel was completed for a third party during 2001, and a balance of approximately $2,000,000 remained uncollected as of December 29, 2002. The Company had a lien against the property and filed an arbitration claim against the owner.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company received an arbitration award of substantially all its claim in the fourth quarter of 2002 to be paid within 30 days of the October 30, 2002 award date. The owner of the hotel failed to pay the award when due, and on January 3, 2003 filed Chapter 11 bankruptcy. As a result, the Company has charged the entire balance off in the fourth quarter. Another contract receivable is for approximately $1,000,000, and arbitration proceedings were initiated on January 15, 2003. The owner of the hotel claims damages in excess of the amount owed. Consequently, the Company has charged the entire amount off in its fourth quarter of 2002. Any recovery from these contracts will be recorded as earned when received. Approximately $600,000 of other construction contracts receivable was also charged off as uncollectible in the fourth quarter of 2002. Charge-offs of construction contracts receivable then totaled $3.6 million.

5.  Earnings (Loss) Per Share

The following table reconciles earnings and weighted average shares used in the earnings (loss) per share (“EPS”) calculations for fiscal years 2002, 2001 and 2000.

	Year ended

	December 29, 2002	December 30, 2001	December 31, 2000

Numerator:
(Loss) earnings from continuing operations	$(24,677,356)	$1,388,849	$978,057
(Loss) earnings from discontinued operations	(3,570,208)	(477,304)	(400,395)

Net (loss) earnings	$(28,247,564)	$911,545	$577,662

Denominator:
Denominator for basic (loss) earnings per share — weighted-average shares	5,113,953	5,464,533	5,471,962
Effect of dilutive securities:
Options	—	65,292	81,890

Denominator for diluted (loss) earnings per share – adjusted weighted-average shares	5,113,953	5,529,825	5,553,852

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(4.83)	$0.25	$0.18
(Loss) earnings from discontinued operations	(0.69)	(0.09)	(0.07)

Net (loss) earnings	$(5.52)	$0.16	$0.11

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(4.83)	$0.25	$0.18
(Loss) earnings from discontinued operations	(0.69)	(0.09)	(0.08)

Net (loss) earnings	$(5.52)	$0.16	$0.10

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company’s 7.5% debentures were convertible into 1,244,444, 1,098,069, and 708,709 shares of common stock at December 31, 2000, December 30, 2001 and December 29, 2002, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

6.  Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximates fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximates fair value due to the write-down to net realizable value at December 29, 2002 (see Note 14), and the annual adjustment to market interest rates. Notes payable carrying value approximates fair value due to (1) a recent borrowing and (2) variable rates on earlier borrowings. The carrying value of industrial revenue bonds approximates fair value due to the variable interest rate of these instruments. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values based upon quoted market prices as of December 29, 2002 and December 30, 2001:

	2002		2001

	Fair Value	Carrying Value	Fair Value	Carrying Value

Convertible subordinated debentures	$11,440,100	$16,520,000	$16,253,460	$25,596,000
Senior subordinated notes	29,466,450	42,722,361	25,719,970	40,508,000

	$40,906,550	$59,242,361	$41,973,430	$66,104,000

As of December 30, 2001, the aggregate fair value of securities available-for-sale was $279,506. These securities were sold in 2002.

7.  Stock Option Plan

The Company’s 1991 Stock Option Plan, as amended, (the “Plan”), authorizes the grant to key employees of options to purchase up to an aggregate of 900,000 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

the date of grant and expire ten years after the date of grant. The Plan has now expired, and no more options will be granted under this Plan.

A summary of the status of the Plan for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, follows:

	Shares Subject to Option

	Available for		Weighted Average
	Grant	Outstanding	Exercise Price

December 26, 1999	146,744	695,335	$3.76
Granted	—	—	-
Exercised	—	(409,400)	3.75
Canceled	2,901	(2,901)	3.75

December 31, 2000	149,645	283,034	3.78
Granted	—	—	-
Exercised	—	(1,067)	3.75
Canceled	—	—	-
Plan expired for grants	(149,645)	—	-

December 30, 2001	—	281,967	3.78
Granted	—	—	-
Exercised	—	(55,500)	3.75
Canceled	—	(5,000)	5.50

December 29, 2002	—	221,467	3.75

The following table summarizes information relating to the stock options outstanding as of December 29, 2002:

	Options Outstanding			Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 29,	Contractual	Exercise	December 29,	Exercise
Price	2002	Life	Price	2002	Price

$3.75	29,467	0.93	$3.75	29,467	$3.75
3.75	41,000	2.33	3.75	41,000	3.75
3.75	68,000	3.59	3.75	68,000	3.75
3.75	83,000	4.42	3.75	83,000	3.75

	221,467			221,467

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

8.  Shareholders’ Equity

In 2001 and prior years, the Company’s Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 29, 2002, the total authorized amount of common stock repurchases was $23,000,000. The cumulative number of shares repurchased as of December 29, 2002, was 3,617,067 shares at a cost of $20,473,384.

9.  Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2002	2001	2000

Current expense (benefit):
Federal	$(7,028,355)	$3,872,152	$(981,125)
State	(938,229)	210,996	–

	(7,966,584)	4,083,148	(981,125)
Deferred expense (benefit)	(992,275)	(3,298,148)	2,201,125

	$(8,958,859)	$785,000	$1,220,000

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

	2002	2001	2000

Federal income tax based on the statutory rate	$(11,497,168)	$758,915	$766,803
State income taxes, less federal income tax benefit	(1,904,841)	70,554	262,557
Minority interest	(60,855)	(19,807)	(20,036)
Interest on deferred gain	99,000	373,560	466,000
Previously accrued income taxes	—	(451,465)	—
Change in valuation allowance	3,812,000	—	—
Permanent differences & other	593,005	53,243	(255,324)

	$(8,958,859)	$785,000	$1,220,000

The Company reevaluated its tax exposure during the quarter ended December 30, 2001 and, as a result of the resolution of certain tax issues, reduced previously accrued income tax liabilities by $451,465.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred tax (liabilities) assets are comprised of the following:

	2002	2001

Deferred tax liabilities:
Differences between book and tax basis of property	$(2,407,000)	$(2,151,000)
Profits on installment sales	(3,354,000)	(8,722,000)
Unrealized gain on securities available for sale	—	(64,000)
Other	(465,000)	(321,000)

	(6,226,000)	(11,258,000)
Deferred tax assets:
Deferred profit on sales of hotels	3,703,000	6,154,000
Direct financing leases	88,000	88,000
Differences between book and tax losses recognized by minority interests	339,000	725,000
Allowance for doubtful accounts	149,000	70,000
Alternative minimum tax credits	281,000	281,000
Net operating losses	8,352,000	5,866,000
Other	212,000	168,000

Total deferred tax asset	13,124,000	13,352,000
Valuation allowance	(6,898,000)	(3,086,000)

Deferred tax asset	6,226,000	10,266,000

Net deferred tax liability	$—	$(992,000)

During September 2000, the Internal Revenue Service (the “Service”) issued a Revenue Agent’s Report to the Company asserting income tax deficiencies and additions to tax relating to the tax year ended December 28, 1997. The Company filed a protest to the Service’s asserted deficiencies and additions to tax. The amounts of the income tax deficiencies and additions to tax asserted does not include interest which accrues from the dates the taxes were due until the date of the payment. The asserted deficiencies are related solely to the timing of taxable income between the four years from fiscal 1997 through fiscal 2000, in which year the Company provided taxes thereon. The Service submitted a proposed agreement on August 6, 2001, and the Company accepted the agreement on September 20, 2001. On March 22, 2002, the Company received a notice from the Service of tax due for fiscal 1997 in the amount of $2,493,807 plus statutory

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

interest of $724,812 (no penalties). Both the income tax due and the statutory interest were accrued at December 30, 2001 and were paid in 2002.

The Company has a federal net operating loss carryforward of approximately $12,831,000 as of December 29, 2002. In addition, the Company has state net operating loss carryforwards of approximately $109,000,000 and $85,000,000 at December 29, 2002 and December 30, 2001, respectively. These losses expire from tax years 2003 through 2022. The Company also has available alternative minimum tax credit carryforwards of $281,000 that can be used to offset future taxes in years in which the alternative minimum tax credit does not apply. The credit can be carried forward indefinitely.

The Company has evaluated the need for a valuation allowance on its net deferred tax assets. In the past, the Company has provided a valuation allowance for its state net operating losses. Because of the uncertainty of the ultimate realization of the deferred tax asset, the Company has established a valuation allowance for the entire asset in 2002. The total increase in the valuation allowance for 2002 was $3,812,000.

10.  Related Party Transactions

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company’s president and chief executive officer to purchase 40,000 shares of common stock. He was expected to become fully vested under the original terms of the options; the options had no intrinsic value on the date of acceleration and, therefore, additional compensation expense was not incurred as a result of the accelerated vesting. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company’s common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company’s common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital, and the notes receivable are recorded as a deduction from shareholders’ equity. The Company has accreted $47,102, $102,055 and $40,611 of discount on these notes as interest income in 2000, 2001, and 2002 respectively. The president and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

note in the amount of $937,500 that came due February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003 prior to its maturity date of February 11, 2003.

During 2002 the Company purchased three vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $74,000.

Construction and development revenue for the year ended December 29, 2002 includes $5,687,874 on contracts with outside businesses controlled by the Company’s president and chief executive officer. Construction contracts receivable at December 29, 2002, include $5,671,892 due on these contracts. Of this amount, $5,511,027 was incurred on one development, of which $4,982,000 has been collected by the Company subsequent to the balance sheet date.

11.  Acquisitions

On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (“GuestHouse”) for $1.6 million of cash and incurred $100,000 transaction costs. The estimated fair values of assets acquired were $184,000 for accounts receivable, $750,000 for franchise rights with an estimated useful life of three years, and $766,000 for goodwill. The gross carrying amount of franchise rights was $750,000 as of December 29, 2002, and accumulated amortization was $166,000. Amortization expense for the fiscal year ended December 29, 2002, was $166,000. Franchise rights will be amortized in the amounts of $250,000 in 2003, $250,000 in 2004, and $84,000 in 2005. All goodwill is in the franchising, reservation and management segment. The results of operations of GuestHouse are included in the consolidated statement of earnings from the acquisition date forward.

The only material intangible assets held by the Company are the intangible assets acquired in the GuestHouse acquisition, as all other material intangible assets were written off as discussed in Note 1.

GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating (including 12 converted from Shoney’s Inns). As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. Five of the Company-

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

owned Shoney’s Inns have thus far been converted to the GuestHouse brand. Seven franchised Shoney’s Inns were converted to the GuestHouse brand in 2002.

As discussed in Note 13, on July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interests in 24 Sumner Suites hotels. Also as discussed in Note 13, the Company agreed with Hospitality Properties Trust (“HPT”), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, to construct two hotels on sites owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed, and the hotel opened on February 7, 2002. The Company gave HPT the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction. As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT’s exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and was operated by the Company pending the exchange, which occurred April 9, 2002. The exchanges were accounted for as the acquisition of businesses, and the hotels received in the exchange were recorded at their fair value in the first fiscal quarter of 2002. The fair value of the property and equipment of the two hotels received totaled $17.7 million and approximated the net book value of the two hotels exchanged; accordingly, no goodwill or other intangible assets arose from the acquisition. The results of operations of the two hotels exchanged are included in the consolidated statement of operations from their opening to the exchange date. The results of operations of the two hotels received in the exchanges are included in the consolidated statement of operations from the exchange date forward.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following pro forma information reflects the operations of GuestHouse and the two hotels received in the exchange, as if the transactions had occurred as of the first day of the period reported on (in thousands, except per share data):

	Fiscal Year Ended

	Dec. 29,	Dec. 30,
	2002	2001

Net operating revenue	$29,149	$47,998
Earnings (loss) from continuing operations	(24,617)	851
Net income (loss)	(28,264)	150
Earnings (loss) per share:
Basic	$(5.53)	$0.03
Diluted	(5.53)	0.03

The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

12.  Sale/Leaseback Transactions

In November 1997, the Company entered into a sale and leaseback agreement for 14 of its Sumner Suites hotels. In June 1999, the Company entered into a similar sale and leaseback agreement with the same party for an additional six of its Sumner Suites hotels. In May 2000, the Company entered into a third sale and leaseback agreement with the same party for an additional four of its Sumner Suites hotels. The assets of the hotels were sold to a real estate investment trust, and the hotels continued to be operated by the Company until the sale of leasehold interests on July 9, 2000 as described in Note 13 below. The lease was classified as an operating lease.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company was required to pay a deposit of $14 million (increased to $21.3 million in 1999 and to $25.6 million in 2000) to be retained by the purchaser in the event of default or nonobservance of the lease agreement. The deposit was to be refunded to the Company at the end of the lease term in the event no default had occurred. The Company was also required to provide an additional deposit of $14 million to be retained by the purchaser in the event of default or nonobservance of the lease agreement. This deposit earned interest at a rate of 11.11% annually. Interest earned was credited to the required rent payment due the lessor. The deposit was to be refunded to the Company upon the earlier of achievement of certain operating results of the leased hotels or at the end of the lease term in the event no default had occurred. As discussed in Note 13, on July 9, 2000, the Company sold its leasehold interests in the 24 hotels to Prime Hospitality Corp. (“Prime”), and as a part of the transaction, the Company assigned its interest to Prime in the two deposits related to the lease: the $25.6 million in lease security deposits and the $14 million additional deposit.

13.  Sale of Leasehold Interests

On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interests in 24 Sumner Suites hotels, for a total of $15.6 million (Note 12). The Company received $14.0 million in cash, and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease: the $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

The Company also agreed, on July 9, 2000, with Hospitality Properties Trust (“HPT”), the landlord whose consent was required to assign the lease to Prime, to construct two hotels on sites owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed in February 2002 and the hotel opened on February 7, 2002. These projects were funded by $13.9 million that was escrowed from the cash proceeds from the sale of the leasehold interests to Prime. The escrowed funds were owned by the Company and drawn down from the escrow agent to finish the construction and furnishing of these hotels. The Company, by an exchange option agreement dated July 9,

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2000, also gave HPT the right to exchange one or both of two specific hotels included in the leasehold group for these two new hotels, upon completion of their construction. If the Company had not consented to the property exchange, then HPT could have required the Company to purchase the two specific hotels. Even though Prime was not concerned, HPT was concerned about the two specific hotels in the 24-hotel lease being in close proximity to two existing AmeriSuites hotels owned and operated by Prime. Since the Company was selling its interests in all of its existing Sumner Suites hotels, it had no need to complete the development of the two Sumner Suites hotels on the two sites. The exchange option, therefore, served a business purpose for both HPT and the Company with no objection from Prime. The exchanges were to be even exchanges with no additional compensation involved. The sale of the leasehold interests to Prime was not contingent upon the exchange option agreement between the Company and HPT. The Company believes that Prime was aware of the existence of the exchange option agreements at the time of the sale of the leasehold interests, but Prime did not condition its willingness to complete the transaction on the exchange option agreements being present. The $13.9 million was escrowed by the Company to insure that the two new hotels would be completed to HPT’s satisfaction so that its exchange options would be executable. The Company had already started development and construction of the two new hotels and needed a source of funds to complete construction. The escrow of the funds to complete hotels that were already under development was considered a non-event by the Company, and from the Company’s perspective, did not represent a restriction on the use of its cash, but rather, represented a source of funds to complete projects that had already been undertaken. The exchange option was between HPT and the Company. Prime was aware of the exchange option, but had no agreement with HPT concerning the exchange rights of HPT. HPT elected in the first quarter of 2002 to exercise its exchange options on both hotels. As discussed in Note 11, the exchanges of the two hotels occurred on March 14, 2002 and April 9, 2002.

The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. The Company has not earned any contingency rental income to date. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any of its proprietary brands of hotels in the restricted area.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

In 2000, the Company recognized a gain of $3.6 million, continued to defer gains of $4.1 million from previous sale/leaseback transactions on the two hotels subject to possible exchange, and recognized gains related to the early extinguishment of the debt securities received from Prime of $855,000, all before income tax. In addition, the Company agreed to construct one 124-room AmeriSuites hotel for Prime on a site owned by Prime at a construction and development price of $76,500 per room, less Prime’s cost of the land. This construction was completed in 2001. The Company also agreed to provide reservation services to Prime for all of its existing hotels, for a fee based on a percentage of room revenue. Reservation service fees are now included in franchising, management and reservation services revenues. The reservation system technology was enhanced in order to accommodate Prime’s requirements, and was ready to add these additional hotel properties in early 2001. However, Prime failed to commence use of the Company’s reservation services as agreed, and on June 25, 2001, the Company filed an arbitration proceeding against Prime, seeking $20 million in monetary damages. The parties selected an arbitrator, and the arbitration hearing was held during the week of April 15, 2002. The results of the arbitration proceeding were released on June 28, 2002. The Arbitrator ruled that Prime’s material breach of contract caused the Company to lose $8.9 million in anticipated profit under the terms of the Agreement. The Arbitrator accordingly awarded the Company its full damages of $8.9 million, to be paid within 30 days of the award. Prime paid the award by wire transfer on August 1, 2002. The Company recorded the $8.9 million receivable and earnings in its second fiscal quarter of 2002.

14.  Sale of Hotels

During 1998, the Company sold 16 of its company-owned Shoney’s Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes that are currently collateralized by 15 of the Shoney’s Inn hotels that were sold. These notes contain cross-collateralization and cross-default provisions. The notes are currently being amortized on a 23-year amortization period at a 6.50% interest rate, and mature on July 30, 2003. Annually, on July 30, the then principal balance of the notes are amortized over one less year and at an interest rate adjusted based upon a formula tied to 5-year U. S. Treasury rates. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method as the minimum initial cash down payment specified by SFAS No. 66, Accounting for Sales of Real Estate, was not satisfied at the purchase date. Of the $12 million profit, $77,000 was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the required minimum cash down payment for each of the four hotels was received.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The common owner of the 15 hotels has notified the Company that it is unlikely that it will be able to repay or refinance the 15 first mortgage notes payable to the Company by their maturity dates. The Company does not desire to extend the maturity dates and, therefore, anticipates that it will be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began in the fourth quarter of 2002 to seek cash purchasers of the properties in the event the Company re-acquired ownership, since the Company does not desire to take back ownership and operate the hotels. The owner of the properties serves as an employee of the Company and is assisting the Company in its efforts to locate cash purchasers for the properties. Based upon offers recently received, it is likely that the Company will sell the properties at values significantly below the balances of the notes receivable. Consequently, the balances of the 15 notes receivable were written down to the estimated net selling prices of the 15 hotels, resulting in a write-down of $18.1 million in the fourth quarter of 2002. In addition to the write-down of these 15 notes receivable, notes receivable on three other hotels were written down $3.1 million, based on the borrower’s credit worthiness and ability to refinance in the open market. Also, unsecured accounts receivable which related to the 15 properties were deemed to be uncollectible and were written off in the amount of approximately $1.3 million in the fourth quarter of 2002.

15.  Transfer of Hotels

The Company transferred five of its company-owned hotels on December 27, 2002 for non-amortizing notes receivable totaling $11.6 million that have a maturity of six months and accrue interest at the prime rate plus 300 basis points. Accordingly, the transaction did not qualify as a sale for accounting purposes, and the properties will continue to be carried on the Company’s consolidated balance sheet as assets of hotels transferred under contractual agreements (notes receivable). The buyer, who is also the common owner of the 15 hotels discussed in Note 14, intends to resell the hotels; however, if unsuccessful and the hotels ultimately have to be taken back by the Company, the Company intends to pursue other potential buyers. The net book value of the assets transferred was $17.0 million at the time of transfer. The related historical results of operations of $1.4 million loss and the loss on the transfer of $5.5 million on the five hotels transferred is reported in discontinued operations in the Company’s consolidated statements of operations. In addition, the Company sold two other hotels with a net book value of $7.4 million to outside parties for $8.2 million for which the historical results of operations of $271,000 in earnings and a gain on sale of disposal of $769,000 are also included in results of discontinued operations.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

16.  Supplemental Cash Flow Information

	2002	2001	2000

Cash paid during the year for interest	$8,704,198	$8,776,470	$11,114,856

Cash (received) paid during the year (from) for income taxes	$120,201	$(4,253,461)	$634,046

Significant non-cash activities:
Investing:
Proceeds from sale and transfer of property arising from notes receivable	$15,389,938	$6,507,500	$2,850,000
Proceeds from sale of leasehold interests arising from repurchase of long-term debt at a discount	—	—	1,617,625
Financing:
Exercise of stock options financed by notes receivable	—	—	1,531,249
Exchange of long-term debt at a discount	1,393,420	—	—

	$16,783,358	$6,507,500	$5,998,874

17.  Operating Segment Information

The Company’s significant operating segments are hotel operations; franchising, reservation, and management services; and construction and development. The hotel operations segment has represented approximately 70%, 18%, and 31% of total revenues for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, respectively. The construction and development segment represented approximately 35% of total revenues in the year ended December 29, 2002, as compared with approximately 21% in 2000 and 64% in 2001. None of the Company’s segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Revenues from the franchising, reservation, and management segment include franchising revenues from one controlled group of franchisees of 16 Shoney’s Inns which contributed $920,000, or 25.5%, and $1.9 million, or 45.9%, and no revenue and 0% of total franchising and management revenues, after elimination of intersegment amounts, in 2000, 2001 and 2002, respectively. Construction and development segment revenues earned in 2000 included two construction contracts with two customers comprising approximately $10.5 million, or 87.5%, of total construction revenues. Construction and development segment revenues earned in 2001 included three construction contracts with three customers comprising approximately $21.6 million, or 78.6%, of total construction and development revenues. Construction and development segment revenues earned in 2002 included three construction contracts with three customers comprising approximately $9.8 million, or 98.4%, of total construction and development revenues.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

A summary of the Company’s operations by segment follows (in thousands of dollars):

	2002	2001	2000

Revenues:
Hotel revenues from external customers	$13,039	$12,224	$43,397
Franchising, reservation and management	7,326	5,319	6,975
Construction and development	12,486	41,651	15,094
Elimination of intersegment franchising and construction revenue	(4,518)	(16,156)	(7,141)

Total revenues	$28,333	$43,038	$58,325

Operating loss:
Hotel	$2,745	$3,319	$(117)
Franchising, reservation and management	(39,130)	(5,821)	(5,660)
Construction and development	(6,099)	1,965	(327)

Total operating loss	$(42,484)	$(537)	$(6,104)

Total assets:
Hotel	$89,433	$101,599	$84,593
Franchising, reservation and management	69,679	95,037	117,124
Construction and development	8,167	9,951	2,914

Total assets	$167,279	$206,587	$204,631

Capital expenditures:
Hotel	$1,002	$18,211	$3,596
Franchising, reservation and management	1,068	2,555	5,128
Construction and development	1,876	166	107

Total capital expenditures	$3,946	$20,932	$8,831

Depreciation and amortization:
Hotel	$2,371	$2,258	$3,326
Franchising, reservation and management	906	1,068	1,129
Construction and development	59	66	47

Total depreciation and amortization	$3,336	$3,392	$4,502

18.  Defined Contribution Plan

In 2000, the Company began sponsoring a 401(k) defined contribution plan for all employees. Eligible participants may contribute up to 15% of their annual compensation, subject to maximum amounts established by the United States Internal Revenue Service

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(“the IRS”). The Company makes matching contributions which equal 20% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company’s contributions under this plan totaled $80,782 in 2000, $51,985 in 2001, and $49,133 in 2002.

19.  Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 29, 2002 and December 30, 2001:

	Quarters

	First	Second	Third	Fourth

	(in thousands except for per share data)
2002
Revenues	$8,834	$5,473	$7,427	$6,599
Operating loss	(667)	(8,313)	(1,126)	(32,378)
(Loss) earnings from continuing operations	(916)	1,143	(1,289)	(23,615)
Discontinued operations	(100)	119	(207)	(3,382)
Net (loss) income	(1,016)	1,262	(1,496)	(26,997)
Net (loss) earnings per share:
Basic:
From continuing operations	(.18)	.22	(.25)	(4.61)
From discontinued operations	(.02)	.03	(.04)	(.66)
Net (loss) income	(.20)	.25	(.29)	(5.27)
Diluted:
From continuing operations	(.18)	.22	(.25)	(4.61)
From discontinued operations	(.02)	.02	(.04)	(.66)
Net (loss) income	(.20)	.24	(.29)	(5.27)

2001
Revenues	$9,314	$9,223	$11,636	$12,865
Operating (loss) earnings	(452)	152	177	(414)
Earnings (loss) from continuing operations	1,680	43	255	(589)
Discontinued operations	(94)	10	(163)	(230)
Net income (loss)	1,586	53	92	(819)
Net income (loss) per share:
Basic:
From continuing operations	.30	.01	.05	(.11)
From discontinued operations	(.01)	.00	(.03)	(.05)
Net income (loss)	.29	.01	.02	(.16)
Diluted:
From continuing operations	.30	.01	.05	(.11)
From discontinued operations	(.01)	.00	(.03)	(.05)
Net income (loss)	.29	.01	.02	(.16)

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The Company reported a net loss in the fourth quarter of 2002 of $27.0 million. The losses are primarily the result of write-downs of notes and write-offs of related accounts receivable due to the impaired values of hotels underlying the receivables and losses on the sale and transfer of hotels, as discussed in Notes 14 and 15, and charge-offs of construction and development costs on abandoned hotel development projects, as discussed in Note 1.

20.  Subsequent Events

As discussed in Note 14 above, the owner of 15 hotels collateralizing 15 first mortgage notes receivable held by the Company agreed in December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. The Company has been seeking cash purchasers of the properties. Subsequent to the end of 2002, the Company has been successful in taking title to four of the 15 properties and selling them for cash totaling $10.5 million.

As discussed in Note 15 above, on December 27, 2002, the Company transferred five of its company-owned hotels in exchange for notes receivable with a maturity of six months. The properties are carried on the Company’s balance sheet as assets of hotels transferred under contractual agreements at a value of $11.6 million. The buyer intends to resell the hotels. On March 6, 2003, one of the five hotels was resold for $2.9 million, and the net proceeds were paid to the Company to repay the loan on this hotel. Contracts to resell the remaining four hotels are pending.

On February 3, 2003, the Company received the consent order and final judgment in a civil action filed in the United States District Court in Atlanta, GA, for O’Gara Aviation, L.L.C., Plaintiff v. ShoLodge, Inc., Defendant and for ShoLodge, Inc. and Nashville Air Associates, Plaintiffs, v. O’Gara Aviation Company and O’Gara Aviation, L.L.C. against Defendant ShoLodge, Inc. in the principal sum of $625,000. This amount has been provided for in the year ended December 29, 2002.

As discussed in Note 13 above, Prime leased three hotels from the Company in July of 2000 for an initial lease term of 11 years with a base rent of $2.9 million per year payable monthly during the initial term. In April of 2003, Prime defaulted on the lease of the three hotels and turned the operation of the properties back over to the Company. The Company took over the operation of these hotels on April 4, 2003, and is currently operating them as AmeriSuites hotels.

As discussed in Note 3 above, the Company maintains a $30.0 million three-year credit facility with a financial institution. On April 11, 2003, a third amendment to the credit facility became effective, reducing the required minimum consolidated net worth and

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

waiving the credit facility’s cross-default provisions.

21.  Discontinued Operations

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Due to the adoption of SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “operations of hotels disposed of and transferred.” This change has resulted in certain reclassifications of 2001 and 2000 financial statement amounts.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes the results of operations for the five properties transferred, as discussed in Note 15, and two properties sold from the hotel operations segment for the three years ended December 29, 2002, December 30, 2001, and December 31, 2000 (amounts in thousands):

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Revenues:
Hotel	$5,729	$5,895	$5,753
Other income	—	—	—

Total revenues	5,729	5,895	5,753
Cost and expenses:
Hotel	5,626	5,158	4,932
General and administrative	120	68	9
Depreciation and amortization	938	1,268	1,284

Total expenses	6,684	6,494	6,225
Gain on sale of property	—	1	—
Interest expense	(104)	(175)	(240)
Interest income	1	3	67

Loss before income taxes	(1,058)	(770)	(645)
Income tax benefit	402	293	245

Operations of hotels disposed of and transferred, net of income tax effect	$(656)	$(477)	$(400)

The assets and liabilities of the five properties transferred presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	December 29,	December 30,
	2002	2001

Assets
Other current assets	$43,275	$43,275
Property and equipment, net	11,438,467	18,069,730
Other assets	89,822	91,677

Total assets	$11,571,564	$18,204,682

As of December 30, 2001, the assets of the two properties sold and the two properties exchanged were 12% of other current assets, 33% of net property and equipment, and 3% of other assets.

ShoLodge, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

Years ended December 31, 2000, December 30, 2001, and December 29, 2002

			Additions
		Additions Charged	Charged to
	Balance at	to Costs and	Other		Balance at End of
	Beginning of Year	Expenses	Accounts (2)	Deductions (1)	Year

Year ended December 31, 2000 Allowance for doubtful accounts receivable	$459,869	$213,723	$—	$(293,278)	$380,314

Year ended December 30, 2001 Allowance for doubtful accounts receivable	$380,314	$127,816	$—	$(323,726)	$184,404

Year ended December 29, 2002 Allowance for doubtful accounts receivable	$184,404	$631,801	$290,000	$(711,725)	$394,480

(1)	Represents write-offs of uncollectible accounts receivable

(2)	Allowance of acquired Company

S-1