Form 10-K/A
period 2002-12-29
SHOLODGE INC
filed 2003-05-29
CIK 881924

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002	Commission File Number 0-19840

SHOLODGE, INC.
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive, North, Hendersonville, Tennessee (Address of principal executive offices)	37075 (Zip Code)

Registrant’s telephone number, including area code (615) 264-8000

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Rights to Acquire Series A Subordinated Preferred Stock
(Title of Class)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).   Yes   ☐    No   ☒

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

PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
EX-10.16 AMENDMENT NO. TWO TO LOAN AND SECURITY
EX-21 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF ERNST & YOUNG LLP
EX-99.1 CERTIFICATION/CEO AND CFO

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

     Four of the five Company-owned GuestHouse Inns & Suites, the Company owned Shoney’s Inn, the two Company-owned and operated AmeriSuites hotels, and, the three AmeriSuites hotels leased to another hotel operator, at December 29, 2002, are located on sites owned by the Company either directly or through subsidiaries. The remaining GuestHouse Inn & Suites is located on a site that is leased pursuant to a long-term lease involving both the land and improvements. The four Company-owned and operated GuestHouse Inns & Suites include two Inns containing 245 guest rooms located in Houston, Texas, one 118-room Inn in Mobile, Alabama, and one 110-room Inn in Gulfport, Mississippi. The 115-room Company-owned and operated Shoney’s Inn is located in Houston, Texas. One of the Company-owned and operated AmeriSuites hotels is located in Albuquerque, New Mexico and the other one is located in Alpharetta, Georgia. The three AmeriSuites hotels owned by the Company and leased to another operator at December 29,2002 are all located in Texas, one each in Dallas, Houston and San Antonio.

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

SHOLODGE, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(amounts in thousands except for per share data)

	Fiscal Year Ended

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,
	1998	1999	2000	2001	2002

Revenues:
Hotel	$62,413	$60,301	$40,678	$7,783	$8,873
Franchising, reservation and management	3,119	4,152	3,606	3,971	6,083
Construction and development – related parties	—	—	115	35	5,688
Construction and development — other	81	11,234	11,922	27,445	4,224
Rent income	532	483	1,955	3,468	3,398
Other income	30	360	49	336	67

Total revenues	66,175	76,530	58,325	43,038	28,333
Costs and expenses:
Hotel	40,133	41,580	29,554	5,857	7,108
Franchising, reservation and management	2,393	2,420	2,460	2,192	4,276
Construction and development	71	9,826	12,571	25,692	12,119
Rent expense	9,838	13,530	10,333	582	584
General and administrative	6,311	6,340	5,010	5,860	7,983
Depreciation and amortization	6,702	5,803	4,501	3,392	3,336
Write-off of pre-development costs	—	—	—	—	1,864
Write-off of construction contracts receivable	—	—	—	—	3,631
Write-off of accounts receivable	—	—	—	—	1,297
Write-off of goodwill	—	—	—	—	2,387
Write-off of trademarks and franchise rights	—	—	—	—	4,421
Write-down of notes receivable	—	—	—	—	21,167
Impairment of real estate	—	—	—	—	644

Total cost and expenses	65,448	79,499	64,429	43,575	70,817

Operating earnings (loss)	727	(2,969)	(6,104)	(537)	(42,484)
Gain on sale of property and leasehold interests	20,510	15,017	4,901	3,761	628
Gain on sale of available-for-sale securities	—	—	—	—	315
(Loss) gain on early extinguishment of debt	(1,666)	3,861	7,306	913	2,592
Interest expense	(10,073)	(11,847)	(10,245)	(8,281)	(8,782)
Interest income	4,944	6,181	6,397	6,376	5,016
Arbitration award	—	—	—	—	8,900

Earnings (loss) from continuing operations before income taxes and minority interests	14,442	10,243	2,255	2,232	(33,815)
Income tax (expense) benefit	(5,855)	(3,535)	(1,220)	(785)	8,959
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(647)	(1,909)	(57)	(58)	179

	Fiscal Year Ended

	Dec. 27,	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,
	1998	1999	2000	2001	2002

Earnings (loss) from continuing operations	7,940	4,799	978	1,389	(24,677)
Discontinued operations:
Operations of hotels disposed of and transferred	206	(260)	(400)	(477)	(657)
Loss on disposal and transfer of discontinued operations	—	—	—	—	(2,914)

Net earnings (loss)	$8,146	$4,539	$578	$912	$(28,248)

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.97	$0.74	$0.18	$0.25	$(4.83)

Net earnings (loss)	$0.99	$0.70	$0.11	$0.16	$(5.52)

Diluted:
Earnings (loss) from continuing operations	$0.92	$0.71	$0.18	$0.25	$(4.83)

Net earnings (loss)	$0.95	$0.67	$0.10	$0.16	$(5.52)

Weighted average common shares outstanding:
Basic	8,191	6,518	5,472	5,465	5,113

Diluted	8,611	6,745	5,554	5,530	5,113

Balance sheet data:
Working capital	$(22,516)	$9,337	$4,557	$11,384	$(2,656)
Total assets	295,001	270,314	204,631	206,587	167,279
Long-term debt and capitalized leases	125,539	122,233	90,762	86,293	24,381
Shareholders’ equity	98,099	90,878	90,322	89,273	61,194

Notes to Selected Financial Data

(A)	Fluctuations in hotel revenues, hotel operating costs and expenses, and depreciation expense are due primarily to fluctuations in the number of hotels operated by the Company. At the end of 1998, 1999, 2000, 2001 and 2002, there were 31, 35, 7, 7, and 8 hotels, respectively, being owned and operated by the Company. Sixteen hotels were sold in July of 1998 to a group of buyers affiliated with each other. In July of 2000, the Company sold its operating interest in 27 hotels to Prime Hospitality Corp. (“Prime”) by selling its leasehold interest in 24 of them and leasing the remaining three to them.

(B)	Construction and development revenues and cost and expenses vary widely from year to year depending upon the number of third party construction contracts in progress. Prior to 1999, construction and development was done primarily on the Company’s own hotels. In 2002 construction and development included a significant amount earned from related parties.

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

Related Party Transactions

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company’s president and chief executive officer to purchase 40,000 shares of common stock. He was expected to become fully vested under the original terms of the options; the options had no intrinsic value on the date of acceleration and, therefore, additional compensation expense was not incurred as a result of the accelerated vesting. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company’s common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company’s common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital, and the notes receivable are recorded as a deduction from shareholders’ equity. The Company has accreted $47,102, $102,055 and $40,611 of discount on these notes as interest income in 2000, 2001, and 2002 respectively. The president and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003 prior to its maturity date of February 11, 2003.

During 2002 the Company purchased three vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $74,000. During 2001 the Company purchased five vehicles for an aggregate purchase price of $120,000, and during 2000 purchased ten vehicles for an aggregate purchase price of approximately $299,000 from the same corporation. The Company’s chief executive officer sold that corporation in November of 2002.

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

	Fiscal Year Ended

	Dec. 31,	Dec. 30,	Dec. 29,
	2000	2001	2002

Revenues:
Hotel	69.7%	18.1%	31.3%
Franchising, reservation and management	6.2%	9.2%	21.5%
Construction and development – related parties	0.2%	0.1%	21.1%
Construction and development – other	20.4%	63.8%	14.9%
Rent income	3.4%	8.1%	12.0%
Other income	0.1%	0.8%	0.2%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Hotel	50.7%	13.6%	25.1%
Franchising, reservation and management	4.2%	5.1%	15.1%
Construction and development	21.6%	59.7%	42.8%
Rent expense	17.7%	1.4%	2.0%
General and administrative	8.6%	13.6%	28.1%
Depreciation and amortization	7.7%	7.9%	11.8%
Write-off of pre-development costs	0.0%	0.0%	6.6%

	Fiscal Year Ended

	Dec. 31,	Dec. 30,	Dec. 29,
	2000	2001	2002

Write-off of construction contracts	0.0%	0.0%	12.8%
Write-off of accounts receivable	0.0%	0.0%	4.6%
Write-off of goodwill	0.0%	0.0%	8.4%
Write-off of trademarks and franchise rights	0.0%	0.0%	15.6%
Write-down of notes receivable	0.0%	0.0%	74.7%
Impairment of real estate	0.0%	0.0%	2.3%

Total cost and expenses	110.5%	101.2%	249.9%

Operating loss	(10.5)%	(1.2)%	(149.9)%

Gain on sale of property and leasehold interests	8.4%	8.7%	2.2%
Gain on sale of available-for-sale securities	0.0%	0.0%	1.1%
Gain on early extinguishments of debt	12.5%	2.1%	9.1%
Interest expense	(17.6)%	(19.2)%	(31.0)%
Interest income	11.0%	14.8%	17.7%
Arbitration award	0.0%	0.0%	31.4%

Earnings (loss) before income taxes and minority interests	3.9%	5.2%	(119.4)%
Income tax (expense) benefit	(2.1)%	(1.8)%	31.6%
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(0.1%)	(0.1%)	0.7%

Earnings (loss) from continuing operations	1.7%	3.2%	(87.1)%
Discontinued operations:
Operations of hotels disposed of and transferred	(0.7)%	(1.1)%	(2.3)%
Loss on disposal and transfer of discontinued operations	0.0%	0.0%	(10.3)%

Net earnings (loss)	1.0%	2.1%	(99.7)%

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

     Nonmonetary Transactions: The Company accounts for nonmonetary transactions involving its hotels in accordance with Accounting Principles Board (“APB”)Opinion No. 29, Accounting for Nonmonetary Transactions, FASB Statement No. 141, Business Combinations, and Emerging Issues Task Force (“EITF”)Issues No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or a Business and No. 01-2, Interpretations of APB Opinion No. 29. If the hotel received in a nonmonetary exchange of hotels meets the definition of a business, it is accounted for as a purchase at fair value. If the hotel received does not meet the definition of a business, the guidance of APB No. 29, as interpreted by EITF 01-2, is followed. Under the general guidelines of APB No. 29, an exchange of nonmonetary assets is accounted for at fair value, unless the assets are “similar” and the other conditions of APB No. 29 and EITF 01-2 are met, whereby the transaction is accounted for at historical cost, resulting in no gain recognition.

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

     The total amount of debt classified as current liabilities due to the circumstances discussed above was $67.5 million as of December 29, 2002. As of April 4, 2003, the Company had reduced that amount by $2.2 million, including $838,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40.0 million within the next 60 days from the collection of two notes receivable, the sale of the properties serving as collateral under ten notes receivable, and the sale of three unencumbered properties. See “Fourth Quarter Adjustments” above. Negotiations are currently in progress relative to the sale of an additional twelve hotels, five of which collateralize notes receivable, with net proceeds of approximately $53 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

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

     The following table represents the Company’s outstanding contractual obligations as of December 29, 2002 excluding standby letters of credit of $3.6 million outstanding at December 29, 2002. The letters of credit are maintained primarily to support the Company’s workers’ compensation insurance program and industrial revenue bonds outstanding (see table below for outstanding industrial revenue bonds outstanding at December 29, 2002). The payments due as presented in the following table assume the possible acceleration of the convertible subordinated debentures, senior subordinated notes, and the $5.8 million note payable due to the non-compliance of a financial covenant contained in the trust indenture applicable to the senior subordinated notes as of December 29, 2002, as discussed above.

	Payments due by period (in thousands of dollars)

		Less than	1 to 2	2 to 4	4 to 5	More than
	Total	1 year	years	years	years	5 years

Industrial revenue bonds	$2,820	$95	$105	$240	$138	$2,242
7.50% convertible subordinated debentures	16,520	16,520	—	—	—	—
9.75% Series A senior subordinated notes	23,657	23,657	—	—	—	—
9.55% Series B senior subordinated notes	19,065	19,065	—	—	—	—
Bank credit facilities	22,156	500	21,656	—	—	—
Notes payable — bank	1,910	1,910	—	—	—	—
Notes payable — other	5,801	5,801	—	—	—	—
Operating lease obligations	992	350	350	292	—	—

Total	$92,921	$67,898	$22,111	$532	$138	$2,242

     Scheduled payments of these obligations as of December 29, 2002, assuming no acceleration of debt, are presented in the following table.

	Payments due by period (in thousands of dollars)

		Less than	1 to 2	2 to 4	4 to 5	More than
	Total	1 year	years	years	years	5 years

Industrial revenue bonds	$2,820	$95	$105	$240	$138	$2,242
7.50% convertible subordinated debentures	16,520	—	16,520	—	—	—
9.75% Series A senior subordinated notes	23,657	—	—	23,657	—	—
9.55% Series B senior subordinated notes	19,065	—	—	—	19,065	—
Bank credit facilities	22,156	500	21,656	—	—	—
Notes payable — bank	1,910	1,910	—	—	—	—
Notes payable — other	5,801	528	573	1,296	732	2,672
Operating lease obligations	992	350	350	292	—	—

Total	$92,921	$3,383	$39,204	$25,485	$19,935	$4,914

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Page

(a)	1.	Financial Statements:
The following Financial Statements are included herein:
		Report of Independent Auditors	F-1
		Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	F-2 — F-3
		Consolidated Statements of Operations for each of the three years in the period ended December 29, 2002	F-4 — F-5
		Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 29, 2002	F-6 — F-7
		Consolidated Statements of Cash Flows for each of the three years in the period ended December 29, 2002	F-8 — F-9
		Notes to Consolidated Financial Statements	F-10 — F-44
	2.	Financial Statement Schedules:
		Report of Independent Auditors	F-1
		Schedule II — Valuation and Qualifying Accounts	S-1
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
10(9) — 1991 Stock Option Plan
10(10) — First Amendment to 1991 Stock Option Plan

Page

10(11) — Second Amendment to 1991 Stock Option Plan
10(12) — Key Employee Supplemental Income Plan

Exhibit
Number		Exhibit

3(1)	—	Amended and Restated Charter. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
3(2)	—	Articles of Amendment to Charter creating Series A Subordinated Preferred Stock. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997
3(3)	—	Articles of Amendment to Amended and Restated Charter dated September 8, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998
3(4)	—	Amended and Restated Bylaws. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
3(5)	—	Amendment to the Amended and Restated Bylaws adopted on July 31, 1996. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998
4(1)	—	Amended and Restated Charter. Section 6 of the Amended and Restated Charter is included in Exhibit 3(1)
4(2)	—	Indenture dated as of June 6, 1994, by and between the Registrant and Third National Bank in Nashville, Tennessee, Trustee, relating to $54,000,000 in 7 -1/2 Convertible Subordinated Debentures due 2004. Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 33-77910, filed with the Commission on April 19, 1994
4(3)	—	Indenture dated as of November 15, 1996, by and between the Registrant and Bankers Trust Company, Trustee, relating to Senior Subordinated Notes. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996
4(4)	—	First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior Subordinated Notes due 2006, Series A. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996
4(5)	—	Second Supplemental Indenture dated as of September 25, 1997 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9.55% Senior Subordinated Notes due 2007, Series B. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 1997

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any and all instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, the total amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

Exhibit
Number		Exhibit

10(1)	—	Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(2)	—	Agreement of Limited Partnership of Shoney’s Inn North, Ltd., dated December 31, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(3)	—	Partnership Agreement of Shoney’s Inn of Atlanta, N.E., dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(4)	—	Partnership Agreement of Shoney’s Inn of Stockbridge, dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(5)	—	Joint Venture Agreement of Atlanta Shoney’s Inns Joint Venture, dated May 4, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(6)	—	Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(7)	-–	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(8)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inns of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991
10(9)	—	1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997
10(10)	—	First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997
10(11)	—	Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997
10(12)	—	Key Employee Supplemental Income Plan. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

Exhibit
Number		Exhibit

10(13)	—	Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997
10(14)	–-	Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of August 27, 1999. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 1999, filed with the Commission on September 28, 1999.
10(15)	—	Amendment Number One to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of October 3, 2001. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 2002.
10(16)	—	Amendment Number Two to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of November 26, 2002.*
10(17)	–-	Lease Agreement by and between Southeast Texas Inns, Inc., ad landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2000.
10(18)	–-	Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney’s Inc., ShoLodge Franchise Systems, Inc and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.
10(19)	–-	Purchase and Sale Agreement dated as of April 30, 2002, by and among ShoLodge, Inc., GuestHouse Franchise Systems, LLC and Surburban Franchise Holding Company LLC. Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on July 16, 2002.
21	—	Subsidiaries of the Registrant*
23(1)	—	Consent of Ernst & Young LLP*
99.1	—	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(b)	No reports on Form 8-K were filed during the fourth quarter ended December 29, 2002.

(c)	Exhibits required by Item 601 of Regulation S-K are listed above.

(d)	All financial statement schedules required by Regulation S-X are filed following the Financial Statements listed above.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHOLODGE, INC.

Date: May 28, 2003	/s/ Leon Moore

Leon Moore Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon Moore Leon Moore	President, Chief Executive Officer, Principal Executive Officer, Director	May 28, 2003

/s/ Bob Marlowe Bob Marlowe	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Principal Accounting Officer, Director	May 28, 2003

/s/ Richard L. Johnson Richard L. Johnson	Executive Vice President, Director	May 28, 2003

/s/ Earl H. Sadler Earl H. Sadler	Director	May 28, 2003

/s/ Helen L. Moskovitz Helen L. Moskovitz	Director	May 28, 2003

/s/ David M. Resha David M. Resha	Director	May 28, 2003

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

Dated: May 28, 2003	/s/ Leon Moore

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

Dated: May 28, 2003	/s/ Bob Marlowe

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

/s/ Ernst & Young LLP

Nashville, Tennessee April 11, 2003, except for Note 15, as to which the date is April 16, 2003

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 29,	December 30,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$1,534,942	$2,704,161
Restricted cash	100,000	200,000
Accounts receivable:
Trade, net of allowance for doubtful accounts of $394,480 and $184,404 for 2002 and 2001, respectively	1,944,357	3,218,766
Construction contracts	136,865	4,016,502
Construction contracts due from related parties	5,671,892	—
Costs and estimated earnings in excess of billings on construction contracts	—	3,063,747
Income taxes receivable	9,900,782	—
Prepaid expenses	319,595	365,849
Notes receivable, net	44,823,055	2,067,165
Assets of hotels transferred under contractual agreements (notes receivable)	11,571,564	18,204,682
Other current assets	121,777	110,491

Total current assets	76,124,829	33,951,363
Restricted cash	—	1,781,747
Notes receivable, net	7,065,318	68,227,306
Property and equipment	81,882,722	98,619,837
Less accumulated depreciation and amortization	(16,297,988)	(15,522,304)

	65,584,734	83,097,533
Land under development or held for sale	14,114,353	9,254,986
Deferred charges, net	1,790,320	2,087,512
Goodwill, net	765,711	2,387,100
Trademarks and franchise rights, net	703,366	4,421,741
Other assets	1,130,527	1,377,361

	$167,279,158	$206,586,649

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 29,	December 30,
	2002	2001

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$10,623,527	$14,171,631
Taxes payable other than on income	609,259	476,809
Income taxes payable	—	3,859,873
Current portion of long-term debt	67,548,511	4,058,700

Total current liabilities	78,781,297	22,567,013
Long-term debt, less current portion	24,381,276	86,293,381
Deferred income taxes	—	992,275
Deferred gain on sale/leaseback	—	4,129,962
Deferred credits	2,314,922	2,545,004
Minority interests in equity of consolidated subsidiaries and partnerships	607,493	786,477

Total liabilities	106,084,988	117,314,112
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of December 29, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,519,506
Retained earnings	38,753,965	67,001,529
Unrealized gain on securities available-for-sale, net of income taxes	—	100,307
Notes receivable from officer, net of discount of $140,833 and $181,444 as of December 29, 2002 and December 30, 2001, respectively	(1,140,416)	(1,349,805)

Total shareholders’ equity	61,194,170	89,272,537

	$167,279,158	$206,586,649

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Revenues:
Hotel	$8,872,656	$7,782,732	$40,677,658
Franchising, reservation and management	6,083,606	3,970,821	3,606,243
Construction and development — related parties	5,687,874	34,992	114,886
Construction and development — other	4,224,408	27,444,893	11,921,858
Rent	3,397,640	3,467,744	1,955,324
Other income	66,993	336,595	48,982

Total revenues	28,333,177	43,037,777	58,324,951
Costs and expenses:
Hotel	7,108,274	5,856,870	29,553,596
Franchising, reservation and management	4,275,949	2,191,659	2,459,801
Construction and development	12,119,271	25,691,829	12,571,160
Rent expense	583,904	581,900	10,332,830
General and administrative	7,982,733	5,859,873	5,010,455
Depreciation and amortization	3,335,750	3,392,385	4,501,517
Write-off of pre-development costs	1,863,628	—	—
Write-off of construction contracts receivable	3,631,267	—	—
Write-off of trade receivables	1,296,558	—	—
Write-off of goodwill	2,387,100	—	—
Write-off of trademarks and franchise rights	4,421,535	—	—
Write-down of notes receivable	21,167,013	—	—
Impairment of real estate	644,195	—	—

Total expenses	70,817,177	43,574,516	64,429,359

Operating loss	(42,484,000)	(536,739)	(6,104,408)
Gain on sale of land and leasehold interests	627,635	3,761,090	4,901,523
Gain on sale of available-for-sale securities	314,988	—	—
Gain on early extinguishment of debt	2,592,038	912,719	7,306,645
Interest expense	(8,782,207)	(8,281,034)	(10,245,276)
Interest income	5,016,345	6,376,068	6,396,819
Arbitration award	8,900,000	—	—

(Loss) earnings from continuing operations before income taxes and minority interests	(33,815,201)	2,232,104	2,255,303
Income tax benefit (expense)	8,958,859	(785,000)	(1,220,000)
Minority interests in loss (earnings) of consolidated subsidiaries and partnerships	178,986	(58,255)	(57,246)

(Loss) earnings from continuing operations	(24,677,356)	1,388,849	978,057

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations (continued)

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax benefit of $402,000, $293,000, and $245,000 for 2002, 2001 and 2000, respectively	(656,333)	(477,304)	(400,395)
Loss on disposal and transfer of discontinued operations, net of income tax benefit of $1,786,000	(2,913,875)	—	—

Net (loss) earnings	$(28,247,564)	$911,545	$577,662

Net (loss) earnings per common share:
Basic:
Continuing operations	$(4.83)	$0.25	$0.18
Discontinued operations:
Operations of hotels disposed of and transferred	(0.12)	(0.09)	(0.07)
Loss on disposal and transfer of discontinued operations	(0.57)	—	—

Net (loss) earnings	$(5.52)	$0.16	$0.11

Diluted:
Continuing operations	$(4.83)	$0.25	$0.18
Discontinued operations:
Operations of hotels disposed of and transferred	(0.12)	(0.09)	(0.08)
Loss on disposal and transfer of discontinued operations	(0.57)	—	—

Net (loss) earnings	$(5.52)	$0.16	$0.10

Weighted average common shares outstanding:
Basic	5,113,953	5,464,533	5,471,962

Diluted	5,113,953	5,529,825	5,553,852

See accompanying notes

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended December 29, 2002, December 30, 2001 and December 31, 2000

	Common Stock		Notes	Additional
			Receivable From	Paid-In
	Shares	Amount	Officer	Capital

Balance, December 26, 1999	5,372,578	$1,000	$—	$25,284,696
Exercise of stock options, net	1,067	—	—	4,001
Notes receivable from officer for exercise of options to purchase common stock	408,333	—	(1,247,750)	1,352,603
Net earnings	—	—	—	—
Change in unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—
Comprehensive earnings
Common stock repurchased	(237,767)	—	—	(1,216,125)

Balance, December 31, 2000	5,544,211	1,000	(1,247,750)	25,425,175
Exercise of stock options, net	1,067	—	—	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(102,055)	—
Net earnings	—	—	—	—
Change in unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—
Comprehensive earnings
Common stock repurchased	(457,000)	—	—	(1,909,670)

Balance, December 30, 2001	5,088,278	1,000	(1,349,805)	23,519,506
Exercise of stock options, net	55,500	—	—	208,125
Payment received on notes receivable from officer	—	—	250,000	—
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(40,611)	—
Net loss	—	—	—	—
Change in unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—
Comprehensive loss	(25,000)	—	—	(148,010)
Common stock repurchased	(25,000)	—	—	(148,010)

Balance, December 29, 2002	5,118,778	$1,000	$(1,140,416)	$23,579,621

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (continued)

Years ended December 29, 2002, December 30, 2001, and December 31, 2000

	Retained	Accumulated Other
	Earnings	Comprehensive Income	Total

Balance, December 26, 1999	$65,512,322	$80,321	$90,878,339
Exercise of stock options, net	—	—	4,001
Notes receivable from officer for exercise of options to purchase common stock	—	—	104,853
Net earnings	577,662	—	577,662
Change in unrealized gain on securities available-for-sale, net of income taxes	—	(27,090)	(27,090)

Comprehensive earnings			550,572

Common stock repurchased	—	—	(1,216,125)

Balance, December 31, 2000	66,089,984	53,231	90,321,640
Exercise of stock options, net	—	—	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(102,055)
Net earnings	911,545	—	911,545
Change in unrealized gain on securities available-for-sale, net of income taxes	—	47,076	47,076

Comprehensive earnings			958,621

Common stock repurchased	—	—	(1,909,670)

Balance, December 30, 2001	67,001,529	100,307	89,272,537
Exercise of stock options, net	—	—	208,125
Payment received on notes receivable from officer	—	—	250,000
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(40,611)
Net loss	(28,247,564)	—	(28,247,564)
Change in unrealized gain on securities available-for-sale, net of income taxes	—	(100,307)	(100,307)

Comprehensive loss			(28,347,871)

Common stock repurchased	—	—	(148,010)

Balance, December 29, 2002	$38,753,965	$—	$61,194,170

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

Risks and Uncertainties. As discussed in Note 10, the Company derived significant amounts of its construction and development revenues in 2002 from related parties. The Company’s operations would be significantly impacted by a decline in services provided to these related parties. Consequently, any such decline could have a detrimental effect on the financial position and results of operations of the Company.

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

2. Property and Equipment

Property and equipment consists of:

	December 29,	December 30,
	2002	2001

Land and improvements	$10,364,197	$16,187,365
Buildings and improvements	50,531,502	52,021,759
Furniture, fixtures, equipment and software	20,987,023	22,564,043
Construction in progress	—	7,846,670

	81,882,722	98,619,837
Less accumulated depreciation and amortization	(16,297,988)	(15,522,304)

	$65,584,734	$83,097,533

3. Long-Term Debt

Long-term debt consists of:

	December 29, 2002	December 30, 2001

Industrial revenue bonds, due in varying amounts through 2017	$2,820,000	$2,905,000
7.50% Convertible subordinated debentures	16,520,000	25,596,000
9.75% Series A senior subordinated notes	23,657,419	20,167,000
9.55% Series B senior subordinated notes	19,064,942	20,341,000
Bank credit facilities	22,156,276	13,000,000
Notes payable — bank and other, bearing interest at 2.01% to 8.19%, due in varying amounts through 2010	7,711,150	8,343,081

	91,929,787	90,352,081
Less current portion	(67,548,511)	(4,058,700)

	$24,381,276	$86,293,381

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

$91,929,787

The three-year credit facility contains financial covenants requiring a minimum consolidated net worth, as defined, of $65,000,000. At December 29, 2002, the Company was not incompliance with these covenants. Subsequent to year-end, the Company obtained an amendment to the credit facility reducing the required minimum consolidated net worth retroactive to December 29, 2002, and waiving, through the remainder of fiscal

2003, the facility’s cross-default provisions. Accordingly, the three-year credit facility has been classified as a noncurrent liability in the 2002 consolidated balance sheet.

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

The total amount of debt classified as current liabilities due to the circumstances discussed above was $67.5 million as of December 29, 2002. As of April 4, 2003, the Company had reduced that amount by $2.2 million, including $838,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40.0 million within the next 60 days from the collection of two notes receivable, the sale of properties serving as collateral under ten notes receivable, and the sale of three unencumbered properties. Negotiations are currently in progress relative to the sale of an additional 12 hotels, five of which collateralize notes receivable, with net proceeds of $53 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

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

Future minimum rental payments are as follows:

2003	$350,000
2004	350,000
2005	291,667
Thereafter	—

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

	Year ended

	December 29, 2002	December 30, 2001	December 31, 2000

Numerator:
(Loss) earnings from continuing operations	$(24,677,356)	$1,388,849	$978,057
(Loss) earnings from discontinued operations	(3,570,208)	(477,304)	(400,395)

Net (loss) earnings	$(28,247,564)	$911,545	$577,662

Denominator:
Denominator for basic (loss) earnings per share — weighted-average shares	5,113,953	5,464,533	5,471,962
Effect of dilutive securities:
Options	—	65,292	81,890

Denominator for diluted (loss) earnings per share — adjusted weighted-average shares	5,113,953	5,529,825	5,553,852

Basic (loss) earnings per share:
(Loss) earnings from continuing operations	$(4.83)	$0.25	$0.18
(Loss) earnings from discontinued operations	(0.69)	(0.09)	(0.07)

Net (loss) earnings	$(5.52)	$0.16	$0.11

Diluted (loss) earnings per share:
(Loss) earnings from continuing operations	$(4.83)	$0.25	$0.18
(Loss) earnings from discontinued operations	(0.69)	(0.09)	(0.08)

Net (loss) earnings	$(5.52)	$0.16	$0.10

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

7. Stock Option Plan

The Company’s 1991 Stock Option Plan, as amended, (the “Plan”), authorizes the grant to key employees of options to purchase up to an aggregate of 900,000 shares of common stock. The exercise price of options granted under the terms of the Plan must not be less than 100% of the fair market value of the shares as of the date of grant, or 110% of the fair market value for incentive stock options granted to option holders possessing more than 10% of the total combined voting power of all classes of stock of the Company. Under the Plan, the options are exercisable at various periods from one to five years after the date of grant and expire ten years after the date of grant. The Plan has now expired, and no more options will be granted under this Plan.

A summary of the status of the Plan for the years ended December 31, 2000, December 30, 2001 and December 29, 2002, follows:

	Shares Subject to Option

	Available for		Weighted Average
	Grant	Outstanding	Exercise Price

December 26, 1999	146,744	695,335	$3.76
Granted	—	—	—
Exercised	—	(409,400)	3.75
Canceled	2,901	(2,901)	3.75

December 31, 2000	149,645	283,034	3.78
Granted	—	—	—
Exercised	—	(1,067)	3.75
Canceled	—	—	—
Plan expired for grants	(149,645)	—	—

December 30, 2001	—	281,967	3.78
Granted	—	—	—
Exercised	—	(55,500)	3.75
Canceled	—	(5,000)	5.50

December 29, 2002	—	221,467	3.75

     The following table summarizes information relating to the stock options outstanding as of December 29, 2002:

Options Outstanding				Options Exercisable

	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 29,	Contractual	Exercise	December 29,	Exercise
Price	2002	Life	Price	2002	Price

$3.75	29,467	0.93	$3.75	29,467	$3.75
3.75	41,000	2.33	3.75	41,000	3.75
3.75	68,000	3.59	3.75	68,000	3.75
3.75	83,000	4.42	3.75	83,000	3.75

	221,467			221,467

8. Shareholders’ Equity

In 2001 and prior years, the Company’s Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 29, 2002, the total authorized amount of common stock repurchases was $23,000,000. The cumulative number of shares repurchased as of December 29, 2002, was 3,617,067 shares at a cost of $20,473,384.

9. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2002	2001	2000

Current expense (benefit):
Federal	$(7,028,355)	$3,872,152	$(981,125)
State	(938,229)	210,996	—

	(7,966,584)	4,083,148	(981,125)
Deferred expense (benefit)	(992,275)	(3,298,148)	2,201,125

	$(8,958,859)	$785,000	$1,220,000

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

	2002	2001	2000

Federal income tax based on the statutory rate	$(11,497,168)	$758,915	$766,803
State income taxes, less federal income tax benefit	(1,904,841)	70,554	262,557
Minority interest	(60,855)	(19,807)	(20,036)
Interest on deferred gain	99,000	373,560	466,000
Previously accrued income taxes	—	(451,465)	—
Change in valuation allowance	3,812,000	—	—
Permanent differences & other	593,005	53,243	(255,324)

	$(8,958,859)	$785,000	$1,220,000

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

During 2002 the Company purchased three vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $74,000. During 2001 the Company purchased five vehicles for an aggregate purchase price of $120,000, and during 2000 purchased ten vehicles for an aggregate purchase price of approximately $299,000 from the same corporation. The Company’s chief executive officer sold that corporation in November of 2002.

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

GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand, consisting of 71 properties open and operating (including 12 converted from Shoney’s

Inns). As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. Five of the Company-owned Shoney’s Inns have thus far been converted to the GuestHouse brand. Seven franchised Shoney’s Inns were converted to the GuestHouse brand in 2002.

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

The following pro forma information reflects the operations of GuestHouse and the two hotels received in the exchange, as if the transactions had occurred as of the first day of the period reported on (in thousands, except per share data):

	Fiscal Year Ended

	Dec. 29, 2002	Dec. 30, 2001

Net operating revenue	$29,149	$47,998
Earnings (loss) from continuing operations	(24,617)	851
Net income (loss)	(28,264)	150
Earnings (loss) per share:
Basic	$(5.53)	$0.03
Diluted	(5.53)	0.03

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

The Company also agreed, on July 9, 2000, with Hospitality Properties Trust (“HPT”), the landlord whose consent was required to assign the lease to Prime, to construct two hotels on sites owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed in February 2002 and the hotel opened on February 7, 2002. These projects were funded by $13.9 million that was escrowed from the cash proceeds from the sale of the leasehold interests to Prime. The escrowed funds were owned by the Company and drawn down from the escrow agent to finish the construction and furnishing of these hotels. The Company, by an exchange option agreement dated July 9, 2000, also gave HPT the right to exchange one or both of two specific hotels included in the leasehold group for these two new hotels, upon completion of their construction. If the Company had not consented to the property exchange, then HPT could have required the Company to purchase the two specific hotels. Even though Prime was not concerned, HPT was concerned about the two specific hotels in the 24-hotel lease being in close proximity to two existing AmeriSuites hotels owned and operated by Prime. Since the Company was selling its interests in all of its existing Sumner Suites hotels, it had no need to complete the development of the two Sumner Suites hotels on the two sites. The exchange option, therefore, served a business purpose for both HPT and the Company with no objection from Prime. The exchanges were to be even exchanges with no additional compensation involved. The sale of the leasehold interests to Prime was not contingent upon the exchange option agreement between the Company and HPT. The Company believes that Prime was aware of the existence of the exchange option agreements at the time of the sale of the leasehold interests, but Prime did not condition its willingness to complete the transaction on the exchange option agreements being present. The $13.9 million was escrowed by the Company to insure that the two new hotels would be completed to HPT’s satisfaction so that its exchange options would be executable. The Company had already started development and construction of the two new hotels and needed a source of funds to complete construction. The escrow of the funds to complete hotels that were already under development was considered a non-event by the Company, and from the Company’s perspective, did not represent a restriction on the use of its cash, but rather, represented a source of funds to complete projects that had already been undertaken. The exchange option was between HPT and the Company. Prime was aware of the exchange option, but had no agreement with HPT concerning the exchange rights of HPT. HPT elected in the first quarter of 2002 to exercise its exchange options on both hotels. As discussed in Note 11, the exchanges of the two hotels occurred on March 14, 2002 and April 9, 2002.

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

The common owner of the 15 hotels has notified the Company that it is unlikely that it will be able to repay or refinance the 15 first mortgage notes payable to the Company by their maturity dates. The Company does not desire to extend the maturity dates and, therefore, anticipates that it will be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began in the fourth quarter of 2002 to seek cash purchasers of the properties in the event the Company re-acquired ownership, since the Company does not desire to take back ownership and operate the hotels. The owner of the properties is carried on the Company’s payroll system as a non-officer employee; his services are considered necessary to assist the Company in its efforts to locate cash purchasers for the properties. Based upon offers recently received, it is likely that the Company will sell the properties at values significantly below the balances of the notes receivable. Consequently, the balances of the 15 notes receivable were written down to the estimated net selling prices of the 15 hotels, resulting in a write-down of $18.1 million in the fourth quarter of 2002. In addition to the write-down of these 15 notes receivable, notes receivable on three other hotels were written down $3.1 million, based on the borrower’s credit worthiness and ability to refinance in the open market. Also, unsecured accounts receivable which related to the 15 properties were deemed to be uncollectible and were written off in the amount of approximately $1.3 million in the fourth quarter of 2002.

15. Transfer of Hotels

The Company transferred five of its company-owned hotels on December 27, 2002 for non-amortizing notes receivable totaling $11.6 million that have a maturity of six months and accrue interest at the prime rate plus 300 basis points. Accordingly, the transaction did not qualify as a sale for accounting purposes, and the properties will continue to be carried on the Company’s consolidated balance sheet as assets of hotels transferred under contractual agreements (notes receivable). The transaction did, however, qualify as a sale for federal income tax purposes, allowing the Company to accelerate tax deductions to carry back a greater net operating loss to 1997, resulting in a larger refund of federal income taxes in 2003. The buyer, who is also the common owner of the 15 hotels discussed in Note 14, intends to resell the hotels; however, if unsuccessful and the hotels ultimately have to be taken back by the Company, the Company intends to pursue other potential buyers. The notes receivable totaling $11.6 million represents the estimated fair values of the five hotels. Three of the properties have been resold by the buyer in the first fiscal quarter of 2003 and the net proceeds were used to pay the notes. The proceeds from the sales approximated the balance of the notes. Contracts for the resale by the buyer of the remaining two hotels are pending with closing of the sales expected to occur within six months of December 27, 2002, with net proceeds to be used to pay the notes in full. The proceeds from these sales are expected to approximate the balance of the notes. The net book value of the assets transferred was $17.0 million at the time of transfer. The related historical results of operations of $1.4 million loss and the loss on the transfer of $5.5 million on the five hotels transferred is reported in discontinued operations in the Company’s consolidated statements of operations. In addition, the Company sold two other hotels with a net book value of $7.4 million to outside parties for $8.2 million for which the historical results of operations of $271,000 in earnings and a gain on sale of disposal of $769,000 are also included in results of discontinued operations.

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

As discussed in Note 3 above, the Company maintains a $30.0 million three-year credit facility with a financial institution. On April 11, 2003, a third amendment to the credit facility became effective, reducing the required minimum consolidated net worth and waiving the credit facility’s cross-default provisions.

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

The following table summarizes the results of operations for the five properties transferred, as discussed in Note 15, and two properties sold from the hotel operations segment for the three years ended December 29, 2002, December 30, 2001, and December 31, 2000 (amounts in thousands):

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Revenues:
Hotel	$5,729	$5,895	$5,753
Other income	—	—	—

Total revenues	5,729	5,895	5,753
Cost and expenses:
Hotel	5,626	5,158	4,932
General and administrative	120	68	9
Depreciation and amortization	938	1,268	1,284

Total expenses	6,684	6,494	6,225

	Year ended

	December 29,	December 30,	December 31,
	2002	2001	2000

Gain on sale of property	—	1	—
Interest expense	(104)	(175)	(240)
Interest income	1	3	67

Loss before income taxes	(1,058)	(770)	(645)
Income tax benefit	402	293	245

Operations of hotels disposed of and transferred, net of income tax effect	$(656)	$(477)	$(400)

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