Form 10-Q
period 2003-04-20
SHOLODGE INC
filed 2003-06-04
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended April 20, 2003	Commission File No. 0-19840

SHOLODGE, INC. (Exact name of registrant as specified in its charter)

Tennessee	62-1015641
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

130 Maple Drive North, Hendersonville, Tennessee	37075
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

As of June 4, 2003, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 20,
	2003	December 29,
	(unaudited)	2002(1)

Assets
Current assets:
Cash and cash equivalents	$17,087,478	$1,534,942
Restricted cash	100,000	100,000
Accounts receivable:
Accounts receivable-trade, net	2,448,453	1,944,357
Construction contracts	107,313	136,865
Construction contracts due from related parties	3,635,009	5,671,892
Income taxes receivable	8,672,061	9,900,782
Prepaid expenses	493,465	319,595
Notes receivable, net	31,128,993	44,823,055
Assets of hotels transferred under contractual agreements (notes receivable)	4,880,000	11,571,564
Assets of hotels held for sale	11,871,370	13,693,554
Other current assets	69,590	77,677

Total current assets	80,493,732	89,774,283
Notes receivable, net	3,491,495	7,065,318
Property and equipment	61,225,309	62,519,339
Less accumulated depreciation and amortization	(10,297,153)	(10,498,027)

	50,928,156	52,021,312
Land under development or held for sale	13,868,117	14,114,353
Deferred charges, net	1,543,505	1,790,320
Goodwill	765,711	765,711
Trademark, franchise costs and reservation rights, net	646,442	703,366
Other assets	1,980,790	1,044,495

	$153,717,948	$167,279,158

(1)  Derived from fiscal year ended December 29, 2002 audited financial statements.

     See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 20,
	2003	December 29,
	(unaudited)	2002(1)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$6,179,310	$10,623,527
Taxes payable other than on income	687,341	609,259
Current portion of long-term debt	63,691,883	67,548,511

Total current liabilities	70,558,534	78,781,297
Long-term debt, less current portion	20,050,377	24,381,276
Deferred credits	158,861	2,314,922
Minority interests in equity of consolidated subsidiaries and partnerships	619,469	607,493

Total liabilities	91,387,241	106,084,988
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 and 5,088,278 shares issued and outstanding as of December 29, 2002 and December 30, 2001, respectively)	1,000	1,000
Additional paid-in capital	23,579,621	23,579,621
Retained earnings	39,212,965	38,753,965
Notes receivable from officer, net of discount of $130,870 and $140,833, as of April 20, 2003 and December 29, 2002, respectively	(462,879)	(1,140,416)

Total shareholders’ equity	62,330,707	61,194,170

	$153,717,948	$167,279,158

(1)  Derived from fiscal year ended December 29, 2002 audited financial statements.

     See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	16 weeks ended

	April 20,	April 21,
	2003	2002

Revenues:
Hotel	$1,638,253	$983,378
Franchising, reservation and management	2,080,301	1,685,932
Construction and development-related parties	2,944,623	10,131
Construction and development-other	9,151	3,521,100
Rent income	817,482	1,047,565
Other income	17,256	39,851

Total revenues	7,507,066	7,287,957
Cost and expenses:
Hotel	1,071,512	682,849
Franchising, reservation and management	1,677,618	1,036,330
Construction and development	3,417,198	3,522,236
Rent expense, net	144,651	153,968
General and administrative	2,028,331	1,962,515
Depreciation and amortization	773,319	698,597
Write-off of pre-development costs	5,993	—
Write-off of construction contracts receivable	16,483	—
Write-off of accounts receivable - trade	13,336	—

Total cost and expenses	9,148,441	8,056,495

Operating loss	(1,641,375)	(768,538)
Gain (loss) on sale of property and leasehold interests	594,977	(84,311)
Gain on early extinguishments of debt	283,319	251,841
Interest expense	(2,889,694)	(2,500,713)
Interest income	939,600	1,725,980
Lease abandonment income	5,329,504	—

Earnings (loss) from continuing operations before income taxes and minority interests	2,616,331	(1,375,741)
Income tax (expense) benefit	—	403,000
Minority interests in earnings of consolidated subsidiaries and partnerships	(11,976)	(13,054)

Earnings (loss) from continuing operations	2,604,355	(985,795)
Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax benefit of $0 and $18,000 for 2003 and 2002, respectively	(376,796)	(29,975)
Loss on disposal and transfer of discontinued operations, net of income tax benefit of $0 for 2003	(1,768,559)	—

Net earnings (loss)	$459,000	$(1,015,770)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.51	$(0.19)
Discontinued operations:
Operations of hotels disposed of and transferred	(0.07)	(0.01)
Loss on disposal and transfer of discontined operations	(0.35)	—

Net earnings (loss)	$0.09	$(0.20)

Diluted:
Continuing operations	$0.51	$(0.19)
Discontinued operations:
Operations of hotels disposed of and transferred	(0.07)	(0.01)
Loss on disposal and transfer of discontined operations	(0.35)	—

Net earnings (loss)	$0.09	$(0.20)

Weighted average common shares outstanding:
Basic	5,118,778	5,103,098

Diluted	5,118,778	5,103,098

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	16 weeks ended

	April 20,	April 21,
	2003	2002

Cash flows from operating activities
Net earnings (loss)	$459,000	$(1,015,770)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Loss from discontinued operations	2,145,355	29,975
Depreciation and amortization	773,319	698,597
Write-off of pre-development costs	5,993	—
Write-off of construction contracts receivable	16,483	—
Write-off of accounts receivable - trade	13,336	—
Amortization of deferred charges recorded as interest expense	217,041	147,381
Accretion of debt recorded as interest expense	201,852	—
Recognition of previously deferred gains	(57,513)	(71,730)
(Gain) loss on sale of property and leasehold interests	(594,977)	84,311
Gain on early extinguishments of debt	(283,319)	(251,841)
Lease abandonment income	(5,329,504)	—
Minority interest in earnings of consolidated subsidiaries and partnerships	11,976	13,054
Changes in assets and liabilities:
Accounts receivables - trade	(504,096)	(502,313)
Construction contracts receivable	29,552	988,339
Construction contracts receivable due from related parties	2,036,883	(11,482)
Costs and estimated earnings in excess of billings on construction contracts	—	(534,067)
Income and other taxes receivable and payable	1,306,803	923,667
Prepaid expenses	(173,870)	(179,628)
Accounts payable and accrued expenses	(1,100,861)	(3,837,754)
Other	(1,170,256)	(147,772)

Net cash used in operating activities	(1,996,803)	(3,667,033)
Cash flow from investing activities
Restricted cash	—	1,758,364
Payments received (advances made) on notes receivable	17,267,885	(565,091)
Capital expenditures	(164,228)	(4,885,992)
Proceeds from sale of land and leasehold interests	952,187	212,041
Proceeds from lease abandonment	415,668	—
Proceeds from sale of assets of hotels transferred	6,514,110	—
Acquistion	(20,000)	—

Net cash provided by (used in) investing activities	24,965,622	(3,480,678)
Cash flow from financing activities
Repayments of notes receivable from officer	687,500	—
Deferred loan costs	(18,763)	(50,002)
Proceeds from long-term debt	6,726,904	11,100,000
Payments on long-term debt	(14,811,924)	(6,085,801)
Exercise of stock options	—	208,125
Purchase of treasury stock	—	(148,010)

Net cash (used in) provided by financing activities	(7,416,283)	5,024,312
Net increase (decrease) in cash and cash equivalents	15,552,536	(2,123,399)
Cash and cash equivalents - beginning of period	1,534,942	2,704,161

Cash and cash equivalents - end of period	$17,087,478	$580,762

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

In Management’s opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company’s fiscal quarters have 16, 12, 12, and 12 weeks in the first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended April 20, 2003 and April 21, 2002 are not necessarily indicative of the operating results for the entire year.

EXCHANGE OF PROPERTIES

The Company opened a new AmeriSuites hotel in October 2001 and another in February 2002. In accordance with the July 2000 agreement in which the Company sold its operating interests in 27 AmeriSuites hotels, the Company was obligated to exchange either one or both of the AmeriSuites hotels with the purchaser, at its landlord’s option, for one or two specific existing hotels of the same brand and number of rooms previously operated by the Company prior to July 2000. The exchange option was exercised on both hotels, and the exchanges were completed in the first quarter of 2002. The exchanges were accounted for as the acquisitions of businesses, and the hotels received in the exchanges were recorded at their fair value in the first quarter of 2002.

LEASE ABANDONMENT INCOME

The Company leased three hotels to Prime Hospitality Corp. (“Prime”) in July of 2000. In the first quarter of 2003, Prime abandoned the lease of the three hotels and the Company resumed operations of the hotels on April 5, 2003. Due to the terms of the lease agreement, the Company had recorded a liability and a deferred credit in July of 2000. Due to the lease abandonment by Prime in the first quarter of 2003, the remaining deferred amounts totaling $4,913,836 and $415,668 in cash received from Prime upon the abandonment, were recognized as lease abandonment income totaling $5,329,504 in the first quarter of 2003.

DISCONTINUED OPERATIONS

Discontinued operations resulted from the sale of one hotel in the second quarter of 2002, the sale of one and transfer of five hotels in the fourth quarter of 2002, and the reclassification of five hotels to assets of hotels held for sale in the first quarter of 2003.

The five hotels reclassified to assets of hotels held for sale in the first quarter of 2003 was based upon the Company’s decision to sell the five hotels to cash purchasers as part of a plan to divest all of the remaining Company-owned hotels other than its AmeriSuites hotels and one GuestHouse Inn which is leased. Subsequent to the decision in late January of 2003, contracts for the sale of all five of the hotels were executed by the end of the Company’s first fiscal quarter and the sales are expected to be consummated by the end of its second fiscal quarter of 2003. Based upon these sales contracts, three of the five hotels are expected to sell, net of sales commissions, for $1,768,559 less than their carrying values. Accordingly, the carrying values of these three hotels have been written down by this impairment amount in the first quarter of 2003.

The effects of these twelve hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings for the first quarter of 2003 and 2002 in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table summarizes the results of operations for the twelve properties sold, transferred, or classified as held for sale (amounts in thousands):

	Period ended

	April 20,	April 21,
	2003	2002

Revenues:
Hotel	$1,135	$3,443

Total revenues	1,135	3,443
Costs and expenses:
Hotel	1,383	2,857
General and Administrative	29	12
Depreciation and amortization	74	600

Total expenses	1,486	3,469

Operating loss	(351)	(26)
Interest expense	(26)	(34)
Interest income	—	12

Loss before income taxes	(377)	(48)
Income tax benefit	143	18

Operations of hotels disposed of, transferred and held for sale, net of income tax effect	$(234)	$(30)

The assets and liabilities of the properties transferred and held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	April 20,	December 29,
	2003	2002

Assets of hotels transferred:
Other current assets	$16	$43
Property and equipment, net	4,835	11,439
Other assets	29	90

Total assets	$4,880	$11,572

	April 20,	December 29,
	2003	2002

Assets of hotels held for sale:
Other current assets	$44	$44
Property and equipment, net	11,741	13,564
Other assets	86	86

Total assets	$11,871	$13,694

EARNINGS PER SHARE

Earnings per share was computed by dividing net income by the weighted average number of common shares outstanding. The following table reconciles earnings and weighted average shares used in the earnings per share calculations for the fiscal quarters ended April 20, 2003, and April 21, 2002:

	16 WEEKS ENDED

	April 20,	April 21,
	2003	2002

Basic:
Earnings (loss) from continuing operations	$2,604,355	$(985,795)
Loss from discontinued operations	(2,145,355)	(29,975)

Net earnings (loss) applicable to common stock	$459,000	$(1,015,770)

Shares:
Weighted average common shares outstanding	5,118,778	5,103,098

Basic earnings (loss) per share:
Continuing operations	$0.51	$(0.19)
Discontinued operations	(0.42)	(0.01)

Net earnings (loss)	$0.09	$(0.20)

Diluted:
Earnings (loss) from continuing operations	$2,604,355	$(985,795)
Loss from discontinued operations	(2,145,355)	(29,975)

Net earnings (loss) applicable to common stock	$459,000	$(1,015,770)
Dilutive effect of 7.5% convertible debentures	—	—

Numerator for diluted earnings (loss) per share	$459,000	$(1,015,770)

Shares:
Weighted average common shares outstanding	5,118,778	5,103,098
Effect of dilutive securities (options)	—	—
Effect of dilutive securities (7.5% convertible debentures)	—	—

Weighted average common and common equivalent shares outstanding	5,118,778	5,103,098

Diluted earnings (loss) per share:
Continuing operations	$0.51	$(0.19)
Discontinued operations	(0.42)	(0.01)

Net earnings (loss)	$0.09	$(0.20)

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

	16 WEEKS ENDED

	April 20,	April 21,
	2003	2002

Revenues:
Hotel operations	$2,693	$2,331
Franchising, reservation and management services	2,294	2,065
Construction and development	3,070	5,538
Elimination of intersegment revenue	(550)	(2,646)

Total revenues	$7,507	$7,288

Operating loss:
Hotel operations	$1,032	$1,041
Franchising, reservation and management services	(2,178)	(1,812)
Construction and development	(495)	2

Total operating loss	$(1,641)	$(769)

Capital expenditures:
Hotel operations	$4	$2,757
Franchising, reservation and management services	160	350
Construction and development	—	1,779

Total capital expenditures	$164	$4,886

Depreciation and amortization:
Hotel operations	$443	$453
Franchising, reservation and management services	317	228
Construction and development	13	18

Total depreciation and amortization	$773	$699

	As of	As of
	April 20,	December 29,
	2003	2002

Total assets:
Hotel operations	$60,568	$89,433
Franchising, reservation and management services	87,042	69,679
Construction and development	6,108	8,167

Total assets	$153,718	$167,279

CURRENT AND LONG-TERM DEBT

The trust indenture applicable to the Series A and Series B senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $75.0 million. As of April 20, 2003, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. The Company is in the process of completing an Exchange Offer and Consent Solicitation (“Exchange Offer”), which is expected to be completed within the 60-day cure period. The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth, which is expected to cure the default, if declared, without any further action. However, there can be no assurance that the Exchange Offer will be completed. Because of the covenant violation at April 20, 2003, the Company has classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments have also been classified as current liabilities as of April 20, 2003.

The total amount of debt classified as current liabilities due to the circumstances discussed above was $63.6 million as of April 20, 2003. Since April 20, 2003, the Company has reduced that amount by $3.7 million, including $200,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40.0 million within the next 60 days from the sale of the properties serving as collateral under nine notes receivable, and the sale of five unencumbered properties. Negotiations are currently in progress relative to the sale of four additional hotels, with net proceeds of approximately $28.0 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense.

The Company has adopted the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company’s pro forma net earnings (loss) would not be materially different in the first quarter of 2003 or 2002 under the fair value method.

RELATED PARTY TRANSACTION

The chairman and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due on February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003.

The chairman and chief executive officer is personally involved in various real estate development activities. He utilizes the Company’s wholly-owned construction and development subsidiary for this purpose. Revenues earned by the Company from these projects were $2,944,623 in the first quarter of 2003 and $10,131 in the first quarter of 2002.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

          The following discussion should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

          The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of April 20, 2003, the Shoney’s Inn lodging system consists of 35 Shoney’s Inns containing 3,491 rooms of which one containing 115 rooms is owned and operated by the Company. Shoney’s Inns are currently located in ten states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

          On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which as of April 20, 2003, consisted of 81 properties containing 6,057 rooms open and operating in twenty states, including eight states in which Shoney’s Inns operate. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

          The Company plans to convert the name of the Shoney’s Inn chain to the GuestHouse brand as soon as practical. As of April 20, 2003, 24 of the GuestHouse Inns & Suites of the 81 noted above, which contain 2,277 rooms, had been converted from Shoney’s Inns to the GuestHouse brand during the past year.

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

          The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended April 20, 2003 and April 21, 2002 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters Ended April 20, 2003 and April 21, 2002

          Total operating revenues for the quarter ended April 20, 2003, were $7.5 million, or 3.0% more than the total operating revenues of $7.3 million reported for the first quarter of 2002. The net increases were due to increases in hotel, franchising and reservation revenues, partially offset by decreases in construction and development revenues and rent income.

          Revenues from hotel operations in the first fiscal quarter increased by $655,000, or 66.6%, to $1.6 million from the $983,000 reported for the same period last year. For the one hotel opened for all of both quarterly periods, a decrease of 5.8% in average daily room rates, from $51.32 in the first quarter of 2002 to $48.33 in the first quarter of 2003, and a decrease in average occupancy rates on this hotel from 60.7% to 60.6% this year, were the primary causes of a decrease in same hotel revenues of 6.8% from $347,000 in the first quarter of 2002 to $323,000 in the first quarter of 2003. The Company owns and operates five AmeriSuites hotels, two of which were acquired in the first quarter of 2002 in an exchange transaction, and three of which the Company began operating in the first quarter of 2003 upon the abandonment of an operating lease by the lessee. The Company owned and operated a total of six hotels included in continuing operations at the end of its first fiscal quarter of 2003 (one GuestHouse Inns & Suites and the five AmeriSuites hotels). RevPAR (revenue per available room) for all six of these Company-owned hotels decreased by 2.9% from $36.73 in the first quarter of 2002 to $35.66 in the first quarter of 2003.

          The Company sold one Shoney’s Inn in June of 2002, sold a Baymont Inn & Suites in December of 2002, and transferred two Shoney’s Inns and three GuestHouse Inns & Suites in December of 2002. The revenue effect of these seven hotels sold in 2002 is reflected in discontinued operations. During the first quarter of 2003, the Company decided to sell five additional hotels (one Shoney’s Inn and four GuestHouse Inns & Suites). The revenue effects of these five hotels are also reflected in discontinued operations.

          Franchising, reservation and management service revenues increased by $394,000, or 23.4%, in the first quarter of 2003 from the first quarter of 2002. Initial and termination franchise fees increased by $13,000, royalty fees increased by $199,000, and reservation fees increased by $182,000 from the first quarter of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of April 20, 2003, a total of 685 lodging facilities were served by the Company’s reservation center.

          Revenues from construction and development activities were $3.0 million in the first quarter of 2003, versus $3.5 million in the first quarter of 2002. These revenues include $2.9 million in the first quarter of 2003 and $10,000 in the first quarter of 2002 earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first quarter of both 2003 and 2002.

          Rent income in the first quarter of 2003 decreased by $230,000, to $817,000, from $1.0 million, in the first quarter of 2002. The primary source of rent income is from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. The decrease in the first quarter rent income was due to the abandonment of the lease by Prime and the sale of some restaurants to the lessees.

          Operating expenses from hotel operations of the six Company-owned hotels included in continuing operations for the first quarter of 2003 increased by $389,000, or 56.9%, from $683,000 in the first quarter of 2002. The operating expenses as a percentage of operating revenues for this activity decreased from 69.4% in the first quarter of 2002 to 65.4% in the first quarter of 2003, improving gross operating profit margin from 30.6% in the first quarter of 2002 to 34.6% in the first quarter of 2003. Profit margins are generally greater on AmeriSuites hotels than on GuestHouse Inns & Suites, and the greatest increases in revenues from the first quarter of 2002 to the first quarter of 2003 were from the AmeriSuites hotels.

          Franchising, reservation and management service operating expenses increased by $641,000, or 61.9%, from the first quarter of 2002 to the first quarter of 2003. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the first quarter of 2002, and to expenses related to the franchising of GuestHouse Inns & Suites, the franchising rights of which were not acquired until the second quarter of 2002.

          Construction and development costs in the first quarter of 2003 and 2002 were $3.4 million and $3.5 million, respectively, on construction contracts in progress during those quarters.

          Rent expense decreased by $9,000 in the first quarter of this year from last year’s first quarter. The Company leased only one hotel property in both years.

          General and administrative expenses increased by $66,000, or 3.4%, from the first quarter of 2002. The increases were due primarily to increased legal fees and insurance costs.

          Depreciation and amortization expense increased by $75,000, or 10.7%, from the first quarter of 2002, and was due to the increase in the weighted average number of hotels owned in the first quarter of 2003 over the first quarter of 2002.

          In the first quarter of 2003, the Company wrote off $6,000 of pre-development costs and $13,000 of accounts receivable deemed to be of doubtful collectibility.

          The gain of $595,000 recognized on sale of property in the first quarter of 2003 was primarily from the sale of a restaurant to the lessee and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note.

          Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $644,000 of its 7.50% subordinated debentures in the first quarter of 2003 at a discount, and also repurchased $739,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $283,000 on these transactions in the first quarter of 2003. In the first quarter of 2002, the Company repurchased $900,000 of its 7.50% subordinated debentures at a discount, recognizing a gain of $252,000. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See further discussion in “Liquidity and Capital Resources” below.

          Interest expense increased by $389,000, or 15.6%, while interest income decreased by $241,000, or 14.0%, from the first quarter of 2002. The increase in interest expense was due primarily to higher levels of borrowing on the Company’s bank credit facilities in the first quarter of 2003 than in the first quarter of 2002. Interest income decreased due to decreases in the interest rates charged on notes receivable due to the general decline in interest rates and the interest rate terms of those notes, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

          The Company leased three hotels to Prime in July of 2000. In the first quarter of 2003, Prime abandoned the lease of the three hotels and the Company resumed operations of the hotels on April 5, 2003. Due to the terms of the lease agreement, the Company had recorded a liability and a deferred credit in July of 2000. Due to the lease abandonment by Prime in the first quarter of 2003, the remaining deferred amounts totaling $4.9 million, and $416,000 in cash received from Prime upon the abandonment, were recognized as lease abandonment income totaling $5.3 million in the first quarter of 2003.

          The zero effective tax rate in the first quarter of 2003 is due to the utilization of net operating loss carryforwards that had previously been fully reserved. The effective tax rate in the first quarter of 2002 differs from the federal and state statutory rates as a result of interest on deferred gains.

          Discontinued operations resulted from the sale of one hotel in the second quarter of 2002, the sale of one and transfer of five hotels in the fourth quarter of 2002, and the reclassification of five hotels to assets of hotels held for sale in the first quarter of 2003. The effects of these hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

          The Company’s cash flows used in operating activities were $2.0 million in the first quarter of 2003, compared with $3.7 million used in operating activities in the first quarter of 2002.

          The Company’s cash flows provided by investing activities were $25.0 million in the first quarter of 2003, compared with cash flows used in investing activities of $3.5 million for the comparable period in 2002. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $164,000 in the first quarter of 2003 and $4.9 million in the first quarter of 2002. Proceeds from the sale of property and leasehold interests were $7.5 million in the first quarter of 2003 versus $212,000 for the comparable period in 2002. The Company received $17.3 million from the collection of notes receivable in the first quarter of 2003.

          Net cash used in financing activities was $7.4 million in the first quarter of 2003 compared with $5.0 million provided by financing activities in the first quarter of 2002. Repayments, net of borrowings, on long-term debt obligations were $8.1 million in the first quarter of 2003 versus $5.0 million borrowings in excess of repayments in the first quarter of 2002. The repayments in the first quarter of 2003 and the first quarter of 2002 include $1.4 million and $900,000, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first quarter of 2002, the Company repurchased 25,000 shares of its common stock for $148,000 pursuant to a plan to repurchase up to $23.0 million of the Company’s outstanding common stock.

          The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the underlying real property collateral securing the pledged notes and of the real property collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of April 20, 2003, the Company had $17.4 million in borrowings outstanding under this credit facility, consisting of the $10 million term loan and $7.4 million on the revolving line of credit.

          The Company also has a loan secured by its corporate aircraft with a balance of $5.7 million as of April 20, 2003. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

          The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $12.5 million mature in May of 2004. Its outstanding Series A Senior Subordinated Notes in the face amount of $25.5 million mature in November of 2006 and its Series B Senior Subordinated Notes in the face amount of $18.8 million mature in September of 2007.

          Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company is obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning December 1, 1999. On December 1, 2002, approximately $3.2 million of these notes were redeemed under this provision.

          The trust indenture applicable to the Series A and Series B senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $75.0 million. As of April 20, 2003, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. The Company is in the process of completing an Exchange Offer and Consent

Solicitation (“Exchange Offer”), which is expected to be completed within the 60-day cure period. The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth, which is expected to cure the default, if declared, without any further action. However, there can be no assurance that the Exchange Offer will be completed. Because of the covenant violation at April 20, 2003, the Company has classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments have also been classified as current liabilities as of April 20, 2003.

          The total amount of debt classified as current liabilities due to the circumstances discussed above was $63.6 million as of April 20, 2003. Since April 20, 2003, the Company has reduced that amount by $3.7 million, including $200,000 of the senior subordinated notes. The Company currently maintains approximately $11.0 million in cash and is currently expecting to collect cash proceeds of approximately $40.0 million within the next 60 days from the sale of the properties serving as collateral under nine notes receivable, and the sale of five unencumbered properties. Negotiations are currently in progress relative to the sale of four additional hotels, with net proceeds of approximately $28.0 million expected. Additionally, the Company anticipates refunds of approximately $8.5 million of previously paid income taxes by mid-2003, and at least three parcels of undeveloped land are expected to be sold in 2003 for approximately $5.6 million. The Company expects to cure any default declared by the senior subordinated note holders within the 60 day cure period, but if not, is confident that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full in 2003.

          The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the first fiscal quarter of 2003, approximately 3.6 million shares had been repurchased at a cost of $20.5 million.

          The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. The pending Exchange Offer, if consummated, would allow the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, proceeds from the sale of properties, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its capital expenditures, stock repurchase plan, debt repayments and operations for at least the next twelve months.

Market Risk

          There have been no material changes in the Company’s exposure to market risk in the first fiscal quarter ended April 20, 2003.

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

Dated: June 4, 2003	/s/ Leon Moore

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

Dated: June 4, 2003	/s/ Bob Marlowe

[signature]

Secretary, Treasurer, Chief Accounting
Officer, Principal Accounting Officer, Chief
Financial Officer

PART II - OTHER INFORMATION

Item 1.	No material developments occurred during the first quarter ended April 20, 2003 with respect to any pending litigation.

Item 4.	Submission of Matters to a vote of Security Holders

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

6(a) Exhibits -

Exhibit 99.1 – Certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

6(b) Reports on Form 8-K

A Form 8-K was filed on February 5, 2003 containing a copy of the Company’s press release announcing fourth quarter estimated losses.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: June 4, 2003	S/ Leon Moore

Leon Moore
Chief Executive Officer, Principal Executive
Officer, Director

Date: June 4, 2003	S/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting
Officer, Principal Accounting Officer, Chief
Financial Officer, Director