Form 10-Q
period 2003-07-13
SHOLODGE INC
filed 2003-08-27
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Second Quarter Ended July 13, 2003	Commission File No. 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive North, Hendersonville, Tennessee (address of principal executive offices)	37075 (Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

As of August 25, 2003, there were 5,118,278 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 13,
	2003	December 29,
	(unaudited)	2002(1)

Assets
Current assets:
Cash and cash equivalents	$7,765,063	$1,534,942
Restricted cash	100,000	100,000
Accounts receivable:
Accounts receivable-trade, net	2,690,802	1,944,357
Construction contracts	177,855	136,865
Construction contracts due from related parties	8,041,545	5,671,892
Costs and estimated earnings in excess of billings on construction contracts	671,849	—
Income taxes receivable	9,559,713	9,900,782
Prepaid expenses	545,537	319,595
Notes receivable, net	13,148,152	44,823,055
Assets of hotels transferred under contractual agreements (notes receivable)	4,880,000	11,571,564
Assets of hotels held for sale	9,271,054	13,693,554
Other current assets	76,970	77,677

Total current assets	56,928,540	89,774,283
Notes receivable, net	4,291,280	7,065,318
Property and equipment	61,645,529	62,519,339
Less accumulated depreciation and amortization	(10,702,913)	(10,498,027)

	50,942,616	52,021,312
Land under development or held for sale	13,879,304	14,114,353
Deferred charges, net	1,535,167	1,790,320
Goodwill	765,711	765,711
Trademark, franchise costs and reservation rights, net	588,749	703,366
Other assets	1,986,682	1,044,495

	$130,918,049	$167,279,158

(1)	Derived from fiscal year ended December 29, 2002 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	July 13,
	2003	December 29,
	(unaudited)	2002(1)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,941,439	$10,623,527
Taxes payable other than on income	877,770	609,259
Current portion of long-term debt	18,061,153	67,548,511

Total current liabilities	23,880,362	78,781,297
Long-term debt, less current portion	44,659,603	24,381,276
Deferred credits	156,559	2,314,922
Minority interests in equity of consolidated subsidiaries and partnerships	705,172	607,493

Total liabilities	69,401,696	106,084,988
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,118,778 shares issued and outstanding as of July 13, 2003 and December 29, 2002)	1,000	1,000
Additional paid-in capital	23,579,621	23,579,621
Retained earnings	38,406,083	38,753,965
Notes receivable from officer, net of discount of $123,398 and $140,833, as of July 13, 2003 and December 29, 2002, respectively	(470,351)	(1,140,416)

Total shareholders’ equity	61,516,353	61,194,170

	$130,918,049	$167,279,158

(1)	Derived from fiscal year ended December 29, 2002 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Earnings (unaudited)

	12 weeks ended		28 weeks ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Revenues:
Hotel	$2,549,760	$1,211,950	$4,188,013	$2,195,328
Franchising, reservation and management	1,815,160	1,536,835	3,895,461	3,222,767
Construction and development-related parties	4,406,535	118,318	7,351,158	128,449
Construction and development-other	985,533	530,512	994,684	4,051,612
Rent income	28,190	822,099	845,672	1,869,664
Other income	70,744	26,424	88,000	66,275

Total revenues	9,855,922	4,246,138	17,362,988	11,534,095
Cost and expenses:
Hotel	1,927,753	706,803	2,999,265	1,389,652
Franchising, reservation and management	1,483,543	887,219	3,161,161	1,923,549
Construction and development	5,684,470	1,695,902	9,101,668	5,218,138
Rent expense, net	136,593	155,515	281,244	309,483
General and administrative	896,001	1,717,476	2,924,332	3,679,991
Depreciation and amortization	584,578	594,447	1,357,897	1,293,044
Write-off of pre-development costs	—	—	5,993	—
Write-off of construction contracts receivable	4,992	—	21,475	—
Write-off of accounts receivable — trade	162,311	—	175,647	—
Write-off of goodwill	—	2,387,100	—	2,387,100
Write-off of franchise and trademark costs	—	4,421,535	—	4,421,535
Recovery of notes receivable	(14,025)	—	(14,025)	—

Total cost and expenses	10,866,216	12,565,997	20,014,657	20,622,492

Operating loss	(1,010,294)	(8,319,859)	(2,651,669)	(9,088,397)
Gain (loss) on sale of property and leasehold interests	2,402	48,323	597,379	(35,988)
Gain on early extinguishments of debt	533,101	2,251,917	816,420	2,503,758
Interest expense	(1,859,606)	(2,156,632)	(4,749,300)	(4,657,345)
Interest income	351,933	1,272,907	1,291,533	2,998,887
Lease abandonment income	—	—	5,329,504	—
Arbitration award	—	8,900,000	—	8,900,000

(Loss) earnings from continuing operations before income taxes and minority interests	(1,982,464)	1,996,656	633,867	620,915
Income tax benefit (expense)	890,000	(848,000)	890,000	(445,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(85,703)	(13,208)	(97,679)	(26,262)

(Loss) earnings from continuing operations	(1,178,167)	1,135,448	1,426,188	149,653
Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax benefit of $0 and $70,000 for 2003 and 2002, respectively	(17,805)	(84,105)	(394,601)	(114,080)
Gain (loss) on disposal and transfer of discontinued operations, net of income tax expense of $0 and $129,000 for 2003 and 2002, respectively	389,090	210,475	(1,379,469)	210,475

Net (loss) earnings	$(806,882)	$1,261,818	$(347,882)	$246,048

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.23)	$0.23	$0.28	$0.03
Discontinued operations:
Operations of hotels disposed of and transferred	(0.00)	(0.02)	(0.08)	(0.02)
Gain (loss) on disposal and transfer of discontinued operations	0.07	0.04	(0.27)	0.04

Net (loss) earnings	$(0.16)	$0.25	$(0.07)	$0.05

Diluted:
Continuing operations	$(0.23)	$0.22	$0.28	$0.03
Discontinued operations:
Operations of hotels disposed of and transferred	(0.00)	(0.02)	(0.08)	(0.02)
Gain (loss) on disposal and transfer of discontinued operations	0.07	0.04	(0.27)	0.04

Net (loss) earnings	$(0.16)	$0.24	$(0.07)	$0.05

Weighted average common shares outstanding:
Basic	5,118,778	5,118,778	5,118,778	5,109,818

Diluted	5,118,778	5,182,989	5,118,778	5,185,317

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	28 weeks ended

	July 13,	July 14,
	2003	2002

Cash flows from operating activities
Net (loss) earnings	$(347,882)	$246,048
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss (gain) from discontinued operations	1,774,070	(96,395)
Depreciation and amortization	1,357,897	1,293,044
Write-off of pre-development costs	5,993	—
Write-off of construction contracts receivable	21,475	—
Write-off of accounts receivable — trade	175,647	—
Write-off of goodwill and other intangible assets	—	6,808,635
Recovery of notes receivable	(14,025)	—
Amortization of deferred charges recorded as interest expense	409,593	351,641
Accretion of debt recorded as interest expense	353,241	50,463
Recognition of previously deferred gains	(59,815)	(125,626)
(Gain) loss on sale of property and leasehold interests	(597,379)	35,988
Gain on early extinguishments of debt	(816,420)	(2,503,758)
Lease abandonment income	(5,329,504)	—
Minority interest in earnings of consolidated subsidiaries and partnerships	97,679	26,262
Changes in assets and liabilities:
Accounts receivable — trade	(922,092)	(1,019,378)
Construction contracts receivable	(62,465)	1,082,025
Construction contracts receivable due from related parties	(2,369,653)	(131,267)
Costs and estimated earnings in excess of billings on construction contracts	(671,849)	2,662,183
Arbitration award receivable	—	(8,909,188)
Income and other taxes receivable and payable	609,580	(1,537,860)
Prepaid expenses	(225,942)	(127,443)
Accounts payable and accrued expenses	(2,338,732)	(5,537,918)
Other	(873,042)	(31,208)

Net cash used in operating activities	(9,823,625)	(7,463,752)
Cash flow from investing activities
Restricted cash	—	1,758,364
Payments received (advances made) on notes receivable	34,462,966	(302,628)
Capital expenditures	(717,686)	(6,166,514)
Purchase of assets of hotel held for sale	(6,846,054)	—
Proceeds from sale of land and leasehold interests	952,289	1,855,660
Proceeds from lease abandonment	415,668	—
Proceeds from sale of assets of hotels transferred	16,046,853	—
Acquisition	(20,000)	—

Net cash provided by (used in) investing activities	44,294,036	(2,855,118)
Cash flow from financing activities
Repayments of notes receivable from officer	687,500	—
Deferred loan costs	(225,623)	(841,080)
Proceeds from long-term debt	6,726,904	19,100,000
Payments on long-term debt	(35,429,071)	(9,950,796)
Exercise of stock options	—	208,125
Purchase of treasury stock	—	(148,010)

Net cash (used in) provided by financing activities	(28,240,290)	8,368,239

Net increase (decrease) in cash and cash equivalents	6,230,121	(1,950,631)
Cash and cash equivalents — beginning of period	1,534,942	2,704,161

Cash and cash equivalents — end of period	$7,765,063	$753,530

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

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 13, 2003 and July 14, 2002 are not necessarily indicative of the operating results for the entire year.

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

DISCONTINUED OPERATIONS

Discontinued operations resulted from the sale of one hotel in the second quarter of 2002, the sale of one and transfer of five hotels in the fourth quarter of 2002, the reclassification of five hotels to assets of hotels held for sale in the first quarter of 2003, and the acquisition of one hotel in the second quarter of 2003 with the intent to resell it.

The six hotels reclassified to assets of hotels held for sale in the first and second quarters of 2003 was based upon the Company’s decision to sell the six hotels to cash purchasers as part of a plan to divest all of the remaining Company-owned hotels other than its AmeriSuites hotels and one GuestHouse Inn which is leased. Subsequent to the decision in late January of 2003, contracts for the sale of five of the hotels were executed by the end of the Company’s first fiscal quarter and the sales of four of these five hotels were consummated by the end of its second fiscal quarter of 2003. Based upon these sales contracts as of the end of the first quarter of 2003, three of the five hotels were expected to sell, net of sales commissions, for $1,768,559 less than their carrying values. Accordingly, the carrying values of these three hotels, including the one hotel not sold as of the end of the second quarter, were written down by this impairment amount in the first quarter of 2003. The actual sales of the four hotels resulted in a gain of $391,000 in the second quarter of 2003. At July 13, 2003, one hotel remains whose assets are held for sale.

Of the five hotels transferred under contractual agreements in the fourth quarter of 2002, three of the properties were sold during the first two quarters of 2003, leaving two properties transferred at July 13, 2003. No material gains or losses resulted from the sale of the three transferred properties.

The effects of these thirteen hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings for the first two quarters of 2003 and 2002 in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table summarizes the results of operations for the thirteen properties sold, transferred, or classified as held for sale (amounts in thousands):

	12 Weeks Ended		28 Weeks Ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Revenues:
Hotel	$614	$2,846	$1,749	$6,289

Total revenues	614	2,846	1,749	6,289
Costs and expenses:
Hotel	621	2,360	2,004	5,217
General and Administrative	5	44	34	56
Depreciation and amortization	—	576	74	1,176

Total expenses	626	2,980	2,112	6,449

Operating loss	(12)	(134)	(363)	(160)
Interest expense	(6)	(26)	(32)	(60)
Interest income	—	24	—	36

Loss before income taxes	(18)	(136)	(395)	(184)
Income tax benefit	—	52	—	70

Operations of hotels disposed of, transferred and held for sale, net of income tax effect	$(18)	$(84)	$(395)	$(114)

The assets and liabilities of the properties transferred and held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	July 13,	December 29,
	2003	2002

Assets of hotels transferred:
Number of properties	2	5

Other current assets	$16	$43
Property and equipment, net	4,835	11,439
Other assets	29	90

Total assets	$4,880	$11,572

	July 13,	December 29,
	2003	2002

Assets of hotels held for sale:
Number of properties	2	5

Other current assets	$10	$44
Property and equipment, net	9,241	13,564
Other assets	20	86

Total assets	$9,271	$13,694

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The following table reconciles earnings (loss) and weighted average shares used in the earnings (loss) per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 13, 2003, and July 14, 2002:

	12 Weeks Ended		28 Weeks Ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Basic:
Earnings (loss) from continuing operations	$(1,178,167)	$1,135,448	$1,426,188	$149,653
Earnings (loss) from discontinued operations	371,285	126,370	(1,774,070)	96,395

Net earnings (loss) applicable to common stock	$(806,882)	$1,261,818	$(347,882)	$246,048

Shares:
Weighted average common shares outstanding	5,118,778	5,118,778	5,118,778	5,109,818

Basic earnings (loss) per share:
Continuing operations	$(0.23)	$0.23	$0.28	$0.03
Discontinued operations	0.07	0.02	(0.35)	0.02

Net earnings (loss)	$(0.16)	$0.25	$(0.07)	$0.05

Diluted:
Earnings (loss) from continuing operations	$(1,178,167)	$1,135,448	$1,426,188	$149,653
Earnings (loss) from discontinued operations	371,285	126,370	(1,774,070)	96,395

Net earnings (loss) applicable to common stock	(806,882)	1,261,818	(347,882)	246,048
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted earnings (loss) per share	$(806,882)	$1,261,818	$(347,882)	$246,048

Shares:
Weighted average common shares outstanding	5,118,778	5,118,778	5,118,778	5,109,818
Effect of dilutive securities (options)	—	64,211	—	75,499
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,118,778	5,182,989	5,118,778	5,185,317

Diluted earnings (loss) per share:
Continuing operations	$(0.23)	$0.22	$0.28	$0.03
Discontinued operations	0.07	0.02	(0.35)	0.02

Net earnings (loss)	$(0.16)	$0.24	$(0.07)	$0.05

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

	12 Weeks Ended		28 Weeks Ended

	July 13,	July 14,	July 13,	July 14,
	2003	2002	2003	2002

Revenues:
Hotel operations	$2,710	$2,221	$5,402	$4,551
Franchising, reservation and management services	2,001	1,877	4,295	3,942
Construction and development	5,420	1,037	8,490	6,575
Elimination of intersegment revenue	(275)	(889)	(824)	(3,534)

Total revenues	$9,856	$4,246	$17,363	$11,534

Operating loss:
Hotel operations	$309	$995	$1,341	$2,036
Franchising, reservation and management services	(1016)	(8,257)	(3,195)	(10,069)
Construction and development	(303)	(1,058)	(798)	(1,055)

Total operating loss	$(1,010)	$(8,320)	$(2,652)	$(9,088)

Capital expenditures:
Hotel operations	$25	$951	$30	$3,708
Franchising, reservation and management services	528	268	688	618
Construction and development	—	62	—	1,841

Total capital expenditures	$553	$1,281	$718	$6,167

Depreciation and amortization:
Hotel operations	$343	$363	$786	$816
Franchising, reservation and management services	232	217	549	445
Construction and development	10	14	23	32

Total depreciation and amortization	$585	$594	$1,358	$1,293

	As of	As of
	July 13,	December 29,
	2003	2002

Total assets:
Hotel operations	$54,532	$89,433
Franchising, reservation and management services	65,048	69,679
Construction and development	11,338	8,167

Total assets	$130,918	$167,279

CURRENT AND LONG-TERM DEBT

The trust indenture applicable to the Series A and Series B senior subordinated notes originally contained a financial covenant requiring a minimum consolidated net worth of $75.0 million. As of the end of the Company’s 2002 fiscal year-end and as of the end of the Company’s first fiscal quarter of 2003, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allowed the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default was declared, the Company, upon receipt of written notice by certified mail from the trustee, had 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. During the second fiscal quarter of 2003, the Company completed an Exchange Offer and Consent Solicitation (“Exchange Offer”). The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth to $60.0 million, which resulted in the Company being back in compliance at July 13, 2003. Because of the covenant violation at December 29, 2002, and April 20, 2003, the Company had classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments had also been classified as current liabilities as of those dates. As of the end of the Company’s second fiscal quarter of 2003, these debt instruments have been classified to reflect their regularly scheduled maturities without regard to any acceleration due to the non-compliance of a financial covenant.

During the first two quarters of 2003, the Company paid off all of its bank credit facilities in the amount of $22.2 million and repurchased $5.1 million of its outstanding debt securities, realizing a gain on early extinguishment of debt in the amount of $816,000.

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company’s pro forma net earnings (loss) would not be materially different than reported net earnings (loss) in the first two quarters of 2003 or 2002 under the fair value method.

RELATED PARTY TRANSACTION

The chairman and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due on February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003.

The chairman and chief executive officer is personally involved in various real estate development activities. The Company’s wholly-owned construction and development subsidiary has from time to time provided services in connection with these activities. Revenues earned by the Company from these projects were $4,406,535 and $7,351,158 in the second quarter and first two quarters of 2003, respectively, and $118,318 and $128,449 in the second quarter and first two quarters of 2002, respectively.

SUBSEQUENT EVENTS

On July 31, 2003, the Company extended a tender offer to purchase for cash up to $7.0 million of its outstanding 7.50% convertible subordinated debentures due in 2004 at a price of $730 per $1,000 principal amount. The offer expires at 12:00 midnight, New York City time, on August 27, 2003, unless extended by the Company.

On August 13, 2003, the Company completed a previously negotiated private transaction to purchase 125,500 shares of its common stock at a cost of $452,000.

ShoLodge, Inc. and Subsidiaries

Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

     The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of July 13, 2003, the Shoney’s Inn lodging system consists of 26 Shoney’s Inns containing 2,654 rooms, none of which are owned and operated by the Company. Shoney’s Inns are currently located in nine states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

     On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which as of July 13, 2003, consisted of 82 properties containing 6,297 rooms open and operating in 25 states, including seven states in which Shoney’s Inns operate. As of July 13, 2003 the Company owned and operated one GuestHouse property. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 185 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

     The Company plans to convert the name of the Shoney’s Inn chain to the GuestHouse brand as soon as practical. As of July 13, 2003, 29 of the GuestHouse Inns & Suites of the 82 noted above, which contain 2,716 rooms, had been converted from Shoney’s Inns to the GuestHouse brand during the past year.

     As of July 13, 2003 the Company also owned and operated five AmeriSuites hotels.

     The Company’s operations have been supplemented by contract revenues from construction and development of hotels for third parties, and from residential development projects for entities in which the Company’s chairman and chief executive officer has an interest. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion basis.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 13, 2003 and July 14, 2002 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 13, 2003 and July 14, 2002

     Total operating revenues for the quarter ended July 13, 2003, were $9.9 million, or $5.6 million more than the total operating revenues of $4.2 million reported for the second quarter of 2002. Total operating revenues for the fiscal year-to-date period ended July 13, 2003, were $17.4 million, or $5.8 million more than the total operating revenues of $11.5 million reported for the first two fiscal quarters of 2002. The net increases were due to increases in hotel, franchising and reservation revenues, and construction and development revenues, partially offset by decreases in rent income.

     Revenues from hotel operations in the second fiscal quarter increased by $1.3 million, or 110.4%, to $2.5 million from the $1.2 million reported for the same period last year. For the one hotel opened for all of both quarterly periods, a decrease of 7.4% in average daily room rates, from $58.13 in the second quarter of 2002 to $53.80 in the second quarter of 2003, and a decrease in average occupancy rates on this hotel from 72.2% to 68.5% this year, were the primary causes of a decrease in same hotel revenues of 11.5% from $348,000 in the second quarter of 2002 to $308,000 in the second quarter of 2003. The Company owns and operates five AmeriSuites hotels, two of which were acquired in the first quarter of 2002 in an exchange transaction, and three of which the Company began operating in the first quarter of 2003 upon the abandonment of an operating lease by the lessee. The Company owned and operated a total of six hotels included in continuing operations at the end of its second fiscal quarter of 2003 (one GuestHouse Inn & Suites and the five AmeriSuites hotels). RevPAR (revenue per available room) for all six of these Company-owned hotels increased by 1.8% from $41.10 in the second quarter of 2002 to $41.83 in the second quarter of 2003.

     Revenues from hotel operations in the first two fiscal quarters increased by $2.0 million, or 90.8%, to $4.2 million from the $2.2 million reported for the same period last year. For the one hotel opened for all of both year-to-date periods, a decrease of 6.8% in average daily room rates, from $54.53 in the first two quarters of 2002 to $50.84 in the first two quarters of 2003, and a decrease in average occupancy rates on this hotel from 65.6% to 64.0% this year, were the primary causes of a decrease in same hotel revenues of 9.1% from $694,000 in the first two quarters of 2002 to $631,000 in the first two quarters of 2003. For the Company’s six hotels included in continuing operations at the end of its second fiscal quarter of 2003 (the one GuestHouse Inn & Suites and the five AmeriSuites hotels), RevPAR decreased by 0.7% from $39.47 in the first two quarters of 2002 to $39.19 in the first two quarters of 2003.

     The Company sold one Shoney’s Inn in June of 2002, sold a Baymont Inn & Suites in December of 2002, and transferred two Shoney’s Inns and three GuestHouse Inns & Suites in December of 2002. The revenues of these seven hotels sold or transferred in 2002 are reflected in discontinued operations. During the first quarter of 2003, the Company decided to sell five additional hotels (one Shoney’s Inn and four GuestHouse Inns & Suites). The revenues of these five hotels are also reflected in discontinued operations. In the second quarter of this year, the Company acquired the first mortgage on a Hilton Garden Inn and foreclosed on the mortgage, acquiring the hotel at a foreclosure sale, and will operate the hotel until a purchaser is found and it is resold. This is the hotel that was constructed by the Company for the original owner, and which the Company received an arbitration award for the approximate amount owed. The owner did not pay the amount of the arbitration award and the Company wrote off the approximately $2.0 million construction account receivable in the fourth quarter of 2002. The Company expects to resell the hotel and recover its investment and possibly a portion of the 2002 write-off in 2003. Consequently, this hotel is also included in discontinued operations since it is held for sale at the end of the second quarter.

     Franchising, reservation and management service revenues increased by $278,000, or 18.1%, in the second quarter of 2003 from the second quarter of 2002. Initial and termination franchise fees increased by $109,000, royalty fees decreased by $31,000, reservation fees increased by $210,000, and management fees decreased by $10,000 from the second quarter of last year. Franchising, reservation and management service revenues increased by $673,000, or 20.9%, in the first two quarters of 2003 from the first two quarters of 2002. Initial and termination franchise fees increased by $122,000, royalty fees increased by $168,000, reservation fees increased by $392,000, and management fees decreased by $10,000 from the first two quarters of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of July 13, 2003, a total of 819 lodging facilities were served by the Company’s reservation center.

     Revenues from construction and development activities were $5.4 million in the second quarter of 2003 and $8.3 million in the first two quarters of 2003, versus $649,000 in the second quarter of 2002 and $4.2 million in the first two quarters of 2002. These revenues include $4.4 million and $7.4 million in the second quarter of 2003 and in the first two quarters of 2003, respectively; and $118,000 and $128,000 in the second quarter of 2002 and in the first two quarters of 2002, respectively, earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first two quarters of both 2003 and 2002.

     Rent income in the second quarter of 2003 decreased by $794,000, to $28,000, from $822,000, in the second quarter of 2002, and in the first two quarters of 2003 decreased by $1.0 million, to $846,000, from $1.9 million, in the first two quarters of

2002. The primary source of rent income is from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. (“Prime”) until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. On June 13, 2003, the Company filed a lawsuit against Prime for an amount in excess of $10.0 million for its violation of the lease agreement. The decrease in the first two quarters’ rent income was due to the abandonment of the lease by Prime and the sale of some restaurants to the lessees. Rent income in the future is not expected to be material.

     Operating expenses from hotel operations of the six Company-owned hotels included in continuing operations for the second quarter of 2003 increased by $1.2 million, or 172.7%, from $707,000 in the second quarter of 2002. The increase was due primarily to the number of hotels operated during the quarter, which increased from three in the second quarter of 2002 to six in the second quarter of 2003. The operating expenses as a percentage of operating revenues for this activity increased from 58.3% in the second quarter of 2002 to 75.6% in the second quarter of 2003, decreasing gross operating profit margin from 41.7% in the second quarter of 2002 to 24.4% in the second quarter of 2003. Operating expenses from hotel operations of the six Company-owned hotels included in continuing operations for the first two quarters of 2003 increased by $1.6 million, or 115.8%, from $1.4 million in the first two quarters of 2002, again, due to the increase in the number of hotels from the comparable period last year. The operating expenses as a percentage of operating revenues for this activity increased from 63.3% in the first two quarters of 2002 to 71.6% in the first two quarters of 2003, decreasing gross operating profit margin from 36.7% in the first two quarters of 2002 to 28.4% in the first two quarters of 2003. Gross operating profit margins were negatively affected by increased insurance costs, reservation and royalty fees on the additional AmeriSuites hotels operated, and complimentary food and beverage costs.

     Franchising, reservation and management service operating expenses increased by $596,000, or 67.2%, from the second quarter of 2002 to the second quarter of 2003, and by $1.2 million, or 64.3%, from the first two quarters of 2002 to the first two quarters of 2003. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the first quarter of 2002, and to expenses related to the franchising of GuestHouse Inns & Suites, the franchising rights of which were not acquired until the second quarter of 2002.

     Construction and development costs in the second quarter of 2003 and 2002 were $5.7 million and $1.7 million, respectively, on construction contracts in progress during those quarters. Construction and development costs in the first two quarters of 2003 and 2002 were $9.1 million and $5.2 million, respectively, on construction contracts in progress during those year-to-date periods.

     Rent expense decreased by $19,000 in the second quarter of this year from last year’s second quarter, and decreased by $28,000 in the first two quarters of this year from last year’s first two quarters. The Company leased only one hotel property in both years.

     General and administrative expenses in the second quarter of 2003 decreased by $821,000, or 47.8%, from the second quarter of 2002; and for the first two quarters of 2003 decreased by $756,000, or 20.5%, from the first two quarters of 2002. The decreases were due primarily to reductions in personnel expenses.

     Depreciation and amortization expense decreased by $10,000, or 1.7%, from the second quarter of 2002, and for the first two quarters increased by $65,000, or 5.0%, from the first two quarters of 2002, and was due primarily to the variance in the weighted average number of hotels owned in the first two quarters of 2003 over the first two quarters of 2002.

     In the first two quarters of 2003, the Company wrote off $6,000 of pre-development costs and $197,000 of construction contracts and trade accounts receivable deemed to be of doubtful collectibility; however, in the second quarter of 2003, the Company recovered a net $14,000 on notes receivable written down in the fourth quarter of 2002. In the second quarter of 2002, the Company wrote off $6.8 million of goodwill, franchise and trademark costs related to the Shoney’s and Sumner Suites hotel brands.

     The gain of $597,000 recognized on sale of property in the first two quarters of 2003 was primarily from the sale of a restaurant in the first quarter of 2003 to the lessee and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $3.4 million of its 7.50% convertible subordinated debentures in the second quarter of 2003 at a discount, and also repurchased $200,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $533,000 on these transactions in the second quarter of 2003. In the second quarter of 2002, the Company repurchased $130,000 of its 7.50% convertible subordinated debentures at a discount, recognizing a gain of $32,000. The Company repurchased $4.1 million of its 7.50% convertible subordinated debentures in the first two quarters of 2003 at a discount, and also repurchased $200,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $816,000 on these transactions in the first two quarters of 2003. Additionally, in the second quarter of 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its previously repurchased senior subordinated notes for $7.5 million of its outstanding 7.50% convertible subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the consolidated statements of earnings as extraordinary items. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense decreased by $297,000, or 13.8%, while interest income decreased by $921,000, or 72.4%, from the second quarter of 2002. For the first two quarters of 2003, interest expense increased by $92,000, or 2.0%, while interest income decreased by $1.7 million, or 56.9%, from the first two quarters of 2002. The increase in interest expense was due primarily to the increased amortization of deferred financing costs on one of the Company’s bank credit facilities in the first two quarters of 2003 due primarily to loan agreement amendment fees charged to the Company in December of 2002 and April of 2003. Interest income decreased due to decreases in the interest rates charged on notes receivable due to the general decline in interest rates and the interest rate terms of those notes, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

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

     A zero effective tax rate for the 28 weeks ended July 13, 2003 is due to the utilization of net operating loss carryforwards that had previously been fully reserved; however, the estimated income tax receivable was increased by $890,000 by a reduction of the previously provided reserve in the second quarter of 2003 based upon tax return work completed during the quarter, resulting in an increase of $890,000 in the estimated refunds due. The effective tax rate in the first two quarters of 2002 differs from the federal and state statutory rates as a result of interest on deferred gains.

     Discontinued operations resulted from the sale of one hotel in the second quarter of 2002, the sale of one and transfer of five hotels in the fourth quarter of 2002, the reclassification of five hotels to assets of hotels held for sale in the first quarter of 2003, and the acquisition of one hotel in the second quarter of 2003 with the intention to resell it. The effects of these hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $9.8 million in the first two quarters of 2003, compared with $7.5 million used in operating activities in the first two quarters of 2002.

     The Company’s cash flows provided by investing activities were $44.3 million in the first two quarters of 2003, compared with cash flows used in investing activities of $2.9 million for the comparable period in 2002. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $718,000 in the first two quarters of 2003 and $6.2 million in the first two quarters of 2002. Proceeds from the sale of property and leasehold interests were $17.0 million in the first two quarters of 2003 versus $1.9 million for the comparable period in 2002. The Company received $34.5 million from the collection of notes receivable in the first two quarters of 2003. The Company purchased a first mortgage on a hotel and foreclosed on the mortgage in the first two quarters of 2003, with the intent to resell the property, resulting in a disbursement of $6.8 million for this hotel currently held for sale.

     Net cash used in financing activities was $28.2 million in the first two quarters of 2003 compared with $8.4 million provided by financing activities in the first two quarters of 2002. Repayments, net of borrowings, on long-term debt obligations were $28.7 million in the first two quarters of 2003 versus $9.1 million borrowings in excess of repayments in the first two quarters of 2002. Funds for the 2003 debt repayments were provided by the proceeds from the sale of property and leasehold interests, and the collection of notes receivable, discussed above. Borrowings in the first two quarters of 2002 include the re-issuance at a discount from face value (in a negotiated transaction) of $8.2 million of long-term debt previously repurchased in the open market or in privately negotiated transactions. The repayments in the first two quarters of 2003 and the first two quarters of 2002 include $5.0 million and $8.5 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first two quarters of 2002, the Company repurchased 25,000 shares of its common stock for $148,000 pursuant to a plan to repurchase up to $23.0 million of the Company’s outstanding common stock.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the underlying real property collateral securing the pledged notes and of the real property collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of July 13, 2003, the Company had no borrowings outstanding under this credit facility.

     The Company also has a loan secured by its corporate aircraft with a balance of $5.5 million as of July 13, 2003. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

     The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $12.5 million mature in May of 2004. The Company currently has a tender offer outstanding to purchase up to $7.0 million of these debentures at a price of 73% of face value. Its outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $25.5 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $18.7 million mature in September of 2007.

     Under the terms of the trust indenture governing the senior subordinated notes issued in 1996 and 1997, the Company was obligated to redeem at par up to 5% annually of the notes issued under the indenture beginning December 1, 1999. On December 1, 2002, approximately $3.2 million of these notes were redeemed under this provision. A modification of the trust indenture in the second quarter of 2003 eliminated this redemption obligation for all future periods.

     The trust indenture applicable to the Series A and Series B senior subordinated notes originally contained a financial covenant requiring a minimum consolidated net worth of $75.0 million. The Company was not in compliance with this financial covenant at the end of its 2002 fiscal year. The Company completed an Exchange Offer and Consent Solicitation (“Exchange Offer”) during the second quarter of 2003. The terms of the Exchange Offer contain, among other changes, a modification of the financial covenants reducing the minimum consolidated net worth to $60.0 million, resulting in the Company’s compliance with this covenant as of July 13, 2003.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the second fiscal quarter of 2003, approximately 3.6 million shares had been repurchased at a cost of $20.5 million. An additional 125,500 shares were repurchased in August 2003 at a cost of $452,000.

     The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. The Exchange Offer completed in the second quarter of 2003 allows the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, proceeds from the sale of properties, the collection of notes receivable, net cash provided by operations, and borrowings under existing credit facilities or mortgage debt, will be sufficient to fund its capital expenditures, stock repurchase plan, debt repayments and operations for at least the next twelve months.

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the second fiscal quarter ended July 13, 2003.

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

Critical Accounting Policies

     Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our annual report on Form 10-K we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

PART I

Item 4. Controls and Procedures

(a)	As of July 13, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1.	No material developments occurred during the second quarter ended July 13, 2003 with respect to any pending litigation.

Item 4.	Submission of Matters to a vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 23, 2003, 5,118,778 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following directors:

	Vote Cast

Name of Nominee	For	Withheld

Leon Moore	5,073,857	19,487
David M. Resha	5,075,411	17,933

The names of the directors whose terms of office as directors continued after the annual meeting of shareholders are: Helen L. Moskovitz, Earl H. Sadler, Bob Marlowe and Richard L. Johnson.

Item 6.	Exhibits and Reports on Form 8-K

6(a) Exhibits —

Exhibit 31.1 — Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

6(b) Reports on Form 8-K

A Form 8-K was filed on July 2, 2003 containing a copy of the Company’s press release announcing the successful completion of the Company’s exchange offer and consent solicitation relating to the Company’s Series A Senior Subordinated Notes due November 2006, and the Company’s Series B Senior Subordinated Notes due September 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: August 25, 2003	/s/ Leon Moore

Leon Moore Chief Executive Officer, Principal Executive Officer, Director

Date: August 25, 2003	/s/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer, Director