Form 10-Q
period 2003-10-05
SHOLODGE INC
filed 2003-11-19
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Third Quarter Ended October 5, 2003	Commission File No. 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive North, Hendersonville, Tennessee	37075
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

As of November 19, 2003, there were 4,993,278 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 5,
	2003	December 29,
	(unaudited)	2002(1)

Assets
Current assets:
Cash and cash equivalents	$12,027,747	$1,534,942
Restricted cash	—	100,000
Accounts receivable:
Accounts receivable-trade, net	2,627,274	1,944,357
Construction contracts	418,459	136,865
Construction contracts due from related parties	15,351,303	5,671,892
Costs and estimated earnings in excess of billings on construction contracts	459,297	—
Income taxes receivable	848,110	9,900,782
Prepaid expenses	603,536	319,595
Notes receivable, net	8,868,810	44,823,055
Assets of hotels transferred under contractual agreements (notes receivable)	4,880,000	11,571,564
Assets of hotels held for sale	8,833,475	13,693,554
Other current assets	73,248	77,677

Total current assets	54,991,259	89,774,283
Notes receivable, net	4,333,580	7,065,318
Property and equipment	60,442,805	62,519,339
Less accumulated depreciation and amortization	(9,895,644)	(10,498,027)

	50,547,161	52,021,312
Land under development or held for sale	10,753,330	14,114,353
Deferred charges, net	1,131,199	1,790,320
Goodwill	765,711	765,711
Trademark, franchise costs and reservation rights, net	531,056	703,366
Other assets	2,034,945	1,044,495

	$125,088,241	$167,279,158

(1)	Derived from fiscal year ended December 29, 2002 audited consolidated financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 5,
	2003	December 29,
	(unaudited)	2002(1)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$5,027,537	$10,623,527
Taxes payable other than on income	414,858	609,259
Current portion of long-term debt	16,195,925	67,548,511

Total current liabilities	21,638,320	78,781,297
Long-term debt, less current portion	41,814,991	24,381,276
Deferred credits	155,188	2,314,922
Minority interests in equity of consolidated subsidiaries and partnerships	708,861	607,493

Total liabilities	64,317,360	106,084,988
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized; 4,993,278 and 5,118,778 shares issued and outstanding as of October 5, 2003 and December 29, 2002, respectively)	1,000	1,000
Additional paid-in capital	23,127,821	23,579,621
Retained earnings	38,119,883	38,753,965
Notes receivable from officer, net of discount of $115,926 and $140,833, as of October 5, 2003 and December 29, 2002, respectively	(477,823)	(1,140,416)

Total shareholders’ equity	60,770,881	61,194,170

	$125,088,241	$167,279,158

(1)	Derived from fiscal year ended December 29, 2002 audited consolidated financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	12 weeks ended		40 weeks ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Revenues:
Hotel	$2,498,044	$1,242,717	$6,686,057	$3,438,045
Franchising, reservation and management	2,098,726	1,478,344	5,994,187	4,701,111
Construction and development-related parties	7,309,758	2,865,554	14,660,916	2,994,003
Construction and development-other	628,241	69,076	1,622,925	4,120,688
Rent income	27,193	772,412	872,865	2,642,076
Other income	23,319	(25,470)	111,319	40,805

Total revenues	12,585,281	6,402,633	29,948,269	17,936,728
Cost and expenses:
Hotel	1,915,829	817,065	4,915,094	2,206,717
Franchising, reservation and management	1,502,294	1,159,087	4,663,455	3,082,636
Construction and development	5,743,837	3,052,646	14,845,505	8,270,784
Rent expense, net	131,035	161,507	412,279	470,990
General and administrative	1,049,657	1,518,017	3,973,989	5,198,008
Depreciation and amortization	505,096	578,059	1,862,993	1,871,103
Write-off of pre-development costs	—	—	5,993	—
Write-off of construction contracts receivable	—	—	21,475	—
Write-off of accounts receivable - trade	15,869	—	191,516	—
Write-off of goodwill	—	—	—	2,387,100
Write-off of franchise and trademark costs	—	—	—	4,421,535
Write-down of notes receivable	880,568	—	866,543	—

Total cost and expenses	11,744,185	7,286,381	31,758,842	27,908,873

Operating profit (loss)	841,096	(883,748)	(1,810,573)	(9,972,145)
Gain on sale of property and leasehold interests	380,407	449,532	977,786	413,544
Gain on sale of available-for-sale securities	—	314,998	—	314,998
Gain on early extinguishments of debt	295,785	101,460	1,112,205	2,605,218
Interest expense	(1,612,972)	(2,159,352)	(6,362,272)	(6,816,697)
Interest income	296,294	1,211,227	1,587,827	4,210,114
Lease abandonment income	—	—	5,329,504	—
Arbitration award	—	—	—	8,900,000

Earnings (loss) from continuing operations before income taxes and minority interests	200,610	(965,883)	834,477	(344,968)
Income tax (expense) benefit	—	(165,000)	890,000	(610,000)
Minority interests in earnings of consolidated subsidiaries and partnerships	(3,689)	(12,009)	(101,368)	(38,271)

Earnings (loss) from continuing operations	196,921	(1,142,892)	1,623,109	(993,239)
Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax effect	(20,650)	(348,185)	(415,251)	(462,265)
(Loss) gain on disposal and transfer of discontinued operations, net of income tax effect	(462,471)	(5,403)	(1,841,940)	205,072

Net loss	$(286,200)	$(1,496,480)	$(634,082)	$(1,250,432)

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.04	$(0.22)	$0.32	$(0.19)
Discontinued operations:
Operations of hotels disposed of and transferred	(0.01)	$(0.07)	$(0.08)	(0.09)
(Loss) gain on disposal and transfer of discontinued operations	(0.09)	$(0.00)	$(0.36)	0.04

Net loss	$(0.06)	$(0.29)	$(0.12)	$(0.24)

Diluted:
Continuing operations	$0.04	$(0.22)	$0.32	$(0.19)
Discontinued operations:
Operations of hotels disposed of and transferred	(0.01)	$(0.07)	(0.08)	(0.09)
(Loss) gain on disposal and transfer of discontinued operations	(0.09)	$(0.00)	(0.36)	0.04

Net loss	$(0.06)	$(0.29)	$(0.12)	$(0.24)

Weighted average common shares outstanding:
Basic	5,038,099	5,118,778	5,094,574	5,112,506

Diluted	5,038,099	5,118,778	5,094,574	5,112,506

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	40 weeks ended

	October 5,	October 6,
	2003	2002

Cash flows from operating activities
Net loss	$(634,082)	$(1,250,412)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	2,257,191	257,193
Depreciation and amortization	1,862,993	1,871,103
Write-off of pre-development costs	5,993	—
Write-off of construction contracts receivable	21,475	—
Write-off of accounts receivable - trade	191,516	—
Write-off of goodwill and other intangible assets	—	6,808,635
Write-off of notes receivable	866,543	—
Amortization of deferred charges recorded as interest expense	604,782	462,757
Accretion of debt recorded as interest expense	504,630	201,852
Recognition of previously deferred gains	(61,186)	(178,175)
Gain on sale of property and leasehold interests	(977,786)	(413,544)
Gain on sale of available-for-sale securities	—	(314,998)
Gain on early extinguishments of debt	(1,112,205)	(2,605,218)
Lease abandonment income	(5,329,504)	—
Minority interests in earnings of consolidated subsidiaries and partnerships	101,368	38,271
Changes in assets and liabilities:
Accounts receivable - trade	(874,433)	(629,043)
Construction contracts receivable	(303,069)	1,075,249
Construction contracts receivable due from related parties	(9,679,411)	(2,985,864)
Costs and estimated earnings in excess of billings on construction contracts	(459,297)	2,662,183
Income and other taxes receivable and payable	8,858,271	(1,525,992)
Prepaid expenses	(283,941)	(296,020)
Accounts payable and accrued expenses	(2,252,634)	(5,295,184)
Other	(904,858)	167,791

Net cash used in operating activities	(7,597,644)	(1,949,416)
Cash flow from investing activities
Restricted cash	100,000	1,758,364
Payments received (advances made) on notes receivable	34,432,844	(58,170)
Capital expenditures	(787,676)	(6,885,132)
Purchase of assets of hotel held for sale	(6,913,475)	—
Proceeds from sale of land and leasehold interests	4,478,393	2,794,998
Proceeds from sale of available-for-sale securities	—	428,415
Proceeds from lease abandonment	415,668	—
Proceeds from sale of assets of hotels transferred	19,433,449	—
Acquistion	(20,000)	—

Net cash provided by (used in) investing activities	51,139,203	(1,961,525)
Cash flow from financing activities
Repayments of notes receivable from officer	687,500	—
Deferred loan costs	(225,623)	(795,146)
Proceeds from long-term debt	6,726,904	23,970,000
Payments on long-term debt	(39,785,735)	(20,967,453)
Exercise of stock options	—	208,125
Purchase of treasury stock	(451,800)	(148,010)

Net cash (used in) provided by financing activities	(33,048,754)	2,267,516

Net increase (decrease) in cash and cash equivalents	10,492,805	(1,643,425)
Cash and cash equivalents - beginning of period	1,534,942	2,704,161

Cash and cash equivalents - end of period	$12,027,747	$1,060,736

See accompanying notes.

SHOLODGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In Management’s opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended December 29, 2002.

The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company’s fiscal quarters have 16, 12, 12, and 12 weeks in the first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 5, 2003 and October 6, 2002 are not necessarily indicative of the operating results for the entire year.

EXCHANGE OF PROPERTIES

The Company opened a new AmeriSuites hotel in October 2001 and another in February 2002. In accordance with the July 2000 agreement in which the Company sold its operating interests in 27 AmeriSuites hotels, the Company was obligated to exchange either one or both of the AmeriSuites hotels with the purchaser, at its landlord’s option, for one or two specific existing hotels of the same brand and number of rooms previously operated by the Company prior to July 2000. The exchange option was exercised on both hotels, and the exchanges were completed in the first quarter of 2002. The exchanges were accounted for as acquisitions of businesses, and the hotels received in the exchanges were recorded at their fair value in the first quarter of 2002.

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

The six hotels reclassified to assets of hotels held for sale in the first and second quarters of 2003 was based upon the Company’s decision to sell the six hotels to cash purchasers as part of a plan to divest all of the remaining Company-owned hotels other than its AmeriSuites hotels and one GuestHouse Inn which is leased. Subsequent to the decision in late January of 2003, contracts for the sale of five of the hotels were executed by the end of the Company’s first fiscal quarter and the sales of four of these five hotels were consummated by the end of its second fiscal quarter of 2003. Based upon these sales contracts as of the end of the first quarter of 2003, three of the five hotels were expected to sell, net of sales commissions, for $1,768,559 less than their carrying values. Accordingly, the carrying values of these three hotels, including the one hotel not sold as of the end of the second quarter, were written down by this impairment amount in the first quarter of 2003. The actual sales of the four hotels resulted in a gain of $391,000 in the second quarter of 2003. At October 5, 2003, two hotels remain whose assets are held for sale. Based upon a contract to sell one of these two hotels in the fourth quarter, the carrying value of this hotel was written down for an additional $405,000 impairment in the third quarter. This hotel was sold on November 7, 2003 for its approximate carrying value.

Of the five hotels transferred under contractual agreements in the fourth quarter of 2002, three of the properties were sold during the first two quarters of 2003, leaving two properties transferred at October 5, 2003. No material gains or losses resulted from the sale of the three transferred properties.

The effects of these thirteen hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings for the first three quarters of 2003 and 2002 in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following table summarizes the results of operations for the thirteen properties sold, transferred, or classified as held for sale (amounts in thousands):

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Revenues:
Hotel	$782	$2,283	$2,531	$8,572

Total revenues	782	2,283	2,531	8,572
Cost and expenses:
Hotel	787	2,341	2,791	7,558
General and administrative	(4)	30	29	86
Depreciation and amortization	19	438	94	1,614

Total cost and expenses	802	2,809	2,914	9,258

Operating loss	(20)	(526)	(383)	(686)
Interest expense	—	(25)	(24)	(85)
Interest income	(1)	(11)	(8)	25

Loss before income taxes	(21)	(562)	(415)	(746)
Income tax benefit	—	214	—	284

Operations of hotels disposed of, transferred and held for sale, net of income tax effect	$(21)	$(348)	$(415)	$(462)

The assets and liabilities of the properties transferred and held for sale presented in the accompanying consolidated balance sheets are as follows (dollars in thousands):

	October 5,	December 29,
	2003	2002

Assets of hotels transferred:
Number of properties	2	5

Other current assets	$16	$43
Property and equipment, net	4,835	11,439
Other assets	29	90

Total assets	$4,880	$11,572

	October 5,	December 29,
	2003	2002

Assets of hotels held for sale:
Number of properties	2	5

Other current assets	$10	$44
Property and equipment, net	8,803	13,564
Other assets	20	86

Total assets	$8,833	$13,694

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The following table reconciles earnings (loss) and weighted average shares used in the earnings (loss) per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 5, 2003, and October 6, 2002:

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Basic:
Earnings (loss) from continuing operations	$196,921	$(1,142,892)	$1,623,109	$(993,239)
Earnings (loss) from discontinued operations	(483,121)	(353,588)	(2,257,191)	(257,193)

Net earnings (loss) applicable to common stock	$(286,200)	$(1,496,480)	$(634,082)	$(1,250,432)

Shares:
Weighted average common shares outstanding	5,038,099	5,118,778	5,094,574	5,112,506

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.22)	$0.32	$(0.19)
Discontinued operations	(0.10)	(0.07)	(0.44)	(0.05)

Net earnings (loss)	$(0.06)	$(0.29)	$(0.12)	$(0.24)

Diluted:
Earnings (loss) from continuing operations	$196,921	$(1,142,892)	$1,623,109	$(993,239)
Earnings (loss) from discontinued operations	(483,121)	(353,588)	(2,257,191)	(257,193)

Net earnings (loss) applicable to common stock	(286,200)	(1,496,480)	(634,082)	(1,250,432)
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted earnings (loss) per share	$(286,200)	$(1,496,480)	$(634,082)	$(1,250,432)

Shares:
Weighted average common shares outstanding	5,038,099	5,118,778	5,094,574	5,112,506
Effect of dilutive securities (options)	—	—	—	—
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,038,099	5,118,778	5,094,574	5,112,506

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.22)	$0.32	$(0.19)
Discontinued operations	(0.10)	(0.07)	(0.44)	(0.05)

Net earnings (loss)	$(0.06)	$(0.29)	$(0.12)	$(0.24)

OPERATING SEGMENT INFORMATION

The Company’s significant operating segments are hotel operations, franchising, reservation and management services, and construction and development. None of the Company’s segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company’s operations by segment follows (in thousands of dollars):

	12 Weeks Ended		40 Weeks Ended

	October 5,	October 6,	October 5,	October 6,
	2003	2002	2003	2002

Revenues:
Hotel operations	$2,641	$2,122	$8,043	$6,673
Franchising, reservation and management services	2,263	1,773	6,558	5,715
Construction and development	7,984	3,067	16,474	9,642
Elimination of intersegment revenue	(303)	(559)	(1,127)	(4,093)

Total revenues	$12,585	$6,403	$29,948	$17,937

Operating profit (loss):
Hotel operations	$330	$796	$1,671	$2,832
Franchising, reservation and management services	(1,667)	(1,578)	(4,862)	(11,647)
Construction and development	2,178	(102)	1,380	(1,157)

Total operating profit (loss)	$841	$(884)	$(1,811)	$(9,972)

Capital expenditures:
Hotel operations	$12	$488	$41	$4,196
Franchising, reservation and management services	58	205	747	822
Construction and development	—	26	—	1,867

Total capital expenditures	$70	$719	$788	$6,885

Depreciation and amortization:
Hotel operations	$257	$344	$1,043	$1,161
Franchising, reservation and management services	238	220	788	665
Construction and development	10	14	32	45

Total depreciation and amortization	$505	$578	$1,863	$1,871

	As of	As of
	October 5,	December 29,
	2003	2002

Total assets:
Hotel operations	$53,901	$89,433
Franchising, reservation and management services	54,662	69,679
Construction and development	16,525	8,167

Total assets	$125,088	$167,279

CURRENT AND LONG-TERM DEBT

The trust indenture applicable to the Series A and Series B senior subordinated notes originally contained a financial covenant requiring a minimum consolidated net worth of $75.0 million. As of the end of the Company’s 2002 fiscal year-end and as of the end of the Company’s first fiscal quarter of 2003, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allowed the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default was declared, the Company, upon receipt of written notice by certified mail from the trustee, had 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. During the second fiscal quarter of 2003, the Company completed an Exchange Offer and Consent Solicitation (“Exchange Offer”). The terms of the Exchange Offer contain a modification of the financial covenants reducing the minimum consolidated net worth to $60.0 million, which resulted in the Company being back in compliance at the end of the second fiscal quarter of 2003. Because of the covenant violation at December 29, 2002, and April 20, 2003, the Company had classified all of the Series A and Series B senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s convertible subordinated debentures and a loan secured by the Company’s aircraft, these debt instruments had also been classified as current liabilities as of those dates. As of the end of the Company’s third fiscal quarter of 2003, these debt instruments have been classified to reflect their regularly scheduled maturities without regard to any acceleration due to the non-compliance of a financial covenant.

During the first three quarters of 2003, the Company paid off all of its bank credit facilities in the amount of $22.2 million and repurchased $7.1 million of its outstanding debt securities, realizing a gain on early extinguishment of debt in the amount of $1.3 million. The Company also paid off a $2.8 million industrial revenue bond issue in the third quarter of 2003, realizing a loss on early extinguishment of debt in the amount of $176,000.

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company’s pro forma net loss would not be materially different than reported net loss in the twelve weeks and forty weeks ended October 5, 2003 and October 6, 2002 under the fair value method.

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

Revenues earned by the Company from these projects were $7,309,758 and $14,660,916 in the twelve weeks and forty weeks ended October 5, 2003, respectively, and $2,865,554 and $2,994,003 in the twelve weeks and forty weeks ended October 6, 2002, respectively.

SUBSEQUENT EVENTS

On October 6, 2003, the Company commenced a cash tender to purchase up to $10,000,000 aggregate principal amount of its outstanding Senior Subordinated Notes, Series A, A-1, B and B-1 at a cash price of $850 per $1,000 principal amount, with the offer expiring on October 31, 2003, unless extended or earlier terminated. The Company received and accepted tenders for $5,293,000 in principal amount of the notes.

In the fourth fiscal quarter, the Company terminated its $30,000,000 credit facility with a financial institution since it no longer served to benefit the Company. No borrowings have been outstanding under this credit facility since June of this year.

On November 18, 2003, the Company commenced a cash tender to purchase up to $6,000,000 aggregate principal amount of its outstanding 7.50% Convertible Subordinated Debentures, Due 2004, at a cash price of $640 per $1,000 principal amount, with the offer expiring on December 19, 2003, unless extended or earlier terminated.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto appearing elsewhere in this quarterly report.

     The Company is an operator and the exclusive franchisor of Shoney’s Inns. As of October 5, 2003, the Shoney’s Inn lodging system consists of 23 Shoney’s Inns containing 2,360 rooms, none of which are owned and operated by the Company. Shoney’s Inns are currently located in nine states with a concentration in the Southeast. Shoney’s Inns operate in the upper economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $40 and $65 per night. The typical Shoney’s Inn includes 60 to 120 rooms and, in most cases, meeting rooms.

     On May 2, 2002, the Company became the exclusive franchisor of GuestHouse Inns & Suites, which as of October 5, 2003, consisted of 78 properties containing 5,981 rooms open and operating in 20 states, including seven states in which Shoney’s Inns operate. As of October 5, 2003 the Company owned and operated one GuestHouse property. GuestHouse Inns & Suites operate in the mid-market limited service segment, with rooms typically priced between $50 and $70 per night. The properties range in size from 21 to 185 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers.

     The Company is in the process of converting the name of the Shoney’s Inn chain to the GuestHouse brand as soon as practical. As of October 5, 2003, 27 of the 78 GuestHouse Inns & Suites noted above, which contain 2,480 rooms, had been converted from Shoney’s Inns to the GuestHouse brand since May of last year.

     As of October 5, 2003 the Company also owned and operated five AmeriSuites hotels.

     The Company’s operations have been supplemented by contract revenues from construction and development of hotels for third parties, and from residential development projects for entities in which the Company’s chairman and chief executive officer has an interest. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are recognized on the percentage of completion and cost-plus bases.

     As of October 5, 2003, the Company owned two hotel properties held for sale. One of these hotels was sold on November 7, 2003, and the other one is expected to be sold in December of this year.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 5, 2003 and October 6, 2002 are not necessarily indicative of the operating results for the entire year.

Results of Operations

     For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 5, 2003 and October 6, 2002

     Total operating revenues for the quarter ended October 5, 2003, were $12.6 million, or $6.2 million more than the total operating revenues of $6.4 million reported for the third quarter of 2002. Total operating revenues for the fiscal year-to-date period ended October 5, 2003, were $29.9 million, or $12.0 million more than the total operating revenues of $17.9 million reported for the first three fiscal quarters of 2002. The net increases were due to increases in hotel, franchising and reservation revenues, and construction and development revenues, partially offset by decreases in rent income.

     Revenues from hotel operations in the third fiscal quarter increased by $1.3 million, or 101.0%, to $2.5 million from the $1.2 million reported for the same period last year. For the three hotels opened for all of both quarterly periods, a decrease of 8.9% in average daily room rates, from $66.51 in the third quarter of 2002 to $60.56 in the third quarter of 2003, and an increase in average occupancy rates on these hotels from 63.9% to 71.3% this year, resulted in an increase in same hotel revenues of 2.3% from $1,243,000 in the third quarter of 2002 to $1,271,000 in the third quarter of 2003. The Company owns and operates five AmeriSuites hotels, two of which were acquired in the first quarter of 2002 in an exchange transaction, and three of which the Company began operating in the first quarter of 2003 upon the abandonment of an operating lease by the lessee. The Company owned and operated a total of six hotels included in continuing operations at the end of its third fiscal quarter of 2003 (one GuestHouse Inn & Suites and the five AmeriSuites hotels). RevPAR (revenue per available room) for all six of these Company-owned hotels decreased by 3.6% from $42.47 in the third quarter of 2002 to $40.95 in the third quarter of 2003.

     Revenues from hotel operations in the first three fiscal quarters increased by $3.3 million, or 94.5%, to $6.7 million from the $3.4 million reported for the same period last year. For the one hotel opened for all of both year-to-date periods, a decrease of 7.8% in average daily room rates, from $56.05 in the first three quarters of 2002 to $51.69 in the first three quarters of 2003, and a decrease in average occupancy rates on this hotel from 68.0% to 64.6% this year, were the primary causes of a decrease in same hotel revenues of 12.5% from $1.1 million in the first three quarters of 2002 to $922,000 in the first three quarters of 2003. For the Company’s six hotels included in continuing operations at the end of its third fiscal quarter of 2003 (the one GuestHouse Inn & Suites and the five AmeriSuites hotels), RevPAR decreased by 2.0% from $40.62 in the first three quarters of 2002 to $39.83 in the first three quarters of 2003.

     The Company sold one Shoney’s Inn in June of 2002, sold a Baymont Inn & Suites in December of 2002, and transferred two Shoney’s Inns and three GuestHouse Inns & Suites in December of 2002. The revenues of these seven hotels sold or transferred in 2002 are reflected in discontinued operations. During the first quarter of 2003, the Company decided to sell five additional hotels (one Shoney’s Inn and four GuestHouse Inns & Suites). The revenues of these five hotels are also reflected in discontinued operations. In the second quarter of this year, the Company acquired the first mortgage on a Hilton Garden Inn and foreclosed on the mortgage, acquiring the hotel at a foreclosure sale, with the intent to operate the hotel until a purchaser is found and it is resold. This is the hotel that was constructed by the Company for the original owner, and which the Company received an arbitration award for the approximate amount owed. The owner did not pay the amount of the arbitration award and the Company wrote off the approximately $2.0 million construction account receivable in the fourth quarter of 2002. The Company expects to resell the hotel and recover its investment and possibly a portion of the 2002 write-off by the end of 2003. Consequently, this hotel is also included in discontinued operations since it was held for sale at the end of the third quarter.

     Franchising, reservation and management service revenues increased by $620,000, or 42.0%, in the third quarter of 2003 from the third quarter of 2002. Initial and termination franchise fees decreased by $13,000, royalty fees decreased by $48,000, reservation fees increased by $691,000, and management fees decreased by $10,000 from the third quarter of last year. Franchising, reservation and management service revenues increased by $1.3 million, or 27.5%, in the first three quarters of 2003 from the first three quarters of 2002. Initial and termination franchise fees increased by $109,000, royalty fees increased by $119,000, reservation fees increased by $1.1 million, and management fees decreased by $19,000 from the first three quarters of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of October 5, 2003, a total of 924 lodging facilities were served by the Company’s reservation center.

     Revenues from construction and development activities were $7.9 million in the third quarter of 2003 and $16.3 million in the first three quarters of 2003, versus $2.9 million in the third quarter of 2002 and $7.1 million in the first three quarters of 2002. These revenues include $7.3 million and $14.7 million in the third quarter of 2003 and in the first three quarters of 2003, respectively; and $2.9 million and $3.0 million in the third quarter of 2002 and in the first three quarters of 2002, respectively, earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11,

2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first three quarters of both 2003 and 2002.

     Rent income in the third quarter of 2003 decreased by $745,000, to $27,000, from $772,000, in the third quarter of 2002, and in the first three quarters of 2003 decreased by $1.8 million, to $873,000, from $2.6 million, in the first three quarters of 2002. The primary source of rent income was from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. (“Prime”) until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. On June 13, 2003, the Company filed a lawsuit against Prime for an amount in excess of $10.0 million for its violation of the lease agreement. The decrease in the first three quarters’ rent income was due to the abandonment of the lease by Prime and the sale of some restaurants to the lessees. Rent income in the future is not expected to be material.

     Operating expenses from hotel operations of the six Company-owned hotels included in continuing operations for the third quarter of 2003 increased by $1.1 million, or 134.5%, from $817,000 in the third quarter of 2002. The increase was due primarily to the number of hotels operated during the quarter, which increased from three in the third quarter of 2002 to six in the third quarter of 2003. The operating expenses as a percentage of operating revenues for this activity increased from 65.7% in the third quarter of 2002 to 76.7% in the third quarter of 2003, decreasing gross operating profit margin from 34.3% in the third quarter of 2002 to 23.3% in the third quarter of 2003. Operating expenses from hotel operations of the six Company-owned hotels included in continuing operations for the first three quarters of 2003 increased by $2.7 million, or 122.7%, from $2.2 million in the first three quarters of 2002, again, due to the increase in the number of hotels from the comparable period last year. The operating expenses as a percentage of operating revenues for this activity increased from 64.2% in the first three quarters of 2002 to 73.5% in the first three quarters of 2003, decreasing gross operating profit margin from 35.8% in the first three quarters of 2002 to 26.5% in the first three quarters of 2003. Gross operating profit margins were negatively affected by increased real estate taxes, insurance costs, reservation and royalty fees on the additional AmeriSuites hotels operated, advertising expenses and complimentary food and beverage costs.

     Franchising, reservation and management service operating expenses increased by $343,000, or 29.6%, from the third quarter of 2002 to the third quarter of 2003, and by $1.6 million, or 51.3%, from the first three quarters of 2002 to the first three quarters of 2003. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the first quarter of 2002, and to expenses related to the franchising of GuestHouse Inns & Suites, the franchising rights of which were not acquired until the second quarter of 2002.

     Construction and development costs in the third quarter of 2003 and 2002 were $5.7 million and $3.1 million, respectively, on construction contracts in progress during those quarters. Construction and development costs in the first three quarters of 2003 and 2002 were $14.8 million and $8.3 million, respectively, on construction contracts in progress during those year-to-date periods.

     Rent expense decreased by $30,000 in the third quarter of this year from last year’s third quarter, and decreased by $59,000 in the first three quarters of this year from last year’s first three quarters. The Company leased only one hotel property in both years.

     General and administrative expenses in the third quarter of 2003 decreased by $468,000, or 30.9%, from the third quarter of 2002; and for the first three quarters of 2003 decreased by $1.2 million, or 23.5%, from the first three quarters of 2002. The decreases were due primarily to reductions in personnel expenses and state franchise taxes.

     Depreciation and amortization expense decreased by $73,000, or 12.6%, from the third quarter of 2002, and for the first three quarters decreased by $8,000, or 0.4%, from the first three quarters of 2002, and was due primarily to the variance in the weighted average number of hotels owned in the first three quarters of 2003 from the first three quarters of 2002.

     In the first three quarters of 2003, the Company wrote off $6,000 of pre-development costs and $213,000 of construction contracts and trade accounts receivable deemed to be of doubtful collectibility; also, in the first three quarters of 2003, the Company wrote down an additional $867,000 of notes receivable originally written down in the fourth quarter of 2002 due principally to realized sales prices of the underlying properties being less than the carrying values of the notes receivable. In the second quarter of 2002, the Company wrote off $6.8 million of goodwill, franchise and trademark costs related to the Shoney’s and Sumner Suites hotel brands.

     The gain of $978,000 recognized on sale of property in the first three quarters of 2003 was primarily from the sale of a restaurant in the first quarter of 2003 to the lessee, the sale of excess land in the third quarter, and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note. The gain of $450,000 recognized on sale of property in the third quarter of 2002 was primarily from the sale of two restaurants in the quarter to the operator/lessees. The net gain recognized on sale of property in the first three quarters of 2002 was $414,000, resulting primarily from gains from the sale of the two restaurants and excess land, partially offset by a loss of $448,000 due to costs incurred on an exchange of two hotels related to the sale of leasehold interests in fiscal 2000.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $1.6 million of its 7.50% convertible subordinated debentures in the third quarter of 2003 at a discount, and also repurchased $321,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $472,000 on these transactions in the third quarter of 2003. Also, in the third quarter of 2003 the Company redeemed all of its $2.8 million outstanding industrial revenue bonds at face value, recognizing a loss of $176,000 on the redemption in the third quarter of 2003 due to the write-off of the balance of deferred financing costs related to this debt. In the third quarter of 2002, the Company repurchased $550,000 of its 7.50% convertible subordinated debentures at a discount, recognizing a gain of $101,000.

     The Company repurchased $5.7 million of its 7.50% convertible subordinated debentures in the first three quarters of 2003 at a discount, and also repurchased $1.4 million of its outstanding senior subordinated notes at a discount, recognizing a gain of $1.3 million on these transactions in the first three quarters of 2003. Additionally, in the second quarter of 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its previously repurchased senior subordinated notes for $7.5 million of its outstanding 7.50% convertible subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the consolidated statements of earnings as extraordinary items. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense decreased by $546,000, or 25.3%, while interest income decreased by $915,000, or 75.5%, from the third quarter of 2002. For the first three quarters of 2003, interest expense decreased by $454,000, or 6.7%, while interest income decreased by $2.6 million, or 62.3%, from the first three quarters of 2002. The decrease in interest expense was due primarily to the reductions in outstanding debt from debt repurchases, debt payoffs, and debt reduction from a tender offer. Interest income decreased due to decreases in the interest rates charged on notes receivable due to the general decline in interest rates and the interest rate terms of those notes, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

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

     A zero effective tax rate for the 40 weeks ended October 5, 2003 is due to utilization of net operating loss carryforwards that had a full valuation reserve; however,

the tax benefit of $890,000 is primarily due to additional taxes receivable recorded from an amendment of income tax returns for taxes previously paid. The effective tax rate in the first three quarters of 2002 differs from the federal and state statutory rates primarily as a result of the change in the valuation reserve on the deferred tax assets.

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

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $7.6 million in the first three quarters of 2003, compared with $1.9 million used in operating activities in the first three quarters of 2002.

     The Company’s cash flows provided by investing activities were $51.1 million in the first three quarters of 2003, compared with cash flows used in investing activities of $2.0 million for the comparable period in 2002. The Company’s capital expenditures are principally for the construction and acquisition of new lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $788,000 in the first three quarters of 2003 and $6.9 million in the first three quarters of 2002. Proceeds from the sale of property and leasehold interests were $23.9 million in the first three quarters of 2003 versus $2.8 million for the comparable period in 2002. The Company received $34.4 million from the collection of notes receivable in the first three quarters of 2003. The Company purchased a first mortgage on a hotel and foreclosed on the mortgage in the first three quarters of 2003, with the intent to resell the property, resulting in a disbursement of $6.9 million for this hotel currently held for sale.

     Net cash used in financing activities was $33.0 million in the first three quarters of 2003 compared with $2.3 million provided by financing activities in the first three quarters of 2002. Repayments, net of borrowings, on long-term debt obligations were $33.1 million in the first three quarters of 2003 versus $3.0 million borrowings in excess of repayments in the first three quarters of 2002. Funds for the 2003 debt repayments were provided by the proceeds from the sale of property and leasehold interests, and the collection of notes receivable, discussed above. Borrowings in the first three quarters of 2002 include the re-issuance at a discount from face value (in a negotiated transaction) of $8.2 million of long-term debt previously repurchased in the open market or in privately negotiated transactions. The repayments in the first three quarters of 2003 and the first three quarters of 2002 include $7.1 million and $9.1 million, respectively, of long-term debt repurchased in the open market or in privately negotiated transactions. In the first three quarters of 2003, the Company repurchased 125,500 shares of its common stock for $452,000, and in the first three quarters of 2002, the Company repurchased 25,000 shares of its common stock for $148,000, pursuant to a plan to repurchase up to $23.0 million of the Company’s outstanding common stock.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility is for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998. The borrowing base is the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the underlying real property collateral securing the pledged notes and of the real property collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan is at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit is at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company is to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contains covenants which limit or prohibit the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibit additional liens on the collateral, restrict mergers and the payment of dividends and restrict the Company’s ability to place liens on unencumbered assets. The credit facility contains financial covenants as to the Company’s minimum net worth. As of October 5, 2003, the Company had no borrowings outstanding under this credit facility. The Company elected to terminate this credit facility in the fourth quarter.

     The Company also has a loan secured by its corporate aircraft with a balance of $5.4 million as of October 5, 2003. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

     The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $10.8 million mature in May of 2004. In the third quarter of 2003, the Company repurchased, through a tender offer, $1.6 million of these debentures at a price of 73% of face value. On November 18, 2003, the Company commenced a cash tender to purchase up to $6,000,000 aggregate principal amount of its $10.8 million outstanding 7.50% Convertible Subordinated Debentures, Due 2004, at a cash price of $640 per $1,000 principal amount, with the offer expiring on December 19, 2003, unless extended or earlier terminated.

     Its outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $25.2 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $18.7 million mature in September of 2007. Subsequent to the end of the third quarter of 2003, the Company completed a tender offer to purchase its outstanding Senior Subordinated Notes (all series) at a price of 85% of face value, receiving and accepting tenders for $5.3 million in principal amount; $3.0 million of these were scheduled to mature in 2006 and $2.3 million were scheduled to mature in 2007.

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

     The trust indenture applicable to the senior subordinated notes originally contained a financial covenant requiring a minimum consolidated net worth of $75.0 million. The Company was not in compliance with this financial covenant at the end of its 2002 fiscal year. The Company completed an Exchange Offer and Consent Solicitation (“Exchange Offer”) during the second quarter of 2003. The terms of the Exchange Offer contain, among other changes, a modification of the financial covenants reducing the minimum consolidated net worth to $60.0 million, resulting in the Company’s compliance with this covenant as of October 5, 2003. In the fourth quarter of 2003, the Company repurchased, through a tender offer, $5.3 million of these notes at a price of 85% of face value.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the third fiscal quarter of 2003, approximately 3.7 million shares had been repurchased at a cost of $20.9 million.

     The Company is investigating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. The Exchange Offer completed in the second quarter of 2003 allows the Company more flexibility in purchasing its outstanding debt and common stock. The Company believes that a combination of existing cash, proceeds from the sale of properties, the collection of notes receivable, and net cash provided by operations, will be sufficient to fund its capital expenditures, stock repurchase plan, debt repayments and operations for at least the next twelve months.

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the third fiscal quarter ended October 5, 2003.

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

Critical Accounting Policies

     Our accounting policies, which are in compliance with principles generally accepted in the United States, require us to apply methodologies, estimates and judgments that have a significant impact on the results we report in our financial statements. In our Annual Report on Form 10-K, as amended, we have discussed those policies that we believe are critical and require the use of complex judgment in their application. Since the date of that Form 10-K, as amended, there have been no material changes to our critical accounting policies or the methodologies or assumptions applied under them.

PART I

Item 4. Controls and Procedures

(a)	As of October 5, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II - OTHER INFORMATION

Item 1.	No material developments occurred during the third quarter ended October 5, 2003 with respect to any pending litigation.

Item 4.	Submission of Matters to a vote of Security Holders

Not applicable

Item 6.	Exhibits and Reports on Form 8-K

6(a) Exhibits -

Exhibit 31.1 - Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

6(b) Reports on Form 8-K

A Form 8-K was filed on August 27, 2003 containing a copy of the Company’s press release announcing the financial results for the second quarter ended July 13, 2003; and a Form 8-K was filed on September 2, 2003 announcing the completion of the Company’s tender offer relating to up to $7,000,000 face amount of the Company’s 7.50% Convertible Subordinated Debentures, due 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: November 19, 2003	/S/ Leon Moore

Leon Moore
Chief Executive Officer, Principal Executive
Officer, Director

Date: November 19, 2003	/S/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting
Officer, Principal Accounting Officer, Chief
Financial Officer, Director