Form 10-K
period 2003-12-28
SHOLODGE INC
filed 2004-04-12
CIK 881924

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003	Commission File Number 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1015641 (I.R.S. Employer Identification Number)

130 Maple Drive, North, Hendersonville, Tennessee (Address of principal executive offices)	37075 (Zip Code)

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

Aggregate market value of the voting stock held by non-affiliates of the registrant on July 11, 2003, was approximately $6,400,000. The market value calculation was determined using the last sale price of registrant’s common stock on July 11, 2003, as reported on The Nasdaq Stock Market, and assumes that all shares beneficially held by executive officers and directors of the registrant are shares owned by “affiliates,” a status which each of the officers and directors individually disclaims.

Shares of common stock, no par value, outstanding on April 1, 2004, were 5,006,611.

DOCUMENTS INCORPORATED BY REFERENCE

Documents from which portions are
Part of Form 10-K	incorporated by reference
Part III	Proxy Statement for registrant’s annual meeting of shareholders to be held during the second quarter of fiscal 2004.

Part IV	Registration Statement on Form S-1, Commission File No. 33-44504.

Part IV	Registration Statement on Form S-3, Commission File No. 33-77910.

Part IV	Registration Statement on Form S-8, filed with the Commission on June 24, 1997

Part IV	Registration Statement on Form S-4/A, Commission File No. 333-98789

PART I

ITEM 1. BUSINESS.

General

     The Company develops, owns, operates and is the exclusive franchisor of Shoney’s Inns and GuestHouse Inns & Suites. In the second quarter of 2002, the Company acquired the exclusive franchise rights of the GuestHouse Inns & Suites hotel brand and announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. As of December 28, 2003, the Shoney’s Inn /GuestHouse lodging system consisted of 91 properties containing 7,108 rooms of which one containing 98 rooms is owned by the Company. Shoney’s Inns and GuestHouse Inns & Suites are currently located in 20 states. As of December 28, 2003, the Company also owned and operated two AmeriSuites hotels.

     Except for three owned hotel properties which the Company intends to continue to operate at present, all of the Company’s remaining owned hotel properties are held for sale at December 28, 2003. The Company’s present strategy does not include the ownership of additional hotel properties.

     The Company also franchises and manages Shoney’s Inns and GuestHouse Inns & Suites, earning revenues from royalties, reservation services, and management services provided to the franchisees, and reservation services provided to other hotel chains and independent hotel operators. The Company also leases hotels and restaurants to others, earning rental income from these third party lessees.

     Shoney’s Inns and GuestHouse Inns & Suites operate in the economy limited-service segment and are designed to appeal to both business and leisure travelers, with rooms usually priced between $45 and $85 per night. The typical property includes 60 to 120 rooms and, in most cases, meeting rooms. Although they do not offer full food service, most offer continental breakfast, and most of the inns are located adjacent or in close proximity to free-standing restaurants. Management believes that the location of the inns in close proximity to free-standing restaurants gives it a competitive advantage over many other limited-service lodging chains by offering guest services approximating those of full-service facilities without the additional capital expenditures, operating costs or higher room rates.

     A significant portion of the Company’s operations have been generated in recent years by contract revenues from construction and development of hotels and other real estate projects for third parties, including developments for related parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are generally recognized on the percentage of completion basis, but construction and development for related parties are generally performed on a cost-plus basis.

     The Company was incorporated under the laws of the State of Tennessee in 1976.

Growth Strategy

     The Company’s strategy is to increase cash flow and earnings by (i) continuing its current strategy of selling most of its remaining Company-owned hotels and other real estate, (ii) expanding the GuestHouse Inn & Suites system through the addition of new franchised units, (iii) utilizing the Company’s experience in developing all-suite hotels to construct and develop hotels for others, and (iv) expanding the number of lodging facilities served by the Company’s proprietary central reservation center (“InnLink”).

     Expansion of GuestHouse Inns & Suites Franchise System. In 2003, the Company has focused on expanding the GuestHouse Inns & Suites system principally through the addition of new franchises and the conversion of franchised Shoney’s Inns to GuestHouse. As of 2003 fiscal year-end, there were 91 Shoney’s Inns and GuestHouse Inns (of which one is Company owned) with a total of 7,108 rooms. The Company targets existing Shoney’s Inn and GuestHouse franchisees, other hotel brand developers and contacts within the industry as potential franchisees for additional GuestHouse Inns & Suites.

     Development of Additional All-Suite Hotels. Except for the two owned all-suite hotel properties which the Company intends to continue to operate at present, the Company’s remaining owned all-suite hotel properties are held for sale at December 28, 2003. The Company’s present strategy does not include the ownership of additional all-suite hotel properties. The Company plans to continue to develop all-suite hotels for third parties in the future as the opportunities arise.

     Reservation Services. The Company provides reservation services to its Shoney’s Inn and GuestHouse franchisees and to other hotel chains and independent hotel operators. This call center (“InnLink”) continues to expand its customer base, serving approximately 949 hotels as of December 28, 2003, as compared with approximately 680 hotels a year ago. The Company is continuing to aggressively market this service, capitalizing on its state of the art technology.

     In addition to the strategies described above, the Company may from time to time investigate various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies.

Shoney’s Inns/GuestHouse Franchisor Concept

     Shoney’s Inns and GuestHouse Inns & Suites that are owned by franchisees are primarily limited-service hotels positioned in the economy segment to appeal to both business and leisure travelers and are located in 19 states in markets ranging from small towns to larger metropolitan areas. Shoney’s Inns and GuestHouse Inns & Suites that are owned by franchisees are generally located in proximity to interstate highways, major streets and highways providing convenient access to business establishments. Daily room rates range from $45 to $85 and vary depending upon a number of factors, including location, competition, type of room and property designator (hotel, inn, inn & suites, etc.).

     Historically, the typical property that is owned by a franchisee has been a two story, exterior corridor, brick veneer building with plate glass fronts, containing 100 to 125 rooms. Newer inns include a four story, interior corridor, brick or stucco building containing 100 to 120 rooms as well as smaller prototype buildings containing

80 rooms. In some cases franchisees construct smaller properties. Each room is professionally decorated and is generally furnished with two double beds, a dresser, table and chairs, color television and coffeemaker. Many conversion properties reflect the architecture and personality of its locale.

     Amenities featured at the properties of most franchisees include swimming pools, meeting rooms, facsimile machine service, high-speed internet access, and continental breakfast. The Company believes that the properties provide their guests with quality accommodations at an attractive price/value relationship within the economy segment.

Sales and Marketing

     The Company directs marketing efforts on behalf of its Company-owned inns primarily to business travelers, whom management believes have represented the largest segment of its customers in recent years.

     Key to the success of the franchised Shoney’s Inn and GuestHouse Inn & Suites chains is the Franchise Service Manager Program. Currently three Franchise Service Managers (“FSM”) provide sales direction and hands-on assistance to all inns with the goal of helping them achieve their properties’ financial, guest service and operational goals. Each FSM takes personal ownership of the properties in his/her region and provides assistance through regular property visits and constant phone communications.

     The Vice President of Marketing directs the FSM program and oversees management of the national advertising fund, into which all Shoney’s Inns pay 1% of revenue to support national marketing efforts such as the FSM program, the publications of the annual Vacation and Travel Directory, participation in travel shows and targeted niche advertising. GuestHouse Inns & Suites pay up to $0.50 per available room per day for these services.

     Programs designed to target the primary markets of business travelers and mature leisure travelers provide brand recognition. The Company attempts to capitalize on the brand name recognition in the over 50-age group with the “Any Senior” program which provides a minimum 10% discount on the standard room rate to any traveler age 55 or older.

     The Company annually publishes a GuestHouse system directory showing for each owned and franchised inn, its address and telephone number, location as indicated on a locator map, a brief description of the facilities, services and amenities provided and other relevant information such as proximity to area attractions, businesses and restaurants. These directories are distributed in each inn and state travel centers and are provided directly to travel agents, sponsors of group tours, corporate travel departments and other selected potential customers.

     The Company also maintains comprehensive on line directories with reservations booking capabilities at www.shoneysinn.com and www.guesthouseintl.com.

     Travel Agents. The Company has a policy of paying travel agents a commission, standard in the hotel industry, on all rack rate revenue booked by them. The Company, with respect to both owned and franchised inns, has joined the TACS-Classic Program administered by Perot Systems. TACS-Classic (Travel Agent Commission Settlement) is a

program where each hotel property reports by electronic transmission to Perot Systems all of its commissionable room sales generated through travel agents. Perot Systems automatically generates checks each month to travel agents across the country for the total commissions earned. The Company believes that travel agents are more likely to book guests into a property knowing that their commissions will be paid by Perot Systems without the travel agent having to go to the trouble and expense of billing each separate location.

Construction and Development

     The Company’s construction subsidiary has a full time staff who manage, supervise, control and perform the construction of hotels and other real estate projects being developed by the Company or for third parties, including construction and development of non-hotel projects for related parties. Subcontractors are employed by the Company for most of the major construction components of hotels and other buildings, including electrical and mechanical work. The Company intends to continue to build hotels and other structures for third parties. The Company believes that its construction experience and its relationship with many subcontractors will facilitate the effective development of additional real estate projects.

     The Company is structured to devote significant resources to the identification and evaluation of potential sites for hotels when the opportunities arise. The Company has typically targeted markets with populations of 500,000 or more that have high levels of business development and multiple sources of room demand. The site selection process focuses on the competitive environment, including room and occupancy rates and proximity to business parks, office buildings, and other demand generators. The Company’s franchisees focus on sites for their inns in proximity to interstate highway access roads and major streets and highways providing convenient access to local business establishments and tourist attractions.

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

     The Company constructed no new hotels in 2003 and currently has no contracts to construct any hotels for itself or for third parties, but will pursue any future opportunities to do so in the future.

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

     Reservation System. The Company’s proprietary central reservation system,

InnLink, provides important support for the room reservation process for Shoney’s Inns and GuestHouse Inns & Suites and is marketed to other chains as well. Other chains that contract with the Company for the service include Baymont Inns & Suites, Key West Inns and Americinns International. InnLink operates 24 hours a day, 7 days a week. The InnLink system may be accessed by individual travelers as well as by travel agents, tour and group booking agents at 1-800-552-4667. Electronically, InnLink is accessed through numerous global distribution systems (e.g., SABRE Travel Information Network, Galileo International, Amadeus and WorldSpan). The reservation system includes specially designed hotel reservation software, with adequate capacity, and state of the art hardware and telecommunications devices.

     Quality Control. To ensure quality and consistency, the Company regularly inspects each of its company owned and/or operated hotels and each hotel in the Shoney’s Inn and GuestHouse Inn franchise systems for compliance with facility and service standards. Generally, in addition to its ongoing refurbishment activities, the Company fully renovates each of the Company-owned inns after approximately seven years of operation. In addition, the quality assurance consultants provide on-site housekeeping and maintenance training, utilizing a combination of classroom and hands-on training.

     Training. The Company utilizes the services of an “opening team” to assist with hiring and training new staff and opening new hotels. The opening team trains local hotel personnel in front desk operations, operational policies, hotel accounting and cash handling procedures, record-keeping, housekeeping and laundry, maintenance and repair, marketing, personnel management, purchasing, quality assurance and sales. Sales training includes a team of direct sales personnel that assists the local staff in the actual pre-selling of rooms. An opening team generally remains on site for one to four weeks depending on the prior experience of the local general manager. The Company currently has no plans to open any new Company-owned hotels.

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

     Management believes that the Company attracts potential new franchisees by offering a superior level of franchisee support services at a lower price than its competitors. Management periodically monitors the initial fee, royalty fee, advertising fee, reservation fee and other charges imposed by other franchisors with whom the Company competes and believes that the fees charged by the Company are competitive and, in most cases, lower than such other franchisors.

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

     Under the standard GuestHouse franchise arrangement offered to prospective franchisees, the franchisee pays monthly royalties of $1.25 per available room per day during the term of the license agreement. Additionally, a marketing fund fee of $0.30 per available room per day and a fee for participation in the central reservation system are charged at 8% of revenue generated by voice communications and 5% of revenue generated by electronic communication plus $5.00 per reservation to cover GDS and electronic “pass through fees”.

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

     The Company offers to provide management services to franchisees pursuant to contractual arrangements. The Company’s fee for these services is a percentage of the managed hotel’s gross revenues. As of December 28, 2003, the Company managed six hotels under contract arrangement.

Lodging Industry

     Smith Travel Research divides lodging chains into various segments based on price. Shoney’s Inns and GuestHouse Inns & Suites are included in the economy segment.

The following tables illustrate certain comparative information regarding REVPAR and its components for the years indicated:

				Average			Average Daily
		REVPAR		Occupancy Rate			Room Rate (1)
	2001	2002	2003	2001	2002	2003	2001	2002	2003
Industry-wide	$50.99	$49.24	$49.34	60.1%	59.2%	59.2%	$84.85	$83.15	$83.28
Economy segment	30.47	25.65	25.19	56.2	54.2	53.4	54.22	47.83	47.17
All Shoney’s Inns	24.56	23.53	20.26	49.9	48.4	42.3	49.26	48.65	47.86
Company-owned GuestHouse (2)	37.17	36.37	32.40	70.5	64.6	61.7	52.74	56.34	52.54

(1)	Room revenues divided by the number of rented rooms.

(2)	Many GuestHouse franchisees do not report to either Smith Travel Research or the Company since the fees are not based upon room revenues; therefore, GuestHouse chain statistics would not be meaningful. The Company statistics include only one GuestHouse and no Shoney’s Inns in continuing operations,

Source:	Smith Travel Research, Standard Historical Trend Report for years ended 2001, 2002 and 2003, for industry wide and the economy segment, and the Company’s internal data for all Shoney’s Inns and GuestHouse Inns & Suites statistics.

Competition

     The lodging industry is highly competitive. In franchising the GuestHouse brand and managing its own lodging facilities, the Company encounters competition from numerous lodging companies, many of which have greater industry experience, name recognition, and financial and marketing resources than the Company. While the actual competition for individual lodging facilities varies by location, the primary competition for GuestHouse Inns & Suites includes lodging chains such as Holiday Inn Express, La Quinta, Comfort Inns, Drury Inns, Fairfield Inns and Travelodge. Each of the Company’s hotels is located in a developed area that includes competing lodging facilities, and the Company expects that most of any future hotels which it constructs will be located in similar areas. Management believes that the principal competitive factors in its lodging operations are room rates, quality of accommodations, name recognition, supply and availability of alternative lodging facilities, service levels, reputation, reservation systems and convenience of location. In its franchising operations, the principal competitive factors are fee structure and support services. Management further believes that the Company is presently competitive in all these respects.

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

Employees

     As of December 28, 2003 the Company had approximately 491 employees, including approximately 136 in the Company’s corporate headquarters. The Company’s employees are not represented by a labor union. The Company considers its relationships with employees to be good.

ITEM 2. PROPERTIES.

     The Company’s corporate headquarters, owned by the Company, is located in Hendersonville, Tennessee and contains approximately 42,000 square feet of space including storage and employee cafeteria. Management believes that its corporate headquarters building contains sufficient space to accommodate the Company’s currently anticipated needs.

     The two Company-owned and operated AmeriSuites hotels at December 28, 2003, are located on sites owned by the Company either directly or through subsidiaries. One of the Company-owned and operated AmeriSuites hotels is located in Alpharetta, Georgia and the other one is located in Grand Prairie, Texas. The remaining GuestHouse Inn & Suites is located on a site that is leased pursuant to a long-term lease involving both the land and improvements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is subject to litigation from time to time in the ordinary course of its business. The Company is not aware of any legal action pending or threatened against it that would have a material impact on the consolidated financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS.

     The Company’s Common Stock is traded in the over-the-counter market and is quoted on The Nasdaq Stock Market (“NASDAQ”) under the symbol “LODG.” The prices set forth below reflect the high and low closing sales prices for the Company’s Common Stock as reported by NASDAQ for the periods indicated.

Fiscal 2002	High	Low
First Quarter	$5.98	$5.32
Second Quarter	6.00	4.10
Third Quarter	5.29	4.10
Fourth Quarter	4.75	3.30

Fiscal 2003	High	Low
First Quarter	$4.40	$2.57
Second Quarter	3.79	3.10
Third Quarter	3.76	3.10
Fourth Quarter	4.69	3.81

Fiscal 2004	High	Low
First Quarter (through April 1, 2004)	$5.60	$4.37

     On April 1, 2004, the last reported sale price for the Company’s Common Stock as reported by NASDAQ was $5.31 per share. As of April 1, 2004, there were approximately 43 holders of record of the Company’s Common Stock and approximately 600 beneficial owners.

     The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain its earnings to finance future development of its business, and therefore does not anticipate paying any cash dividends in the foreseeable future.

     The following table sets forth certain information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance.

Equity Compensation Plan Information

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in Column
Plan category	and rights	and rights	(a))
Equity compensation plans approved by security holders	142,500	$3.75	-0-
Equity compensation plans not approved by security holders	-0-	N/A	-0-
Total	142,500	$3.75	-0-

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data set forth on the following page as of and for each of the five fiscal years in the period ended December 28, 2003 have been derived from the Company’s audited Consolidated Financial Statements. The Consolidated Financial Statements for each of the three fiscal years in the period ended December 28, 2003, which have been audited by independent auditors, are included elsewhere in this Report. The information set forth on the following page should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and the related notes thereto included elsewhere in this Report.

SHOLODGE, INC. AND SUBSIDIARIES
SELECTED FINANCIAL DATA
(amounts in thousands except for per share data)

	Fiscal Year Ended
	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 28,
	1999	2000	2001	2002	2003
Revenues:
Hotel(A)	$51,015	$32,933	$1,985	$2,160	$3,842
Franchising, reservation and management	4,152	3,606	3,971	6,084	7,675
Construction and development – related parties (B)	—	115	35	5,688	21,978
Construction and development – other (B)	11,234	11,922	27,445	4,224	2,007
Rent income (C)	483	1,009	1,486	1,431	400
Other income	351	49	227	177	153

Total revenues	67,235	49,634	35,149	19,764	36,055

	Fiscal Year Ended
	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 28,
	1999	2000	2001	2002	2003
Costs and expenses:
Hotel (A)	34,946	23,280	1,250	1,443	3,014
Franchising, reservation and management	2,420	2,460	2,192	4,276	6,477
Construction and development (B)	9,826	12,571	25,692	12,119	20,334
Rent expense (D)	12,322	9,678	582	584	518
General and administrative	6,297	4,928	5,858	7,987	4,978
Depreciation and amortization (A)	4,245	2,675	1,643	1,570	1,741
Write-off of pre-development costs (H)	—	—	—	1,864	6
Write-off of construction contracts receivable (H)	—	—	—	3,631	61
Write-off of accounts receivable (H)	—	—	—	1,297	650
Write-off of goodwill (H)	—	—	—	2,387	—
Write-off of trademarks and franchise rights (H)	—	—	—	4,421	—
Write-down of notes receivable (H)	—	—	—	21,167	1,015
Impairment of real estate (H)	—	—	—	77	—

Total cost and expenses	70,056	55,592	37,217	62,823	38,794

Operating loss	(2,821)	(5,958)	(2,068)	(43,059)	(2,739)
Gain on sale of property and leasehold interests (E)	15,017	5,058	3,791	677	1,251
Gain on sale of available-for-sale securities	—	—	—	315	—
Gain on early extinguishments of debt (F) (G)	3,860	7,306	913	2,592	1,345
Interest expense	(12,024)	(10,063)	(8,220)	(8,780)	(7,775)
Interest income	6,010	6,245	6,262	4,990	2,249
Lease abandonment income (H)	—	—	—	—	5,330
Arbitration award (H)	—	—	—	8,900	—

Earnings (loss) from continuing operations before income taxes and minority interests	10,042	2,588	678	(34,365)	(339)
Income tax (expense) benefit	(3,459)	(1,347)	(194)	9,167	2,256
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(1,909)	(57)	(58)	179	(106)

Earnings (loss) from continuing operations	4,674	1,184	426	(25,019)	1,811
Discontinued operations (I):
Operations of hotels disposed of and transferred	(135)	(606)	486	67	430
Loss on disposal and transfer of discontinued operations	—	—	—	(3,296)	(1,942)

Net earnings (loss)	$4,539	$578	$912	$(28,248)	$299

Net earnings (loss) per common share:
Basic:
Earnings (loss) from continuing operations	$0.72	$0.22	$0.08	$(4.89)	$0.36

Net earnings (loss)	$0.70	$0.11	$0.16	$(5.52)	$0.06

Diluted:
Earnings (loss) from continuing operations	$0.69	$0.21	$0.08	$(4.89)	$0.36

Net earnings (loss)	$0.67	$0.10	$0.16	$(5.52)	$0.06

	Fiscal Year Ended
	Dec. 26,	Dec. 31,	Dec. 30,	Dec. 29,	Dec. 28,
	1999	2000	2001	2002	2003
Weighted average common shares outstanding:
Basic	6,518	5,472	5,465	5,114	5,071

Diluted	6,745	5,554	5,530	5,114	5,071

Balance sheet data:
Working capital	$68,723	$60,612	$67,852	$28,339	$52,488
Total assets	270,314	204,631	206,587	167,279	122,020
Long-term debt and capitalized leases	122,233	90,762	86,293	24,381	41,373
Shareholders’ equity	90,878	90,322	89,273	61,194	62,182

Notes to Selected Financial Data

(A)	Fluctuations in hotel revenues, hotel costs and expenses, and depreciation and amortization expense are due primarily to fluctuations in the number of hotels operated by the Company. At the end of 1999, 2000, 2001, 2002 and 2003, there were 29, 1, 1, 2, and 3 hotels, respectively, being owned and operated and included in continuing operations by the Company. In July of 2000, the Company sold its operating interest in 27 hotels to Prime Hospitality Corp. (“Prime”) by selling its leasehold interest in 24 of them and leasing the remaining three to them. The three hotels leased to Prime in 2000 were taken back in April of 2003 due to the lease abandonment by Prime, and are currently operated by the Company. One of these three hotels is included in continuing operations, while the other two are classified as held for sale and are included in discontinued operations.

(B)	Construction and development revenues and cost and expenses vary widely from year to year depending upon the number of third party construction contracts in progress. Prior to 1999, construction and development was done primarily on the Company’s own hotels. In 2002 and 2003 construction and development included a significant amount earned from related parties.

(C)	Rental revenues increased significantly in 2000 due to the lease of the three hotels to Prime as discussed in (A) above, increasing rent income beginning in July of 2000 and ending in April of 2003. In April of 2003, Prime abandoned the lease and the Company resumed operating the hotels, one of which is included in continuing operations and the other two are included in discontinued operations since these two are classified as held for sale as of fiscal year-end 2003.

(D)	Rent expense fluctuations are due primarily to rent paid to the landlord on 24 hotels sold and leased back in 1997, 1999, and 2000, prior to the sale of these leasehold interests to Prime in July of 2000. Fourteen hotels were sold and leased back in November of 1997; six hotels were sold and leased back in June of 1999; and four hotels were sold and leased back in May of 2000.

(E)	The unusually high gain on sales of property and leasehold interests in 1999 was due to the sale of the sixteen hotels in July of 1998, a portion of which was recognized in 1998 and the remainder in 1999 due to the installment method of accounting required on four of the hotels sold due to insufficient down payments in 1998.

(F)	The gains on early extinguishments of debt were due primarily to the Company’s repurchases of its outstanding public debt at a discount.

(G)	The gains from early extinguishments of debt previously classified as extraordinary items have been reclassified to conform with the provisions of SFAS No. 145, which was early adopted by the Company at the beginning of fiscal 2002.

(H)	See the “Results of Operations” section of Item 7.

(I)	This table reclassifies the operations of 16 hotels sold, transferred, or held for sale in 2002 and 2003 to discontinued operations for all periods presented.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

     The Company derives revenue from hotel room sales at its Company-owned GuestHouse Inn & Suites hotel. The Company also receives management fees for services it performs for eighteen franchised Shoney’s Inns and GuestHouse Inns & Suites hotels. The Company derives additional revenue from franchise fees it receives as the exclusive franchiser of Shoney’s Inns and GuestHouse Inns & Suites hotels. On May 2, 2002, the Company became the exclusive franchiser of the GuestHouse Inns & Suites brand (“GuestHouse”). GuestHouse operates in the mid-market limited service segment, with rooms typically priced between $45 and $85 per night. The properties range in size from 21 to 180 rooms, and in most cases, contain meeting rooms. They are designed to appeal to both business and leisure travelers. The Company is in the process of converting all Shoney’s Inns to the GuestHouse brand. No additional Shoney’s Inns will be developed or franchised in the future. The Shoney’s and GuestHouse brands will be discussed as a combined brand due to these factors and due to the fact than many of the Shoney’s Inns (both Company-owned and operated and franchised) have already been converted to GuestHouse.

     The Company’s hotel operations have historically been seasonal in nature, reflecting higher occupancy rates during spring and summer months, which may be expected to cause fluctuations in the Company’s quarterly revenues and earnings from hotel operations. The Company’s fiscal year ends on the last Sunday of the calendar year.

     A significant portion of the Company’s operations have been generated in recent years by contract revenues from construction and development of hotels and other real estate projects for third parties, including related parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are generally recognized on the percentage of completion basis.

Certain Discontinued Operations

     Except for three owned hotel properties which the Company intends to continue to operate at present, all of the Company’s remaining owned hotel properties are held for sale at December 28, 2003. The Company’s present strategy does not include the ownership of additional hotel properties.

     The Company transferred five of its company-owned hotels on December 27, 2002, at an after-tax charge of approximately $2.9 million. The Company transferred the five hotels for notes receivable with a maturity of six months. Accordingly, the transaction did not qualify as a sale and the properties have been carried on the Company’s balance sheet as assets of hotels transferred under contractual agreements (notes receivable) pending their sale. The buyer intended to resell the hotels. The operations and gains or losses on disposal of these hotels have been reported in discontinued operations. Three of the properties were resold by the buyer in 2003 and the net proceeds were used to pay the notes. The proceeds from the sales approximated the balance of the notes. One of the remaining two hotels was resold by the buyer in the first quarter of 2004, with net proceeds to be used to apply to the note. The note was written down by $528,000 in the fourth quarter of 2003 based upon the net proceeds received subsequent to December 28, 2003. The proceeds from the sale of the remaining property are expected to approximate the balance of the note.

     Contracts for the sale of two of the Company’s AmeriSuites hotels owned and operated at December 28, 2003, at estimated net proceeds in excess of their carrying values, resulted in the reclassification of these properties to “held for sale”, and their operations for all periods presented have been reclassified to discontinued operations. These hotels had been included in continuing operations prior to the fourth quarter.

Related Party Transactions

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company’s president and chief executive officer to purchase 40,000 shares of common stock. He was expected to become fully vested under the original terms of the options; the options had no intrinsic value on the date of acceleration and, therefore, additional compensation expense was not incurred as a result of the accelerated vesting. Immediately thereafter, the president and chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company’s common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company’s common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital, and the notes receivable are recorded as a deduction from shareholders’ equity. The Company has accreted $102,055, $40,611 and $140,833 of discount on these notes as interest income in 2001, 2002, and 2003 respectively. The president and chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003 prior to its maturity date of February 11, 2003. Another of the notes in the amount of $124,999 matured on December 7, 2003 and was paid at that time. He paid the remaining notes in full in 2003 prior to their scheduled maturity dates.

During 2002 the Company purchased three vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $74,000. During 2001 the Company purchased five vehicles for an aggregate purchase price of $120,000 from the same corporation. The Company’s chief executive officer sold that corporation in November of 2002.

Construction and development revenue for the years ended December 28, 2003 and December 29, 2002 includes $21,978,398 and $5,687,874, respectively, on contracts with outside businesses controlled by the Company’s chairman and chief executive officer. Construction contracts receivable at December 28, 2003, include $22,668,784 due on these contracts. Of this amount, $20,730,495 was incurred on one development, of which $3,001,230 has been collected by the Company subsequent to the balance sheet date.

Results of Operations

The following table sets forth, for the periods indicated, the percentage relationship of certain items of revenue and expense to the total revenues of the Company.

	Fiscal Year Ended
	Dec. 30,	Dec. 29,	Dec. 28,
	2001	2002	2003
Revenues:
Hotel	5.7%	10.9%	10.7%
Franchising, reservation and management	11.3%	30.8%	21.2%
Construction and development – related parties	0.1%	28.8%	61.0%
Construction and development – other	78.1%	21.4%	5.6%
Rent income	4.2%	7.2%	1.1%
Other income	0.6%	0.9%	0.4%

Total revenues	100.0%	100.0%	100.0%

Cost and expenses:
Hotel	3.5%	7.3%	8.4%
Franchising, reservation and management	6.2%	21.6%	18.0%
Construction and development	73.1%	61.3%	56.4%
Rent expense	1.7%	3.0%	1.4%
General and administrative	16.7%	40.4%	13.8%
Depreciation and amortization	4.7%	7.9%	4.8%
Write-off of pre-development costs	0.0%	9.4%	0.0%
Write-off of construction contracts	0.0%	18.4%	0.2%
Write-off of accounts receivable	0.0%	6.6%	1.8%
Write-off of goodwill	0.0%	12.1%	0.0%
Write-off of trademarks and franchise rights	0.0%	22.4%	0.0%
Write-down of notes receivable	0.0%	107.1%	2.8%
Impairment of real estate	0.0%	0.4%	0.0%

	Fiscal Year Ended
	Dec. 30,	Dec. 29,	Dec. 28,
	2001	2002	2003

Total cost and expenses	105.9%	317.9%	107.6%

Operating loss	(5.9)%	(217.9)%	(7.6)%
Gain on sale of property and leasehold interests	10.8%	3.4%	3.5%
Gain on sale of available-for-sale securities	0.0%	1.6%	0.0%
Gain on early extinguishments of debt	2.6%	13.1%	3.7%
Interest expense	(23.4)%	(44.4)%	(21.5)%
Interest income	17.8%	25.3%	6.2%
Lease abandonment income	0.0%	0.0%	14.8%
Arbitration award	0.0%	45.0%	0.0%

Earnings (loss) before income taxes and minority interests	1.9%	(173.9)%	(0.9)%
Income tax (expense) benefit	(0.5)%	46.4%	6.2%
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(0.2%)	0.9%	(0.3)%

Earnings (loss) from continuing operations	1.2%	(126.6)%	5.0%
Discontinued operations:
Operations of hotels disposed of and transferred	1.4%	0.3%	1.2%
Loss on disposal and transfer of discontinued operations	0.0%	(16.6)%	(5.4)%

Net earnings (loss)	2.6%	(142.9)%	0.8%

For the Fiscal Years Ended December 28, 2003 and December 29, 2002

     For the fiscal year ended December 28, 2003, total revenues increased 82.4% to $36.1 million from $19.8 million for the fiscal year ended December 29, 2002.

     For the first quarter of 2002, the Company owned and operated Shoney’s Inns. Beginning in the second quarter of 2002, the Company owned and operated two hotel brands (Shoney’s Inns and GuestHouse). The Company operated one hotel as either a Shoney’s Inn or GuestHouse for fiscal years 2003 and 2002. The Company owned and operated one AmeriSuites hotel throughout most of 2002 and two AmeriSuites hotels throughout most of 2003. Revenues from hotel operations in fiscal 2003 increased by 77.8% to $3.8 million from $2.2 million for fiscal year 2002. For the one hotel (GuestHouse) opened for all of both years (same hotel), average daily room rates in 2003 decreased 6.8% to $52.54 from $56.34 in 2002, and average occupancy rates decreased from 64.6% in 2002 to 61.7% in 2003, resulting in a decrease in same hotel revenues per available room (RevPAR) of 10.9%, from $36.37 in 2002 to $32.40 in 2003. The remaining (non-same) hotels contributed $2.7 million to hotel revenues in 2003 compared with $854,000 in 2002. The $2.7 million revenues from non-same hotels in 2003 were from two AmeriSuites hotels which the Company operated for most of the year and continued to operate as of December 28, 2003. The $854,000 revenues from non-same hotels in 2002 were from one AmeriSuites hotel operated beginning in April of 2002.

     Franchising, reservation and management revenues in fiscal 2003 increased by 26.2% from 2002, to $7.7 million in 2003 from $6.1 million in 2002. In fiscal 2003 and 2002, initial franchise and franchise termination fees totaled $227,000 and $185,000, respectively. The remaining franchising, reservation and management revenues increased by $1.5 million, or 26.3%, from 2002 to 2003, including an increase in royalty fee revenues of $83,000, a decrease in management fees of $31,000, and an increase in reservation fee revenues of $1.5 million. At the end of fiscal 2003 there were 90 franchised Shoney’s Inns / GuestHouse in operation compared with 112 at the end of fiscal 2002; this decrease was due primarily to the termination of franchises in excess of new franchises since the acquisition of GuestHouse International Franchise Systems, Inc. on May 2, 2002. Reservation fee revenues increased dramatically due to the addition of GuestHouse in mid-2002 and additional significant contracts with other lodging chains and independent lodging facilities.

     Revenues from construction and development activities in 2003 were $24.0 million compared with $9.9 million in fiscal 2002. The 2003 and 2002 revenues earned were primarily from various construction contracts being performed for third parties of which several non-hotel projects for related parties were still in progress at year-end 2003. Revenues from construction and development activities earned from related parties in 2003 and 2002 totaled $22.0 million and $5.7 million, respectively. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities.

     Rent revenue was $400,000 in 2003, compared with $1.4 million in 2002. The decrease was due primarily to the abandonment of the lease of three AmeriSuites hotels by Prime Hospitality Corp. (“Prime”) in April of 2003. The Company took back the operations of these hotels and on June 13, 2003, filed a lawsuit against Prime for an amount in excess of $10.0 million for its violation of the lease agreement. Two of these hotels were classified as held for sale as of December 28, 2003, and the rent revenue relative to these two hotels has been reclassified to discontinued operations for all periods presented. Rent income in the future is not expected to be material.

     Other income decreased by $24,000, or 13.6%, in 2003 from 2002. Other income can vary widely from period to period due to the nature of this income and its varied sources.

     Hotel operating expenses for fiscal 2003 increased by $1.6 million, or 108.9%, to $3.0 million from $1.4 million in 2002. Hotel operating expenses on the non-same hotels operated in 2003 were $2.2 million in 2003 and $620,000 in 2002. Hotel operating expenses on the one same-hotel decreased by $23,000, or 2.7%, to $800,000 in 2003 from $823,000 in 2002. The operating expenses as a percentage of operating revenues for this activity increased from 66.8% in 2002 to 78.5% in 2003. Operating expenses as a percentage of operating revenues on the one same-hotel increased from 63.0% to 68.9% from 2002 to 2003.

     Franchising, reservation and management operating expenses increased by $2.2 million, or 51.5%, from 2002 to 2003. This was due to increased reservation expenses, principally payroll and payroll-related, to support the increased reservation revenues earned and increased franchise activity due to the acquisition of the GuestHouse franchising rights.

     Construction and development costs in 2003 were $20.3 million compared with $12.1 million in 2002. The costs incurred were directly related to the revenues earned from the third party construction contracts in progress in 2003, including contracts with related parties, compared with the third party construction contracts in progress in 2002.

     Rent expense decreased by $66,000, or 11.3%, in 2003 from 2002. As of December 28, 2003, and December 29, 2002, the Company was obligated on only one hotel lease.

     General and administrative expenses decreased by $3.0 million, or 37.7%, from 2002 to 2003. The decrease was due primarily to reduced administrative costs as a result of the sale of hotels during 2003.

     Depreciation and amortization expense increased by $170,000, or 10.9%, from 2002 to 2003, due primarily to additions to the reservation center’s capitalized computer hardware and software to accommodate its expanded customer base.

     The Company incurred development costs related to several sites upon which hotel development for third parties was planned. Due to the failure of an upturn in the hotel development industry in 2002, as had been previously anticipated, these previously capitalized development costs were charged off in 2002 since they did not improve the value of the land upon which they were incurred. The impact of these development cost charge-offs was approximately $1.9 million in 2002. An additional $6,000 of such expenditures was charged off in 2003.

     Additionally, in 2002 approximately $3.0 million of contracts receivable on two third party construction contracts were written off as uncollectible. One of the contracts receivable was for approximately $2.0 million, and the Company received an arbitration award for substantially all of its claim, but the owner of the hotel filed Chapter 11 bankruptcy on January 3, 2003. The bankruptcy was overturned by the court, but the owner of the hotel still did not pay the award. The Company purchased the first mortgage in 2003, foreclosed on the property, and acquired the hotel at a foreclosure sale, operating it with the intent to resell it. The Company expects to resell it in 2004 at a price that is expected to recover a portion of the amount charged off in 2002. The other contract receivable was for approximately $1.0 million, and arbitration proceedings were initiated on January 15, 2003; the owner of the hotel claims damages in excess of the amount owed. Any recovery from this contract will also be recorded as earned when and if received. Various other construction contracts receivable totaling approximately $600,000 were also written off in 2002. Miscellaneous construction contracts receivable totaling $61,000 were written off in 2003.

     Unsecured accounts receivable from the 15 hotels securing 15 first mortgage notes discussed below and various other accounts receivable were written off as uncollectible in the amount of approximately $650,000 and $1.3 million in 2003 and 2002, respectively.

     The Company sold its interests in 27 Sumner Suites hotels in 2000 to Prime Hospitality Corp., who subsequently converted all of them to their AmeriSuites hotel brand. The Company continued to hold the “Sumner Suites” trademark with the possibility of using it to brand future hotels it might develop or acquire. In the second quarter of 2002, management made the decision to abandon the trademark since the use of the name by the Company in the future is highly unlikely. Consequently, the remaining balance of $376,000 for the Sumner Suites trademark was written off in the second quarter of 2002. The Company carried intangible assets (deferred charges and goodwill) related to the acquisition and modifications of the franchising rights for Shoney’s Inns and Shoney’s Inns & Suites at $6.4 million. The Company had been unsuccessful in its efforts to sell new franchises for at least a year, and existing franchisees have exited the Shoney’s Inn system for the past several years. In the second quarter of 2002, the Company acquired the exclusive franchising rights for the GuestHouse International Inns & Suites brand. The Company decided to convert all existing Shoney’s Inns to the GuestHouse brand and to franchise only the GuestHouse brand in the future. No more attempts will be made to franchise the Shoney’s Inn brand. As a result, the value of the Shoney’s Inn franchising rights and related goodwill had been determined to be worthless. Consequently, the balance of $6.4 million was written off in the second quarter of 2002.

     The Company held 18 first mortgage notes receivable totaling $67.8 million resulting from the sale of hotels in 1998, 2000 and 2001, providing seller financing for a portion of the selling price at the time of the sale. The owners of 15 of the properties were affiliated with each other. The 15 mortgage notes were cross-collateralized and cross-defaulted and matured July 30, 2003. Even though all first mortgage payments on these 15 hotels were timely received through the end of 2002, the common owner had notified the Company that it was unlikely that it would be able to refinance the properties by the notes’ maturity dates. The Company did not desire to extend the maturity dates and, therefore, anticipated that it would be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began midway through the fourth quarter to find cash purchasers of the properties in the event the Company re-acquired ownership. Offers received had been disappointing, but the Company did not desire to take back ownership and operate the properties. Therefore, it has been selling the properties at values significantly below the balances of the notes receivable and as of December 29, 2002, wrote down the notes receivable by $18.1 million to the estimated net selling price of the properties. During 2003, the Company negotiated contracts to sell 13 of the 15 hotels, took deeds in lieu of foreclosure on these properties, and sold them at the negotiated prices. Two of these notes receivable remained outstanding at the end of 2003, and the Company intends to find buyers, take the hotels by deed in lieu of foreclosure, and sell them in 2004. The Company negotiated with the common owner of the other three hotels secured by first mortgage notes receivable held by the Company, and agreed to discount the notes in order to accelerate payment by its refinancing of the hotels. The Company wrote these notes down to their estimated collectible balances as of December 29, 2002. Two of these three notes receivable were refinanced by the owner in 2003 and paid the Company the proceeds; the third note was still outstanding at the end of 2003, and the owner was continuing to seek refinancing to pay the Company the proceeds. On January 30, 2004, this hotel was refinanced and the proceeds from the refinancing were paid to the Company resulting in no additional gain or loss. The total write-downs of all 18 notes receivable at the end of the Company’s 2002 fiscal year were $21.2 million. An additional $738,000 was written off in 2003 on these notes due to the insufficient net proceeds from the resale of the properties to cover the carrying value of the notes. Additionally, the Company wrote down $143,000 of other notes receivable in 2003 due from the three hotels with common ownership discussed above. Various other notes receivable totaling approximately $134,000 were written off in 2003.

     The Company tested its real estate owned as of December 28, 2003 and December 29, 2002, for impairment in accordance with SFAS No. 144. The Company sold a parcel of undeveloped land which it owned in early 2003 at net proceeds of less than the carrying value at the end of 2002. The carrying value of this land parcel was written down in 2002 to the net proceeds subsequently realized, thus reporting an impairment loss of $77,000 on this parcel. No additional impairment of real estate was recorded in 2003. Due to the current condition of the economy and of the lodging industry, it is reasonably possible that a change in the estimate of the fair value of other real estate, particularly hotels, owned by the Company may occur in the near future, resulting in additional impairment charges.

     The gain recognized on the sale of property in 2003 was $1.3 million compared with $677,000 in 2002. The gain of $1.3 million in 2003 included $657,000 from the sale of undeveloped land, $537,000 from the sale of one hotel and two restaurants previously deferred and reported on the installment method of accounting, and $58,000 from the sale of a restaurant to the lessee in 2003. The net gain recognized in 2002 included gains of $447,000 on the sale of two restaurants to the operator/lessees, and gains of $395,000 on the sale of excess land, partially offset by a loss of $232,000 due to costs incurred on the disposal of two hotels.

     In the third quarter of 2002, the Company sold all of its available-for-sale securities, recognizing a gain of $315,000.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $5.7 million of its 7.50% subordinated debentures in 2003 at a discount, recognizing a gain of $1.1 million. The Company also repurchased $6.6 million of its senior subordinated notes in 2003, recognizing a gain of $942,000. The Company terminated its credit facility with a financial institution in 2003, resulting in the write-off of $472,000 in unamortized deferred financing costs. The Company also paid off its outstanding industrial revenue bonds in 2003, resulting in the write-off of $176,000 in unamortized deferred financing costs.

     In 2002, the Company repurchased $1.6 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $375,000. Additionally, in 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its senior subordinated notes previously purchased for $5.3 million, for $7.5 million of its outstanding 7.50% subordinated debentures, recognizing a gain of $2.2 million. See the further discussion in “Liquidity and Capital Resources” below.

     Interest expense in 2003 decreased from 2002 by $1.0 million, or 11.4%, while interest income decreased by $2.7 million, or 54.9%. The decrease in interest expense was due primarily to the reductions in outstanding debt from debt repurchases, debt payoffs, and other debt reductions. Interest income decreased due to decreases in the interest rates charged on notes receivable due to the general decline in interest rates and the interest rate terms of those notes, to the collections of notes receivable from the proceeds of the sales of the underlying collateral, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

     The Company leased three hotels to Prime in July of 2000. In the first quarter of 2003, Prime abandoned the lease of the three hotels and the Company resumed operations of the hotels on April 5, 2003. Due to the terms of the lease agreement, the Company had recorded a liability and a deferred credit in July of 2000. Due to the lease abandonment by Prime in the first quarter of 2003, the remaining deferred amounts totaling $4.9 million, and $416,000 in cash received from Prime upon the abandonment, were recognized as lease abandonment income totaling $5.3 million in the first quarter of 2003. On June 13, 2003, the Company filed a complaint against Prime for its default under the lease, claiming damages to the Company in excess of $10.0 million.

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

     A zero effective tax rate for 2003 is due to utilization of net operating loss carryforwards that had a full valuation reserve; however, the tax benefit of $2.3 million is primarily due to additional taxes receivable recorded from an amendment of income tax returns for taxes previously paid.

     Discontinued operations resulted from the sale of one hotel in the second quarter of 2002, the sale of one and transfer of five hotels in the fourth quarter of 2002, the reclassification of five hotels to assets of hotels held for sale in the first quarter of 2003 (of which four have been sold), the acquisition of one hotel in the second quarter of 2003 with the intention to resell it, the sale of one hotel in the fourth quarter of 2003, and the reclassification of two hotels to assets of hotels held for sale in the fourth quarter of 2003 which are expected to be sold in the first half of 2004. The effects of these 16 hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale and assets of hotels transferred, have been removed from operating earnings in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

For the Fiscal Years Ended December 29, 2002 and December 30, 2001

     For the fiscal year ended December 29, 2002, total revenues decreased 43.8% to $19.8 million from $35.1 million for the fiscal year ended December 30, 2001.

     The Company owned and operated two hotel brands (Shoney’s Inns and GuestHouse) beginning in the second quarter of fiscal 2002, and Shoney’s Inns during 2001 and the first quarter of 2002. The Company owned and operated one AmeriSuites hotel throughout most of 2002. Revenues from hotel operations in fiscal 2002 increased by 8.8% to $2.2 million from $2.0 million for fiscal year 2001. For the one hotel opened for all of both years (same hotel), average daily room rates in 2002 increased 6.8% to $56.34 from $52.74 in 2001, and average occupancy rates decreased from 70.5% in 2001 to 64.6% in 2002, resulting in a decrease in same hotel revenues per available room (RevPAR) of 2.2%, from $37.17 in 2001 to $36.37 in 2002. RevPAR for all Company-owned Shoney’s Inns

/ GuestHouse increased by 11.4% in 2002 from 2001, from $32.66 to $36.37. The increases in the Shoney’s Inns / GuestHouse RevPAR were due primarily to the sale of two of the hotels in June of 2001 which had lower RevPAR than the one remaining hotel. The remaining (non-same) hotels contributed $854,000 to hotel revenues in 2002 compared with $638,000 in 2001. The $854,000 revenues from non-same (AmeriSuites) hotels in 2002 were from one AmeriSuites hotel which the Company operated for most of the year and continues to operate currently. The $638,000 revenues from non-same hotels in 2001 were from two Shoney’s Inns which were sold in the second quarter of 2001.

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

     Rent revenue was $1.4 million in 2002 and $1.5 million in 2001. Other income decreased by $50,000 in 2002 from 2001. Other income can vary widely from period to period due to the nature of this income and its varied sources.

     Hotel operating expenses for fiscal 2002 increased by $193,000, or 15.4%, to $1.4 million from $1.2 million in 2001. Hotel operating expenses on the non-same hotel operated in 2002 were $620,000 in 2002. Hotel operating expenses on the two non-same hotels sold in early 2001 were $498,000 in 2001. Hotel operating expenses on the one same-hotel increased by $71,000, or 9.5%, to $823,000 in 2002 from $752,000 in 2001. The operating expenses as a percentage of operating revenues for this activity increased from 63.0% in 2001 to 66.8% in 2002. Operating expenses as a percentage of operating revenues on the one same-hotel increased from 55.8% to 63.0% from 2001 to 2002. Hotel operating expenses on the same-hotel were not reduced as much as the decline in hotel revenues and maintenance and repair costs increased significantly in 2002 over 2001, thus reducing gross operating profit margin on this hotel.

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

     Depreciation and amortization expenses decreased by $73,000, or 4.4%, from 2001 to 2002. The Company sold two hotels in April of 2001. A reduction of $421,000 was due to the adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets effective with the 2002 fiscal year.

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

     Additionally, in 2002 approximately $3.0 million of contracts receivable on two third party construction contracts were written off as uncollectible. One of the contracts receivable was for approximately $2.0 million, and the Company received an arbitration award for substantially all of its claim, but the owner of the hotel filed Chapter 11 bankruptcy on January 3, 2003 (See further discussion above for 2003 compared with 2002). The other contract receivable is for approximately $1.0 million, and arbitration proceedings were initiated on January 15, 2003; the owner of the hotel claims damages in excess of the amount owed. Any recovery from these two contracts will be recorded as earned when received. Various other construction contracts receivable totaling approximately $600,000 were also written off in 2002.

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

     The Company held 18 first mortgage notes receivable totaling $67.8 million resulting from the sale of hotels in 1998, 2000 and 2001, providing seller financing for a portion of the selling price at the time of the sale. The owners of 15 of the properties were affiliated with each other. The 15 mortgage notes were cross-collateralized and cross-defaulted and matured July 30, 2003. Even though all first mortgage payments on these 15 hotels were timely received through the end of 2002, the common owner notified the Company that it was unlikely that it would be able to refinance the properties by the notes’ maturity dates. The Company did not desire to extend the maturity dates and, therefore, anticipated that it would be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began midway through the fourth quarter to find cash purchasers of the properties in the event the Company re-acquired ownership. Offers received were disappointing, but the Company did not desire to take back ownership and operate the properties. Therefore, it was likely to sell the properties at values significantly below the balances of the notes receivable and as of December 29, 2002, wrote down the notes receivable to the estimated net selling price of the properties. The Company was negotiating with the common owner of the other three hotels secured by first mortgage notes receivable held by the Company, and had agreed to discount the notes in order to accelerate payment by its refinancing of at least two of the hotels. The Company wrote these notes down to their estimated collectible balances as of December 29, 2002. The total write-downs of all 18 notes receivable at the end of the Company’s 2002 fiscal year were $21.2 million.

     The Company tested its real estate owned as of December 29, 2002, for impairment in accordance with SFAS No. 144. The Company sold a parcel of undeveloped land which it owned in early 2003 at net proceeds of less than the carrying value at the end of 2002. The carrying value of this land parcel was written down in 2002 to the net proceeds subsequently realized, thus reporting an impairment loss of $77,000 on this parcel.

     The gain recognized on the sale of property in 2002 was $677,000 compared with

$3.8 million in 2001. The net gain recognized in 2002 included gains of $447,000 on the sale of two restaurants to the operator/lessees, and gains of $395,000 on the sale of excess land, partially offset by a loss of $232,000 due to costs incurred on the disposal of two hotels. Other miscellaneous gains on sales of properties recognized in 2002 totaled $67,000, including gains deferred from previous years being recognized under the installment method of accounting. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting, including approximately $15,000 recognized in 2002.

     In the third quarter of 2002, the Company sold all of its available-for-sale securities, recognizing a gain of $315,000.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $1.6 million of its 7.50% subordinated debentures in 2002 at a discount, recognizing a gain of $375,000. In 2001, the Company repurchased $3.4 million of its 7.50% subordinated debentures at a discount, recognizing a gain of $913,000. Additionally, in 2002, the Company, in a negotiated transaction, exchanged $8.2 million face value of its senior subordinated notes previously purchased for $5.3 million, for $7.5 million of its outstanding 7.50% subordinated debentures, recognizing a gain of $2.2 million. The Company adopted Statement of Financial Accounting Standards No. 145 at the beginning of fiscal 2002. Accordingly, gains and losses from debt extinguishments are no longer classified in the statement of earnings as extraordinary items. See the further discussion in “Liquidity and Capital Resources” below.

     Interest expense in 2002 increased from 2001 by $560,000, or 6.8%, while interest income decreased by $1.3 million, or 20.3%. The increase in interest expense was due primarily to higher levels of borrowing on the Company’s bank credit facilities in 2002 than in 2001, partially offset by the effects of the continuing repurchases of the Company’s public debt. Interest income increased due to seller financing of a portion of the sales price of two Shoney’s Inns sold to franchisees in April of 2001, and one Shoney’s Inn sold in June of 2002, but was more than offset by decreases in the interest rates charged on other notes receivable due to the general decline in interest rates and the interest rate terms of those notes.

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

     Discontinued operations resulted from 16 hotels sold, transferred, and/or reclassified to hotels held for sale in 2002 and 2003. The effect of these hotels’ operations and the losses on the sales and transfer of the hotels have been removed from operating earnings and from the gain or loss on sale of property and leasehold interests in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

     Collectibility of Accounts and Notes Receivable: The Company continuously monitors collections from its customers and debtors under notes receivable and maintains allowances for doubtful accounts based upon historical experience and any specific customer collection issues that are identified. Notes receivable are generally secured by first mortgages on the underlying assets. The majority of these are from a group of companies that are affiliated with one another, creating a concentration of credit risk. The Company determined in the fourth quarter of 2002 that the fair values of the underlying assets were less than the balances of the first mortgage notes and that the notes receivable were under-collateralized. The Company, accordingly, recorded a write-down of $21.2 million in 2002 and $881,000 in 2003, as previously discussed.

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

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $12.8 million in 2003, compared with cash flows used in operating activities of $8.7 million in 2002 and cash flows provided by operating activities of $8.0 million in 2001. Earnings from continuing operations were $1.8 million in 2003 and $426,000 in 2001, while losses from continuing operations were $25.0 million in 2002. Depreciation and amortization was $1.7 million, $1.6 million, and $1.6 million in 2003, 2002, and 2001, respectively. The Company recognized $1.3 million, $677,000, and $3.8 million from gains on sale of property during 2003, 2002 and 2001, respectively. The gain of $3.8 million in 2001 included $3.6 million from the Company’s sale of one hotel and three restaurants. Another hotel was sold in 2001, but the gain was deferred and is being recognized under the installment method of accounting until full accrual accounting is warranted. Approximately $175,000 of the gain on the sale of two of the restaurants was also deferred and is being recognized under the installment method of accounting. The gains on early extinguishment of debt were all due to the repurchase by the Company of its outstanding public debt at a discount from face value. Decreases in accounts payable and accrued expenses used $1.8 million cash in 2003 and $3.5 million in 2002, respectively, as compared with cash provided of $6.7 million in 2001. An increase in trade receivables of $893,000 and $926,000 in 2003 and 2001, respectively, used cash, whereas a decrease in trade receivables of $162,000 provided cash in 2002. Construction contracts receivable used cash of $17.8 million, $5.4 million, and $1.6 million, in 2003, 2002 and 2001, respectively.

     The Company’s cash flows provided by investing activities were $61.1 million in 2003 and $3.9 million in 2002 in contrast to $4.7 million used in investing activities in 2001. Payments received on notes receivable were $39.5 million, $971,000, and $681,000 in 2003, 2002 and 2001, respectively. Proceeds from the sale of properties were $29.9 million, $6.4 million and $2.9 million in 2003, 2002 and 2001, respectively; these properties include hotels, restaurants and land. The Company has required capital principally for the construction and acquisition of lodging facilities and the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $7.8 million, $3.9 million, and $20.9 million in 2003, 2002, and 2001, respectively. As of the end of 2003, no hotels were under construction. The Company sold all of its available-for-sale securities in 2002 for $428,000, and invested $1.8 million in the acquisition of GuestHouse International Franchise Systems, Inc. and two hotel exchange transactions.

     Net cash used in financing activities was $37.4 million in 2003, compared with $3.7 million provided by financing activities in 2002 and $6.0 million used in financing activities 2001. The Company collected notes receivable from its chief executive officer in the amounts of $1.3 million and $250,000 in 2003 and 2002, respectively, representing all of these notes receivable. In 1999, the Company adopted a plan to repurchase up to $12.5 million of the Company’s outstanding common stock. In July of 1999 the Company increased the authorized amount to repurchase an additional $7.5 million of common stock pursuant to the plan, increasing the total amount authorized to $20.0 million. In 2000, 238,000 shares were repurchased for $1.2 million. In November of 2001 the Company increased the authorized amount to repurchase an additional $3.0 million of common stock pursuant to the plan, increasing the total amount authorized to $23.0 million. In 2003, 125,500 shares were repurchased for $452,000, in 2002, 25,000 shares were repurchased for $148,000, and in 2001, 457,000 shares were repurchased for $1.9 million. In the second quarter of 1999 the Company announced its plan to use up to $12.0 million of its Company funds to repurchase a portion of its $54.0 million outstanding convertible subordinated debentures. In the third quarter of 2000 the Company increased the total amount authorized to $20.0 million, and repurchased $21.0 million of this debt for $15.4 million in 2000. The Company increased the total amount authorized to $25.0 million in November of 2001. An additional $5.7 million of this debt was repurchased for $4.7 million in 2003, $1.6 million of this debt was repurchased for $1.2 million in 2002, and $3.4 million of this debt was repurchased for $2.3 million in 2001. In the third quarter of 1999 the

Company announced its plan to use up to $15 million of its Company funds to repurchase a portion of its outstanding $67.7 million senior subordinated notes. In 2003, the Company repurchased $6.6 million of these debt securities at a cost of $5.5 million.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility was for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 and real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base was the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and of the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan was at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit was at the lender’s base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company was to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contained covenants which limited or prohibited the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibited additional liens on the collateral, restricted mergers and the payment of dividends and restricted the Company’s ability to place liens on unencumbered assets. The credit facility contained financial covenants as to the Company’s minimum net worth. In the fourth quarter of 2003, the Company decided that the credit facility no longer served the Company’s needs, terminated the facility, and has received all of its collateral back from the financial institution. On January 6, 2004, the Company filed a complaint against the financial institution for its breach of the loan agreement, claiming damages to the Company in excess of $25 million

     The Company also maintained a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. This line of credit was paid off in the first quarter of 2003 and was not renewed.

     The Company also has a loan secured by its corporate aircraft with a balance of $5.3 million as of December 28, 2003. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

     The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $10.8 million mature in May of 2004. Its outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $22.2 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $16.4 million mature in September of 2007.

     The Company is evaluating various alternatives to maximize shareholder value. These alternatives could include, without limitation, the franchising and operation of additional GuestHouse Inns & Suites, a sale of the remaining Company-owned hotels, negotiating new credit arrangements, developing hotels for other owners, the repurchase of additional shares of the Company’s common stock or outstanding debt securities, or any combination of these or other strategies. The Company believes that a combination of existing cash, the liquidation of notes receivable, the sale of hotel properties, and net cash provided by operations, will be sufficient to fund its capital expenditures, debt repayments and operations for at least the next twelve months.

     The following table represents the Company’s outstanding contractual obligations as of December 28, 2003 excluding standby letters of credit of $625,000 outstanding at December 28, 2003. The letters of credit are maintained primarily to support the Company’s workers’ compensation insurance program.

	Payments due by period (in thousands of dollars)
		Less than	1 to 2	2 to 4	4 to 5	More than
	Total	1 year	years	years	years	5 years
7.50% convertible subordinated debentures	$10,772	$10,772	$—	$—	$—	$—
9.75% Series A and 10.15% Series A-1 senior subordinated notes	20,403	—	—	20,403	—	—
9.55% Series B and 9.95% Series B-1 senior subordinated notes	16,270	—	—	16,270	—	—
Notes payable - other	5,273	—	573	1,296	1,526	1,878
Operating lease obligations	642	350	292	—	—	—

Total	$53,360	$11,122	$865	$37,969	$1,526	$1,878

Recently Issued Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 required the Company to apply the provisions of FIN No. 46 immediately to any special purpose entities and variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

     In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability though many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

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

     The Company is exposed to market risk from changes in interest rates. The Company holds notes receivable that earn interest at variable rates. A hypothetical one-percentage point change in interest rates would change annual interest income by $90,000 based on the balances of these variable-rate notes receivable at December 28, 2003. Changes in interest rates would not impact interest expense since there was no long-term variable-rate debt at December 28, 2003.

     Management believes that market risk as a result of interest rate changes would have a minimal effect on the fair value of the Company’s fixed-rate debt because the fair value of the Company’s debt is traded based more on the public’s perception of the nature of the debt than on any fundamental changes in the debt markets.

     There were no significant changes in the Company’s market risk in the fiscal year ended December 28, 2003, and management foresees no significant changes in the Company’s exposure to fluctuations in interest rates in the near future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Financial Statements required by Item 8 are filed as a separate section of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     (a) As of December 28, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective as of December 28, 2003.

     (b) There were no significant changes in our internal controls over financial reporting during the fourth quarter of 2003.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information under the heading “2003 Auditor Fees” with respect to principal accountant fees and services, to be contained in the Company’s Proxy Statement with respect to the next Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Page
(a	)	1.	Financial Statements:
The following Financial Statements are included herein:
			Report of Independent Auditors	F-1
			Consolidated Balance Sheets at December 28, 2003 and December 29, 2002	F-2 - F-3
			Consolidated Statements of Operations for each of the three years in the period ended December 28, 2003	F-4 - F-5
			Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 28, 2003	F-6 - F-7
			Consolidated Statements of Cash Flows for each of the three years in the period ended December 28, 2003	F-8 - F-9
			Notes to Consolidated Financial Statements	F-10 - F-39
		2.	Financial Statement Schedules:
			Report of Independent Auditors	F-1
			Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules required by Regulation S-X are omitted as the required information is inapplicable or the information requested thereby is set forth in the financial statements or the notes thereto.

		3.	Exhibits:

The exhibits required by Item 601 of Regulation S-K and paragraph (c) of this Item 15 are listed below. Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form are:

10(9) — 1991 Stock Option Plan
10(10) — First Amendment to 1991 Stock Option Plan
10(11) — Second Amendment to 1991 Stock Option Plan
10(12) — Key Employee Supplemental Income Plan

Exhibit
Number	Exhibit
3(1)	—	Amended and Restated Charter. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

3(2)	—	Articles of Amendment to Charter creating Series A Subordinated Preferred Stock. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997

3(3)	—	Articles of Amendment to Amended and Restated Charter dated September 8, 1997. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998

3(4)	—	Amended and Restated Bylaws. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

3(5)	—	Amendment to the Amended and Restated Bylaws adopted on July 31, 1996. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 13, 1998

4(1)	—	Amended and Restated Charter. Section 6 of the Amended and Restated Charter is included in Exhibit 3(1)

4(2)	—	Indenture dated as of June 6, 1994, by and between the Registrant and Third National Bank in Nashville, Tennessee, Trustee, relating to $54,000,000 in 7 1/2 Convertible Subordinated Debentures due 2004. Incorporated by reference to the Company’s Registration Statement on Form S-3, Commission File No. 33-77910, filed with the Commission on April 19, 1994

4(3)	—	Indenture dated as of November 15, 1996, by and between the Registrant and Bankers Trust Company, Trustee, relating to Senior Subordinated Notes. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(4)	—	First Supplemental Indenture dated as of November 15, 1996 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9 3/4% Senior Subordinated Notes due 2006, Series A. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 20, 1996

4(5)	—	Second Supplemental Indenture dated as of September 25, 1997 by and between the Registrant and Bankers Trust Company, Trustee, relating to 9.55% Senior Subordinated Notes due 2007, Series B. Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Commission on September 30, 1997

4(6)	—	Third Supplemental Indenture dated July 1, 2003 between Registrant and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, relating to 10.15% Senior Subordinated Notes due 2006, Series A-1. Incorporated by reference to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-98789, filed with the Commission on May 30, 2003.

4(7)	—	Fourth Supplemental Indenture dated July 1, 2003 between Registrant and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company), as Trustee, relating to 9.95% Senior Subordinated Notes due 2007, Series B-1. Incorporated by reference to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-98789, filed with the Commission on May 30, 2003.

4(8)	—	Fifth Supplemental Indenture dated July 1, 2003 between Registrant and Deutsche Bank Trust Company Americas (formerly Bankers Trust Company). Incorporated by reference to the Company’s Registration Statement on Form S-4/A, Commission File No. 333-98789, filed with the Commission on May 30, 2003.

The Registrant agrees to furnish to the Securities and Exchange Commission, upon request, any and all instruments defining the rights of holders of long-term debt of the Registrant and its subsidiaries, the total amount of which does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis.

Exhibit
Number	Exhibit
10(1)	—	Amended and Restated Partnership Agreement of Demonbreun Hotel Associates, Ltd., dated October 22, 1991. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(2)	—	Agreement of Limited Partnership of Shoney’s Inn North, Ltd., dated December 31, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(3)	—	Partnership Agreement of Shoney’s Inn of Atlanta, N.E., dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(4)	—	Partnership Agreement of Shoney’s Inn of Stockbridge, dated December 26, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(5)	—	Joint Venture Agreement of Atlanta Shoney’s Inns Joint Venture, dated May 4, 1988. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(6)	—	Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Gulfport, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(7)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inn of Bossier City, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(8)	—	Second Amended and Restated Limited Partnership Agreement of Shoney’s Inns of New Orleans, Ltd., dated January 1, 1987. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

10(9)	—	1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(10)	—	First Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(11)	—	Second Amendment to 1991 Stock Option Plan. Incorporated by reference to the Company’s Registration statement on Form S-8, filed with the Commission on June 24, 1997

10(12)	—	Key Employee Supplemental Income Plan. Incorporated by reference to the Company’s Registration statement on Form S-1, Commission File No. 33-44504, filed with the Commission on December 12, 1991

Exhibit
Number	Exhibit
10(13)	—	Rights Agreement between the Registrant and SunTrust, Atlanta, as Rights Agent, dated as of June 27, 1997. Incorporated by reference to the Company’s Registration Statement on Form 8-A filed with the Commission on July 3, 1997

10(14)	—	Loan and Security Agreement by and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of August 27, 1999. Incorporated by reference to the Company’s Current Report on Form 8-K dated September 15, 1999, filed with the Commission on September 28, 1999.

10(15)	—	Amendment Number One to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of October 3, 2001. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 1, 2002.

10(16)	—	Amendment Number Two to Loan and Security Agreement between and among The Hotel Group, Inc., as Borrower, the Registrant, as Holdings, and the financial institutions that are signatories thereto, the Lenders, and Foothill Capital Corporation, as Agent, dated as of November 26, 2002. Incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the Commission on April 14, 2003.

10(17)	—	Lease Agreement by and between Southeast Texas Inns, Inc., ad landlord, and May-Ridge, L.P., as tenant, dated as of July 9, 2000. Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on July 24, 2000.

10(18)	—	Amended and Restated License Agreement entered into September 27, 2000 by and between Shoney’s Inc., ShoLodge Franchise Systems, Inc and the Company. Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 15, 2000.

10(19)	—	Purchase and Sale Agreement dated as of April 30, 2002, by and among ShoLodge, Inc., GuestHouse Franchise Systems, LLC and Surburban Franchise Holding Company LLC. Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the Commission on July 16, 2002.

21	—	Subsidiaries of the Registrant*

23(1)	—	Consent of Ernst & Young LLP*

31.1	—	Certifications required by Section 404 of the Sarbanes-Oxley Act of 2002.*

32.1	—	Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b)	The following reports on Form 8-K were filed during the fourth quarter ended December 28, 2003:

Current report on Form 8-K filed with the Commission on November 4, 2003 relating to a press release announcing the completion of the Company’s tender offer relating to the purchase of the Company’s Senior Subordinated Notes.

Current report on Form 8-K filed with the Commission on November 10, 2003 relating to a press release announcing the first joint franchise owners council meeting involving the GuestHouse International Franchise Advisory Committee and the former Shoney’s Inn Franchise Owner’s Council.

Current report on Form 8-K filed with the Commission on November 19, 2003 relating to a press release announcing financial results for the third quarter ended October 5, 2003.

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

SHOLODGE, INC.

Date: April 5, 2004	/s/ Leon Moore

Leon Moore
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Leon Moore Leon Moore	Chairman, Chief Executive Officer, Principal Executive Officer, Director	April 5, 2004

/s/ Bob Marlowe Bob Marlowe	Secretary, Treasurer, Chief Financial Officer, Chief Accounting Officer, Principal Accounting Officer, Director	April 5, 2004

/s/ Richard L. Johnson Richard L. Johnson	Executive Vice President, Director	April 5, 2004

/s/ Earl H. Sadler Earl H. Sadler	Director	April 5, 2004

/s/ Helen L. Moskovitz Helen L. Moskovitz	Director	April 5, 2004

/s/ David M. Resha David M. Resha	Director	April 5, 2004

Report of Independent Auditors

Shareholders and Board of Directors
ShoLodge, Inc.

We have audited the accompanying consolidated balance sheets of ShoLodge, Inc. and subsidiaries as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 28, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ShoLodge, Inc. and subsidiaries at December 28, 2003 and December 29, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note l to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 31, 2004

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 28,	December 29,
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$12,491,736	$1,534,942
Restricted cash	—	100,000
Accounts receivable :
Trade, net of allowance for doubtful accounts of $653,632 and $394,480 for 2003 and 2002, respectively	2,188,312	1,944,357
Construction contracts	837,714	136,865
Construction contracts due from related parties	22,668,784	5,671,892
Costs and estimated earnings in excess of billings on construction contracts	39,832	—
Income taxes receivable	3,908,041	9,900,782
Prepaid expenses	314,967	319,595
Notes receivable, net	6,641,598	44,823,055
Assets of hotels transferred under contractual agreements (notes receivable)	4,352,000	11,571,564
Assets of hotels held for sale	16,139,477	9,485,357
Assets of other hotels in discontinued operations	—	21,563,804
Other current assets	45,352	68,302

Total current assets	69,627,813	107,120,515
Notes receivable, net	4,702,058	7,065,318
Property and equipment	40,369,304	41,123,778
Less accumulated depreciation and amortization	(6,922,065)	(6,387,327)

	33,447,239	34,736,451
Land under development or held for sale	10,644,991	14,114,353
Deferred charges, net	437,353	1,790,320
Goodwill	765,711	765,711
Trademarks and franchise rights, net	473,366	703,366
Other assets	1,921,596	983,124

	$122,020,127	$167,279,158

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets (continued)

	December 28,	December 29,
	2003	2002
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$5,450,275	$10,623,527
Taxes payable other than on income	344,179	609,259
Current portion of long-term debt	11,344,902	67,548,511

Total current liabilities	17,139,356	78,781,297
Long-term debt, less current portion	41,373,383	24,381,276
Deferred tax liability	783,485	—
Deferred credits	153,106	2,314,922
Minority interests in equity of consolidated subsidiaries and partnerships	388,699	607,493

Total liabilities	59,838,029	106,084,988
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized; no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 4,993,278 and 5,118,778 shares issued and outstanding as of December 28, 2003 and December 29, 2002, respectively)	1,000	1,000
Additional paid-in capital	23,127,821	23,579,621
Retained earnings	39,053,277	38,753,965
Notes receivable from officer, net of discount of $140,833 as of December 29, 2002	—	(1,140,416)

Total shareholders’ equity	62,182,098	61,194,170

	$122,020,127	$167,279,158

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Revenues:
Hotel	$3,841,825	$2,160,261	$1,985,551
Franchising, reservation and management	7,674,896	6,083,606	3,970,821
Construction and development – related parties	21,978,398	5,687,874	34,992
Construction and development – other	2,007,192	4,224,408	27,444,893
Rent	399,969	1,431,443	1,485,759
Other income	152,508	176,454	227,134

Total revenues	36,054,788	19,764,046	35,149,150
Costs and expenses:
Hotel	3,014,318	1,442,757	1,250,107
Franchising, reservation and management	6,476,765	4,275,949	2,191,659
Construction and development	20,333,598	12,119,271	25,691,829
Rent expense	518,022	583,904	581,900
General and administrative	4,978,228	7,987,192	5,858,623
Depreciation and amortization	1,740,793	1,570,360	1,643,273
Write-off of pre-development costs	5,993	1,863,628	—
Write-off of construction contracts receivable	61,475	3,631,267	—
Write-off of trade receivables	649,543	1,296,558	—
Write-off of goodwill	—	2,387,100	—
Write-off of trademarks and franchise rights	—	4,421,535	—
Write-down of notes receivable	1,014,890	21,167,013	—
Impairment of real estate	—	76,903	—

Total expenses	38,793,625	62,823,437	37,217,391

Operating loss	(2,738,837)	(43,059,391)	(2,068,241)
Gain on sale of properties	1,251,371	676,653	3,791,288
Gain on sale of available-for-sale securities	—	314,988	—
Gain on early extinguishments of debt	1,344,474	2,592,038	912,719
Interest expense	(7,775,244)	(8,780,185)	(8,219,985)
Interest income	2,249,343	4,990,654	6,262,572
Lease abandonment income	5,329,504	—	—
Arbitration award	—	8,900,000	—

Earnings (loss) from continuing operations before income taxes and minority interests	(339,389)	(34,365,243)	678,353
Income tax benefit (expense)	2,256,352	9,167,859	(194,000)
Minority interests in (earnings) loss of consolidated subsidiaries and partnerships	(106,206)	178,986	(58,255)

Earnings (loss) from continuing operations	1,810,757	(25,018,398)	426,098

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Operations (continued)

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax effect of $263,000, $41,000, and $298,000 for 2003, 2002 and 2001, respectively	$430,376	$67,019	$485,447
Loss on disposal and transfer of discontinued operations, net of income tax benefit of $1,190,000 and $2,020,000 for 2003 and 2002, respectively	(1,941,821)	(3,296,185)	—

Net earnings (loss)	$299,312	$(28,247,564)	$911,545

Net earnings (loss) per common share:
Basic:
Continuing operations	$0.36	$(4.89)	$0.08
Discontinued operations:
Operations of hotels disposed of and transferred	0.08	0.01	0.08
Loss on disposal and transfer of discontinued operations	(0.38)	(0.64)	—

Net earnings (loss)	$0.06	$(5.52)	$0.16

Diluted:
Continuing operations	$0.36	$(4.89)	$0.08
Discontinued operations:
Operations of hotels disposed of and transferred	0.08	0.01	0.08
Loss on disposal and transfer of discontinued operations	(0.38)	(0.64)	—

Net (loss) earnings	$0.06	$(5.52)	$0.16

Weighted average common shares outstanding:
Basic	5,071,198	5,113,953	5,464,533

Diluted	5,071,198	5,113,953	5,529,825

See accompanying notes

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

			Notes	Additional
	Common Stock		Receivable From	Paid-In
	Shares	Amount	Officer	Capital
Balance, December 31, 2000	5,544,211	$1,000	$(1,247,750)	$25,425,175
Exercise of stock options, net	1,067	—	—	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(102,055)	—
Net earnings	—	—	—	—
Change in unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—
Comprehensive earnings
Common stock repurchased	(457,000)	—	—	(1,909,670)

Balance, December 30, 2001	5,088,278	1,000	(1,349,805)	23,519,506
Exercise of stock options, net	55,500	—	—	208,125
Payment received on notes receivable from officer	—	—	250,000	—
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(40,611)	—
Net loss	—	—	—	—
Change in unrealized gain on securities available-for-sale, net of income taxes	—	—	—	—
Comprehensive loss
Common stock repurchased	(25,000)	—	—	(148,010)

Balance, December 29, 2002	5,118,778	1,000	(1,140,416)	23,579,621
Payment received on notes receivable from officer	—	—	1,281,249	—
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(140,833)	—
Net loss	—	—	—	—
Common stock repurchased	(125,500)	—	—	(451,800)

Balance, December 28, 2003	4,993,278	$1,000	$—	$23,127,821

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Shareholders’ Equity (continued)

Years ended December 28, 2003, December 29, 2002, and December 30, 2001

		Accumulated
		Other
	Retained	Comprehensive
	Earnings	Income	Total
Balance, December 31, 2000	$66,089,984	$53,231	$90,321,640
Exercise of stock options, net	—	—	4,001
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(102,055)
Net earnings	911,545	—	911,545
Change in unrealized gain on securities available-for-sale, net of income taxes	—	47,076	47,076

Comprehensive earnings			958,621

Common stock repurchased	—	—	(1,909,670)

Balance, December 30, 2001	67,001,529	100,307	89,272,537
Exercise of stock options, net	—	—	208,125
Payment received on notes receivable from officer	—	—	250,000
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(40,611)
Net loss	(28,247,564)	—	(28,247,564)
Change in unrealized gain on securities available-for-sale, net of income taxes	—	(100,307)	(100,307)

Comprehensive loss			(28,347,871)

Common stock repurchased	—	—	(148,010)

Balance, December 29, 2002	38,753,965	—	61,194,170
Payment received on notes receivable from officer	—	—	1,281,249
Interest accreted on notes receivable from officer for exercise of options to purchase common stock	—	—	(140,833)
Net earnings	299,312	—	299,312
Common stock repurchased	—	—	(451,800)

Balance, December 28, 2003	$39,053,277	$—	$62,182,098

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Cash flows from operating activities
Net earnings (loss)	$299,312	$(28,247,564)	$911,545
Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:
Discontinued operations, net of tax	1,511,445	3,229,166	(485,447)
Depreciation and amortization	1,740,793	1,570,360	1,643,273
Write-off of pre-development costs	5,993	1,863,628	—
Write-off of construction contracts receivable	61,475	3,631,267	—
Write-off of trade receivables	649,543	1,296,558	—
Write-off of goodwill and other intangible assets	—	6,808,635	—
Write-down of notes receivable	1,014,890	21,167,013	—
Impairment of real estate	—	76,903	—
Amortization of deferred charges recorded as interest expense	715,347	567,800	603,385
Accretion of debt recorded as interest expense	656,019	353,241	—
Recognition of previously deferred gains	(63,268)	(230,082)	(305,391)
Gain on sale of properties	(1,251,371)	(676,653)	(3,791,288)
Gain on sale of available-for-sale securities	—	(314,988)	—
Gain on early extinguishments of debt	(1,344,474)	(2,592,038)	(912,719)
Lease abandonment income	(5,329,504)	—	—
Deferred income tax expense (benefit)	783,485	(992,275)	(3,298,148)
Minority interest in earnings (loss) of consolidated subsidiaries and partnerships	106,206	(178,984)	58,255
Changes in assets and liabilities:
Trade receivables	(893,498)	162,140	(926,097)
Construction contracts receivable	(762,324)	248,370	(1,610,873)
Construction contracts receivable from related parties	(16,996,892)	(5,671,892)	—
Costs and estimated earnings in excess of billings on construction contracts	(39,832)	3,063,747	(3,020,903)
Income taxes receivable and payable and taxes payable other than on income	8,174,077	(10,503,463)	12,222,557
Prepaid expenses	4,628	46,254	(54,336)
Other assets	17,255	92,185	361,395
Accounts payable and accrued expenses	(1,829,896)	(3,508,831)	6,653,310

Net cash (used in) provided by operating activities	(12,770,591)	(8,739,503)	8,048,518

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Cash flows from investing activities
Restricted cash	$100,000	$1,881,747	$12,624,732
Payments received on notes receivable	39,529,827	971,074	681,433
Capital expenditures	(807,815)	(3,946,415)	(20,931,949)
Purchase of assets of hotel held for sale	(6,981,432)	—	—
Purchase of other assets	(1,050,000)	—	—
Proceeds from sale of properties	29,949,612	6,364,023	2,907,258
Proceeds from sale of available-for-sale securities	—	428,415	—
Proceeds from lease abandonment	415,668	—	—
Acquisitions	(20,000)	(1,839,491)	—

Net cash provided by (used in) investing activities	61,135,860	3,859,353	(4,718,526)
Cash flows from financing activities
Payments received on notes receivable from officer	1,281,249	250,000	—
Deferred loan costs	(225,623)	(415,687)	(474,068)
Proceeds from long-term debt	6,726,904	32,093,000	7,500,000
Payments on long-term debt	(44,414,205)	(28,276,497)	(11,085,783)
Distributions to minority interests	(325,000)	—	—
Exercise of stock options	—	208,125	4,001
Purchases of treasury stock	(451,800)	(148,010)	(1,909,670)

Net cash (used in) provided by financing activities	(37,408,475)	3,710,931	(5,965,520)

Net increase (decrease) in cash and cash equivalents	10,956,794	(1,169,219)	(2,635,528)
Cash and cash equivalents – beginning of year	1,534,942	2,704,161	5,339,689

Cash and cash equivalents – end of year	$12,491,736	$1,534,942	$2,704,161

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years ended December 28, 2003, December 29, 2002 and December 30, 2001

1. Summary of Significant Accounting Policies

The business activities of ShoLodge, Inc. and subsidiaries (the “Company”) are composed primarily of owning, franchising, operating, and leasing lodging facilities, providing reservation services to franchisees and other hotel chains, and commercial construction. Presently, the Company operates three hotel brands: Shoney’s Inns, GuestHouse Inns & Suites, and AmeriSuites. As of December 28, 2003, the Company derived its hotel revenues from three owned properties located in three states across the United States. Of these three properties, one is located in Texas, one in Georgia, and one in Virginia. One of the properties is a GuestHouse Inn & Suites and the other two are AmeriSuites hotels.

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

Risks and Uncertainties. As discussed in Note 10, the Company derived significant amounts of its construction and development revenues in 2002 and 2003 from related parties. The Company’s operations would be significantly impacted by a decline in services provided to these related parties. Consequently, any such decline could have a detrimental effect on the financial position and results of operations of the Company.

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

Property and Equipment is recorded at cost and is evaluated for impairment as described below. Depreciation is computed primarily on the straight-line method over the estimated useful lives of the related assets, generally forty years for buildings and improvements and seven years for furniture, fixtures and equipment. Significant improvements are capitalized while maintenance and repairs are expensed as incurred. The Company capitalizes direct and indirect costs of construction and interest during the construction period. Interest costs capitalized during the years ended December 30, 2001, December 29, 2002 and December 28, 2003 were approximately $858,000, $80,000 and $0, respectively. Pre-opening costs are expensed as incurred. The Company recognized no impairment losses in 2001, 2002, nor 2003 on hotels owned and operated by the Company included in continuing operations.

Land Under Development or Held For Sale consists of land adjacent to hotels developed by the Company, land adjoining the Company’s corporate headquarters and other commercial tracts which are being developed for sale or are held for sale. Such amounts are recorded at cost and are evaluated for impairment as described below. The Company recognized approximately $77,000 of impairment losses on land under development or held for sale parcels in 2002. There were no impairment losses on land under development or held for sale in 2001 nor 2003. The Company capitalizes direct costs related to specific future projects (“pre-development costs”) when they are deemed probable. Such amounts are expensed to operations when the related project is no longer considered probable. The Company expensed approximately $0, $1,864,000, and $6,000 of pre-development costs in 2001, 2002 and 2003, respectively.

Deferred Charges represent loan costs incurred in obtaining financing and are amortized using the interest method over the respective terms of the related debt. Accumulated amortization totaled approximately $2,637,000 and $1,405,000 as of December 29, 2002 and December 28, 2003, respectively.

Investments. The Company’s investment securities were classified as available-for-sale and were included in other assets in the accompanying balance sheets. Available-for-sale securities were carried at fair value with unrealized holding gains and losses, net of tax effects, reported as a separate component of shareholders’ equity. The Company disposed of its investment in these securities in 2002 and, accordingly, recognized a gain

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

of approximately $315,000 in that year.

Goodwill includes excess of cost over fair value of net assets acquired in the amount of approximately $766,000 at December 29, 2002 and December 28, 2003.

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

		Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Reported net earnings (loss)	$299,312	$(28,247,564)	$911,545
Add: Goodwill and indefinite lived assets amortization, net of tax	—	—	260,840

Pro forma adjusted net earnings (loss)	$299,312	$(28,247,564)	$1,172,385

Pro forma adjusted earnings per share basic	$0.06	$(5.52)	$0.21
Pro forma adjusted earnings per share diluted	$0.06	$(5.52)	$0.21

Trademark, Franchise Costs and Reservation Rights include costs of GuestHouse International Franchise Systems, Inc., franchise rights acquired on May 3, 2002, for $750,000. These franchise rights are being amortized on a straight-line basis over a period of three years. As of December 28, 2003, the franchise rights on GuestHouse were approximately $333,000 net of accumulated amortization of approximately $417,000. At December 28, 2003, trademark and franchise costs also include costs in the amount of approximately $120,000 incurred on June 3, 2002 in the acquisition of USInns license rights and $20,000 incurred on January 22, 2003 in the acquisition of travel portal domain Itravel.com. The life of these rights are indefinite. All franchise rights are included in the franchising, reservation, and management segment.

Other Assets include cash surrender value of life insurance, non-current portion of direct

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

Advertising. The Company charges the costs of advertising to expense as incurred. Advertising expense was approximately $486,000, $520,000 and $611,000 for the years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively.

Income Taxes. The Company uses the liability method to account for income taxes.

Hotel Revenues are recognized as services are rendered.

Construction and Development Revenues from fixed-price and cost-plus construction contracts are recognized based on the percentage of completion method, measured by the percentage of cost incurred to total estimated cost for each contract. This method is used because management considers costs incurred to be the best available measure of progress on these contracts. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. No material amounts were recognized due to revisions in 2001, 2002 or 2003.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

and the evidence supporting the claim is objective and verifiable. If such requirements are met, revenue from a claim is recorded to the extent that contract costs relating to the claim have been incurred. Costs attributable to claims are treated as costs of contract performance as incurred. No material amounts were recognized due to claims in 2001, 2002, or 2003.

Franchising, Reservation and Management Revenues are recognized as earned.

Gains from the Sale of Land and Hotel Properties is recognized at the time the sale is consummated, the minimum down payment is received, and there is no significant continuing involvement. Losses on the sale or transfer of land and hotel properties are recognized at the time the sale or transfer occurs to the extent that such losses have not already been recognized through impairment or otherwise.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

		Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Net earnings (loss)	$299,312	$(28,247,564)	$911,545
Less: total stock-based employee compensation expense determined under fair value based method for all awards granted since January 1, 1995	—	(18,732)	(95,685)

Pro forma net earnings (loss)	$299,312	$(28,266,296)	$815,860

Pro forma earnings (loss) per share-basic	$0.06	$(5.53)	$.15
Pro forma earnings (loss) per share-diluted	0.06	(5.53)	.15

There were no grants of stock-based compensation in 2001, 2002 or 2003.

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

Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, construction contracts receivable, and notes receivable. The Company places its cash investments with high credit quality financial institutions which are members of the FDIC thus reducing any potential risk. Concentrations of credit risk with respect to trade receivables are limited due to the Company’s large number of customers and their dispersion across many geographic areas. Concentrations of credit risk with respect to construction contracts receivable and notes receivable are increased due to the smaller number of contracts and notes and their higher dollar amounts. The Company performs credit evaluations of its customers and generally does not require collateral or other security to support customer receivables.

As of December 29, 2002, approximately $58,762,000 of notes receivable were from a group of companies affiliated with one another, which acquired and operated 16 of the hotels described in Note 13. Although notes receivable generally consist of first mortgage notes that are cross-collateralized and cross-defaulted, in the event the fair values of the underlying assets were to be less than balances of the first mortgage notes, the notes receivable could be under-collateralized; as of December 29, 2002, these notes receivable totaling approximately $58,762,000 were written down to approximately $40,564,000 based upon the estimated fair values of the underlying properties and the Company’s anticipation of taking ownership of the properties by deeds in lieu of

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

foreclosure due to the notes’ maturity in July of 2003 and the owner’s indicated inability to pay the notes at maturity. During 2003, the Company took ownership of all but two of the underlying properties by deeds in lieu of foreclosure and immediately resold them, writing down the carrying value of the notes by an additional $867,000 since the net proceeds were insufficient by that amount to pay the then carrying value of the notes in full. As of December 28, 2003, the two remaining first mortgage notes were carried at $3,493,000, representing the estimate fair value of the two underlying hotel properties.

Reclassifications. Certain reclassifications have been made in the 2001 and 2002 consolidated financial statements to conform to the classifications used in 2003. These reclassifications had no impact on net income (loss) as previously reported.

Recently Issued Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“FIN No. 46”). FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 required the Company to apply the provisions of FIN No. 46 immediately to any special purpose entities and variable interest entities created after January 31, 2003. Application of the provisions will be required for all other variable interest entities in financial statements for periods ending after March 15, 2004. The adoption of FIN No. 46 is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability though many of these instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial position or results of operations.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

2. Property and Equipment

Property and equipment consists of:

	December 28,	December 29,
	2003	2002
Land and improvements	$3,679,677	$3,690,864
Buildings and improvements	21,693,326	22,589,633
Furniture, fixtures, equipment and software	14,996,301	14,843,281

	40,369,304	41,123,778
Less accumulated depreciation and amortization	(6,922,065)	(6,387,327)

	$33,447,239	$34,736,451

3. Long-Term Debt

Long-term debt consists of:

	December 28,	December 29,
	2003	2002
Industrial revenue bonds, due in varying amounts through 2017	$—	$2,820,000
7.50% Convertible subordinated debentures	10,772,000	16,520,000
9.75% Series A senior subordinated notes	7,323,260	23,657,419
10.15% Series A-1 senior subordinated notes	13,080,000	—
9.55% Series B senior subordinated notes	7,744,120	19,064,942
9.95% Series B-1 senior subordinated notes	8,526,000	—
Bank credit facilities	—	22,156,276
Note payable – bank, bearing interest at 8.19%, due in varying amounts through 2010	5,272,905	7,711,150

	52,718,285	91,929,787
Less current portion	(11,344,902)	(67,548,511)

	$41,373,383	$24,381,276

The bank note payable is collateralized by equipment with a net book value of approximately $7.5 million at December 28, 2003.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

During November 1996, the Company issued $33,150,000 of 9.75% senior subordinated notes, Series A, under an aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in November 2006, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all existing and future senior indebtedness of the Company. Additionally, in September 1997, the Company issued $35,000,000 of 9.55% senior subordinated notes, Series B, also under the aggregate $125,000,000 senior subordinated indenture agreement. The notes mature in September 2007, with interest payable quarterly. The notes are unsecured and subordinated in right of payment to the prior payment in full of all other senior indebtedness of the Company and will be senior in right of payment to, or pari passu with all other subordinated indebtedness of the Company, including the Series A notes. Both Series A and Series B of the senior subordinated notes were subject to annual redemptions at the option of the holder of the notes in the amount of 5% of the original aggregate amount issued under the indenture, which is $3,407,500 per year beginning December 1, 1999. The note holders exercised this option in each of the years through 2002. Accordingly, the annual redemption amount has been included in current portion of long-term debt in these financial statements through 2002. In 2003, the Company completed an Exchange Offer and Consent Solicitation (“Exchange Offer”), which contained modifications of the financial covenants, including the elimination of the annual redemption rights. Additionally, the Exchange Offer resulted in the Company’s exchanging Series A-1 and Series B-1 notes for a portion of the Series A and Series B notes, respectively. The only difference between the Series A-1 and Series B-1 notes from the Series A and Series B notes is that they bear a 40 basis point higher interest rate.

The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility was for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 (Note 13) and the real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base was the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes, and of the real property collateral (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan was at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit was at the lender’s base rate plus 250 basis points, with a floor of 7.00% on both portions of the facility. The Company was to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contained covenants which limited or prohibited the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibited additional liens on the collateral, restricted mergers and the payment of dividends and restricted the Company’s ability to place liens on unencumbered assets. The credit facility contained financial covenants as to the Company’s minimum net worth. In 2003, the Company decided that the credit facility no longer served the Company’s needs, terminated the facility, and has received all of its collateral back from the financial institution. The Company wrote off related unamortized deferred financing costs of $472,000 in 2003.

The Company also maintained a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. This line of credit was paid off in the first quarter of 2003 and was not renewed since it was determined that it was not needed in the foreseeable future.

In the years ended December 30, 2001, December 29, 2002, and December 28, 2003, the Company repurchased $3,412,000, $1,590,000, and $12,301,000, respectively, of the Company’s previously issued subordinated debt at a discount from face value. These repurchases resulted in pretax gains, net of the write-off of related unamortized deferred financing costs of $913,000, $375,000, and $1,993,000 in 2001, 2002, and 2003, respectively. Additionally in 2002, the Company, in a negotiated transaction, exchanged $8,233,000 face value of its senior subordinated notes previously purchased for $5,269,000, for $7,486,000 of its outstanding 7.50% subordinated debentures, resulting in a net pretax gain of $2,217,000.

The Company paid off the industrial revenue bonds in 2003 prior to their maturity and wrote off the related unamortized deferred financing costs of $176,000 in 2003.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Maturities of long-term debt are as follows:

2004	$11,344,902
2005	621,624
2006	21,077,751
2007	17,001,973
2008	794,094
Thereafter	1,877,941

$52,718,285

4. Commitments and Contingencies

The Company and its subsidiaries lease certain property and equipment under non-cancelable operating lease agreements. Total rental expense under operating leases for the years ended December 30, 2001, December 29, 2002 and December 28, 2003 was approximately $582,000, $584,000 and $518,000, respectively.

Future minimum rental payments are as follows:

2004	$350,000
2005	291,667
Thereafter	-

$641,667

The Company is self-insured for workers’ compensation benefits up to $500,000 annually in the aggregate and $250,000 per occurrence and has recorded an accrual for all expected and outstanding claims at December 28, 2003. While the Company’s ultimate liability may exceed or be less than the amount accrued, the Company believes that it is unlikely that it would experience losses that would be materially in excess of such estimated amounts. In addition to the recorded accruals, the Company had outstanding letters of credit in the amount of $512,000 as of December 29, 2002 and December 28, 2003 to satisfy workers’ compensation self-insurance security deposit requirements.

The Company is or has been a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The construction of a hotel was completed for a third party during 2001, and a balance of approximately $2,000,000 remained uncollected as of December 29, 2002. The

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Company had a lien against the property and filed an arbitration claim against the owner. The Company received an arbitration award of substantially all of its claim in the fourth quarter of 2002 to be paid within 30 days of the October 30, 2002 award date. The owner of the hotel failed to pay the award when due, and on January 3, 2003 filed Chapter 11 bankruptcy. As a result, the Company charged the entire balance off in the fourth quarter of 2002. The bankruptcy was subsequently deemed by the court to be in bad faith and was set aside. The Company acquired the first mortgage on this hotel in 2003 and foreclosed on the mortgage, acquiring the hotel at a foreclosure sale, with the intent to operate the hotel until a purchaser was found. A prospective buyer has been located to purchase the hotel. The Company expects to recover all or a portion of the 2002 write-off in 2004 when the sale is consummated.

Another contract receivable is for approximately $1,000,000, and arbitration proceedings were initiated on January 15, 2003. The owner of the hotel claims damages in excess of the amount owed. Consequently, the Company charged the entire amount off in its fourth quarter of 2002. Any recovery from this contract will be recorded as earned when received. Approximately $600,000 of other construction contracts receivable was also charged off as uncollectible in the fourth quarter of 2002. Charge-offs of construction contracts receivable then totaled $3.6 million in 2002.

5. Earnings (Loss) Per Share

The following table reconciles earnings and weighted average shares used in the earnings (loss) per share (“EPS”) calculations for fiscal years 2003, 2002 and 2001.

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Numerator:
Earnings (loss) from continuing operations	$1,810,757	$(25,018,398)	$426,098
(Loss) earnings from discontinued operations	(1,511,445)	(3,229,166)	485,447

Net earnings (loss)	$299,312	$(28,247,564)	$911,545

Denominator:
Denominator for basic earnings (loss) per share – weighted-average shares	5,071,198	5,113,953	5,464,533
Effect of dilutive securities:
Options	—	—	65,292

Denominator for diluted (loss) earnings per share – adjusted weighted-average shares	5,071,198	5,113,953	5,529,825

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$0.36	$(4.89)	$0.08

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
(Loss) earnings from discontinued operations	(0.30)	(0.63)	0.08

Net earnings (loss)	$0.06	$(5.52)	$0.16

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.36	$(4.89)	$0.08
(Loss) earnings from discontinued operations	(0.30)	(0.63)	0.08

Net earnings (loss)	$0.06	$(5.52)	$0.16

The Company’s 7.5% debentures were convertible into 1,098,069, 708,709, and 462,119 shares of common stock at December 30, 2001, December 29, 2002 and December 28, 2003, respectively, but were not included in the computation of diluted EPS, as such securities were anti-dilutive.

6. Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and borrowings under lines of credit approximates fair values due to the short-term maturities of these instruments. The carrying value of notes receivable approximates fair value due to the write-down to net realizable value at December 29, 2002 (see Note 13), and the annual adjustment to market interest rates. Notes payable carrying value approximates fair value due to the recent borrowing. The convertible subordinated debentures and senior subordinated notes have the following estimated fair values based upon quoted market prices as of December 28, 2003 and December 29, 2002:

	2003		2002
	Fair Value	Carrying Value	Fair Value	Carrying Value
Convertible subordinated debentures	$10,125,680	$10,772,000	$11,440,100	$16,520,000
Senior subordinated notes	35,537,760	36,673,380	29,466,450	42,722,361

	$45,663,440	$47,445,380	$40,906,550	$59,242,361

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Under the Plan, the options are exercisable at various periods from one to five years after the date of grant and expire ten years after the date of grant. The Plan has now expired, and no more options will be granted under this Plan.

A summary of the status of the Plan for the years ended December 30, 2001, December 29, 2002 and December 28, 2003, follows:

	Shares Subject to Option
	Available for		Weighted Average
	Grant	Outstanding	Exercise Price
December 31, 2000	149,645	283,034	$3.78
Exercised	—	(1,067)	3.75
Plan expired for grants	(149,645)	—	-

December 30, 2001	—	281,967	3.78
Exercised	—	(55,500)	3.75
Canceled	—	(5,000)	5.50

December 29, 2002	—	221,467	3.75
Exercised	—	(13,333)	3.75
Canceled	—	(65,634)	3.75

December 28, 2003	—	142,500	3.75

The 13,333 options exercised in 2003 occurred on December 11, 2003, but the shares were not issued until January of 2004 when payment was made for the shares in accordance with the provisions of the Plan; therefore, the increase in outstanding shares and the resulting increase in shareholders’ equity did not occur until the Company’s 2004 fiscal year.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarizes information relating to the stock options outstanding as of December 28, 2003:

	Options Outstanding			Options Exercisable
	Number	Weighted-		Number
	Outstanding	Average	Weighted-	Exercisable	Weighted-
	at	Remaining	Average	at	Average
Exercise	December 28,	Contractual	Exercise	December 28,	Exercise
Price	2003	Life	Price	2003	Price
$3.75	32,500	1.33	$3.75	32,500	$3.75
3.75	50,000	2.59	3.75	50,000	3.75
3.75	60,000	3.42	3.75	60,000	3.75

	142,500			142,500

8. Shareholders’ Equity

In 2001 and prior years, the Company’s Board of Directors authorized the repurchase of various amounts of its common stock, so that through December 28, 2003, the total authorized amount of common stock repurchases was $23,000,000. The cumulative number of shares repurchased as of December 28, 2003, was 3,742,567 shares at a cost of $20,925,184.

9. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	2003	2002	2001
Current expense (benefit):
Federal	$(4,033,797)	$(7,225,546)	$3,247,760
State	993,960	(950,038)	244,388

	(3,039,837)	(8,175,584)	3,492,148
Deferred expense (benefit)	783,485	(992,275)	(3,298,148)

	$(2,256,352)	$(9,167,859)	$194,000

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The difference between income taxes using the effective income tax rate and the statutory federal income tax rate is as follows:

	2003	2002	2001
Federal income tax based on the statutory rate	$(115,392)	$(11,684,183)	$230,640
State income taxes, less federal income tax benefit	1,327,455	(1,926,826)	7,829
Minority interest	36,110	(60,855)	(19,807)
Interest on deferred gain	(682,513)	99,000	373,560
Previously accrued income taxes	(445,787)	—	(451,465)
Change in valuation allowance	(3,500,000)	3,812,000	—
Permanent differences & other	1,123,775	593,005	53,243

	$(2,256,352)	$(9,167,859)	$194,000

The Company reevaluated its tax exposure during the quarters ended December 28, 2003 and December 30, 2001 and, as a result of the resolution of certain tax issues, reduced previously accrued income tax liabilities by $445,787 and $451,465, respectively.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Deferred tax (liabilities) assets are comprised of the following:

	2003	2002
Deferred tax liabilities:
Differences between book and tax basis of property	$(2,447,000)	$(2,407,000)
Profits on installment sales	(474,000)	(3,354,000)
Other	(499,000)	(465,000)

Total deferred tax liabilities	(3,420,000)	(6,226,000)
Deferred tax assets:
Deferred profit on sales of hotels	—	3,703,000
Direct financing leases	—	88,000
Differences between book and tax losses recognized by minority interests	—	339,000
Allowance for doubtful accounts	312,000	149,000
Alternative minimum tax credits	420,000	281,000
Net operating losses	5,188,000	8,352,000
Other	114,515	212,000

Total deferred tax assets	6,034,515	13,124,000
Valuation allowance	(3,398,000)	(6,898,000)

Deferred tax assets, net	2,636,515	6,226,000

Net deferred tax liability	$(783,485)	$—

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

were accrued at December 30, 2001 and were paid in 2002.

The Company has federal net operating loss carryforwards of approximately $4,496,000 and $12,831,000 as of December 28, 2003 and December 29, 2002, respectively. In addition, the Company has state net operating loss carryforwards of approximately $99,000,000 and $109,000,000 at December 28, 2003 and December 29, 2002, respectively. These losses expire from tax years 2004 through 2023. The Company also has available alternative minimum tax credit carryforwards of $420,000 that can be used to offset future taxes in years in which the alternative minimum tax credit does not apply. The credit can be carried forward indefinitely.

The Company has evaluated the need for a valuation allowance on its net deferred tax assets. Because of the uncertainty of the ultimate realization of its net state deferred tax assets, the Company has provided a valuation allowance of $3,398,000. In 2002, the Company had established a valuation allowance for its entire net deferred tax asset of $6,898,000. The valuation allowance decreased by $3,500,000 during 2003 and increased by $3,812,000 during 2002.

10. Related Party Transactions

On July 5, 2000, the Board of Directors accelerated the vesting of certain options held by the Company’s chief executive officer to purchase 40,000 shares of common stock. He was expected to become fully vested under the original terms of the options; the options had no intrinsic value on the date of acceleration and, therefore, additional compensation expense was not incurred as a result of the accelerated vesting. Immediately thereafter, the chief executive officer of the Company exercised vested employee stock options for 408,333 shares of the Company’s common stock, at the exercise price of $3.75 per share. He executed non-interest bearing, unsecured, full-recourse promissory notes totaling $1,531,249 with maturity dates coinciding with the expiration dates of each option grant, ranging from February 11, 2002, to May 30, 2007. The closing market price of the Company’s common stock on July 5, 2000, was $3.31 per share. The Company recorded the notes receivable of $1,531,249, net of unearned discount of $331,000, assuming a market interest rate of 8.50%. During 2000, compensation expense was recorded in the amount of $152,000 (the fair value of shares received less the present value of the notes receivable using an 8.50% discount rate). The fair value of shares issued of $1,352,603 has been recorded as paid-in capital, and the notes receivable are recorded as a deduction from shareholders’ equity. The Company has accreted $102,055, $40,611 and $140,833 of discount on these notes as interest income in 2001, 2002, and 2003, respectively. The chief executive officer renewed his non-interest bearing, unsecured, full-recourse promissory note in the amount of $937,500 that came due February 11, 2002 with the Company for one year at an interest rate of prime plus 250 basis points. He paid the note and all accrued interest in full in December of 2002 and January of 2003 prior to its

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

maturity date of February 11, 2003. Another of the notes in the amount of $124,999 matured on December 7, 2003 and was paid at that time. The remaining notes totaling $468,750 were scheduled to mature subsequent to 2003, but the chief executive officer paid them in full on December 26, 2003. As of December 28, 2003, all of these notes due from the chief executive officer had been paid in full.

During 2002 the Company purchased three vehicles from a corporation owned by the president and chief executive officer and a director of the Company, for an aggregate purchase price of approximately $74,000. During 2001 the Company purchased five vehicles for an aggregate purchase price of $120,000 from the same corporation. The Company’s chief executive officer sold that corporation in November of 2002.

Construction and development revenue for the years ended December 28, 2003 and December 29, 2002 includes $21,978,398 and $5,687,874, respectively, on contracts with outside businesses controlled by the Company’s president and chief executive officer. Construction contracts receivable at December 28, 2003 and December 29, 2002, include $22,668,784 and $5,671,892, respectively, due on these contracts. Of these amounts, $20,730,495 was incurred on one development in 2003 and $5,506,002 on that development in 2002, of which $3,001,230 was collected by the Company in March of 2004 and $4,982,000 was collected by the Company in 2003.

11. Acquisitions

On May 3, 2002, the Company acquired all of the common stock of GuestHouse International Franchise Systems, Inc. (GuestHouse) for $1.6 million of cash and incurred $100,000 transaction costs. The estimated fair values of assets acquired were $184,000 for accounts receivable, $750,000 for franchise rights with an estimated useful life of three years, and $766,000 for goodwill. The gross carrying amount of franchise rights was $750,000 as of December 28, 2003, and accumulated amortization was $417,000. Amortization expense for the fiscal year ended December 28, 2003, was $250,000. Franchise rights will be amortized in the amounts of $250,000 in 2004 and $83,000 in 2005. All goodwill is in the franchising, reservation and management segment. The results of operations of GuestHouse are included in the consolidated statement of earnings from the acquisition date forward.

The only material intangible assets held by the Company are the intangible assets acquired in the GuestHouse acquisition, as all other material intangible assets were written off as discussed in Note 1.

GuestHouse is the exclusive franchisor of the GuestHouse Inns & Suites hotel brand,

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

consisting of 73 properties open and operating (including 25 converted from Shoney’s Inns). As a result of the acquisition, the Company will now be in charge of the operation and growth of the GuestHouse brand. On May 21, 2002, the Company announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. All of the Company-owned Shoney’s Inns have been converted to the GuestHouse brand. All but 18 franchised Shoney’s Inns have been converted to the GuestHouse brand by the end of 2003.

As discussed in Note 12, on July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interests in 24 Sumner Suites hotels. Also as discussed in Note 12, the Company agreed with Hospitality Properties Trust (“HPT”), the owner of the 24 Sumner Suites whose leasehold rights were assigned to Prime, to construct two hotels on sites owned by the Company. One of these construction projects was completed in October 2001, and the hotel opened on October 3, 2001. The other project was completed, and the hotel opened on February 7, 2002. The Company gave HPT the right to exchange one or both of two specific hotels included in the leasehold group for these two new properties, upon completion of their construction. As of December 30, 2001, the completed hotel was being operated by the Company as an AmeriSuites hotel, subject to HPT’s exchange option being exercised and consummated. The exchange subsequently occurred on March 14, 2002. The other hotel was completed and opened by the Company as an AmeriSuites hotel on February 7, 2002, and was operated by the Company pending the exchange, which occurred April 9, 2002. The exchanges were accounted for as the acquisition of businesses, and the hotels received in the exchange were recorded at their fair value in the first fiscal quarter of 2002. The fair value of the property and equipment of the two hotels received totaled $17.7 million and approximated the net book value of the two hotels exchanged; accordingly, no goodwill or other intangible assets arose from the acquisition. The results of operations of the two hotels exchanged are included in the consolidated statement of operations from their opening to the exchange date. The results of operations of the two hotels received in the exchanges are included in the consolidated statement of operations from the exchange date forward.

The following pro forma information reflects the operations of GuestHouse and the two hotels received in the exchange, as if the transactions had occurred as of the first day of the period reported on (in thousands, except per share data):

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

	Fiscal Year Ended
	Dec. 29,	Dec. 30,
	2002	2001
Net operating revenue	$20,560	$38,247
Earnings (loss) from continuing operations	(25,139)	(627)
Net income (loss)	(28,264)	150
Earnings (loss) per share:
Basic	$(5.53)	$0.03
Diluted	(5.53)	0.03

The pro forma results of operations do not purport to represent what the Company’s results would have been had such transactions, in fact, occurred at the beginning of the periods presented or to project the Company’s results of operations in any future period.

12. Sale of Leasehold Interests

On July 9, 2000, the Company completed a transaction with Prime Hospitality Corp. (“Prime”) in which it sold to Prime all of its leasehold interests in 24 Sumner Suites hotels, for a total of $15.6 million. The Company received $14.0 million in cash, and retired its debt securities held by Prime with a face value of $2.6 million and a fair value of $1.6 million. As a part of the transaction, the Company assigned its interest to Prime in two deposits related to the lease: a $14.0 million guaranty deposit and $25.6 million in lease security deposits and the related supplies inventory at each hotel.

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

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Company further agreed to lease to Prime three other Sumner Suites hotels, which the Company owns. The 11-year lease provides for initial minimum annual rental payments of $2.9 million, increasing to $3.1 million if the lease is extended, and also provides for percentage rents based on hotel sales, as defined. The Company has not earned any contingency rental income to date. Prime has converted all 27 of the Sumner Suites hotels to the AmeriSuites brand. The Company agreed to not operate any other all-suites hotels in competition with Prime within a defined geographic radius of each of the hotels being sold. This restriction will not prevent the Company from developing hotels for others in the restricted area or operating or franchising any of its proprietary brands of hotels in the restricted area. In the first quarter of 2003, Prime abandoned the lease of the three hotels and the Company resumed operations of the hotels on April 5, 2003, and has since operated them as AmeriSuites hotels. Two of the hotels were classified as held for sale as of December 28, 2003, and are expected to be sold in the first half of 2004 for a net selling price of $9,312,000, approximating the net carrying value of these two hotels. Due to the terms of the lease agreement, the Company had recorded a liability and a deferred credit in July of 2000. Due to the lease abandonment by Prime in the first quarter of 2003, the remaining deferred amounts totaling $4,913,836 and

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

$415,668 in cash received from Prime upon the abandonment, were recognized as lease abandonment income totaling $5,329,504 in the first quarter of 2003.

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

13. Sale of Hotels

During 1998, the Company sold 16 of its company-owned Shoney’s Inn hotels for $90 million. The sales price consisted of $22.5 million in cash with the balance of $67.5 million in the form of interest-bearing promissory notes that were collateralized by 15 of the Shoney’s Inn hotels that were sold. These notes contain cross-collateralization and cross-default provisions. The notes were being amortized on a 23-year amortization period at a 6.50% interest rate and matured on July 30, 2003. Annually, on July 30, the then principal balance of the notes were being amortized over one less year and at an interest rate adjusted based upon a formula tied to 5-year U. S. Treasury rates. Profit was recognized on twelve of the sales under the full accrual method of accounting. Profit of approximately $12 million on the other four hotels sold was accounted for under the installment method as the minimum initial cash down payment specified by SFAS No. 66, Accounting for Sales of Real Estate, was not satisfied at the purchase date. Of the

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

$12 million profit, $77,000 was recognized in 1998, with the remaining $11.9 million recognized in 1999 as the required minimum cash down payment for each of the four hotels was received.

The common owner of the 15 hotels notified the Company in 2002 that it was unlikely that it would be able to repay or refinance the 15 first mortgage notes payable to the Company by their maturity dates. The Company did not desire to extend the maturity dates and, therefore, anticipated that it would be necessary to resume title to the properties. The owner of the properties agreed in late December of 2002 to transfer the hotels back to the Company by deeds in lieu of foreclosure. In anticipation of this, the Company began in the fourth quarter of 2002 to seek cash purchasers of the properties in the event the Company re-acquired ownership, since the Company did not desire to take back ownership and operate the hotels. The owner of the properties is carried on the Company’s payroll system as a non-officer employee; his services are considered necessary to assist the Company in its efforts to locate cash purchasers for the properties. Based upon offers received in 2002, it appeared likely that the Company would sell the properties at values significantly below the balances of the notes receivable. Consequently, the balances of the 15 notes receivable were written down to the estimated net selling prices of the 15 hotels, resulting in a write-down of $18.1 million in the fourth quarter of 2002. In addition to the write-down of these 15 notes receivable, notes receivable on three other hotels were written down $3.1 million, based on the borrower’s credit worthiness and ability to refinance in the open market. Also, unsecured accounts receivable which related to the 15 properties were deemed to be uncollectible and were written off in the amount of approximately $1.3 million in the fourth quarter of 2002. During 2003, the Company negotiated contracts to sell 13 of the 15 hotels, took deeds in lieu of foreclosure on these properties, and sold them at the negotiated prices. The Company incurred additional losses of $867,000 in 2003 by writing the carrying values of the notes receivable down to the actual net proceeds from the sales. As of December 28, 2003, there were no contracts for the sale of the remaining two hotels. The Company anticipates that it will be able to sell these two hotels in 2004 at prices approximating the current carrying values of the notes receivable totaling $3,493,000 as of December 28, 2003.

14. Transfer of Hotels

The Company transferred five of its company-owned hotels on December 27, 2002 for non-amortizing notes receivable totaling $11.6 million that had a maturity of six months and accrue interest at the prime rate plus 300 basis points. Accordingly, the transaction did not qualify as a sale for accounting purposes, and the properties have continued to be carried on the Company’s consolidated balance sheet as assets of hotels transferred under

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

contractual agreements (notes receivable). The transaction did, however, qualify as a sale for federal income tax purposes, allowing the Company to accelerate tax deductions to carry back a greater net operating loss to 1997, resulting in a larger refund of federal income taxes in 2003. The buyer, who is also the common owner of the 15 hotels discussed in Note 13, intended to resell the hotels; however, if unsuccessful and the hotels ultimately have to be taken back by the Company, the Company intends to pursue other potential buyers. The notes receivable totaling $11.6 million represented the estimated fair values of the five hotels as of December 27, 2002. Three of the properties were resold by the buyer in 2003 and the net proceeds were used to pay the notes. The proceeds from the sales approximated the balance of the notes. One of the remaining two hotels was resold by the buyer in the first quarter of 2004, with net proceeds to be used to apply to the note. The note was written down by $528,000 in the fourth quarter of 2003 based upon the net proceeds received subsequent to December 28, 2003. The proceeds from the sale of the remaining property are expected to approximate the balance of the note. The net book value of the assets transferred was $17.0 million at the time of transfer. The related historical results of operations, the loss of $5.5 million on the transfer of the five hotels transferred in 2002, and the write-down of $528,000 in 2003, are reported in discontinued operations in the Company’s consolidated statements of operations. Also, in 2003 the Company classified three hotels as held for sale; the historical results of operations of these hotels are also included in results of discontinued operations. In addition, the Company sold eight other hotels to outside parties for which the historical results of operations and gains or losses on disposals are also included in results of discontinued operations.

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

15. Supplemental Cash Flow Information

	2003	2002	2001
Cash paid during the year for interest	$8,309,353	$8,704,198	$8,776,470

Cash (received) paid during the year (from) for income taxes	$(9,947,297)	$120,201	$(4,253,461)

Significant non-cash activities:
Investing:
Proceeds from sale and transfer of property arising from notes receivable	$—	$15,389,938	$6,507,500
Financing:
Exchange of long-term debt at a discount	—	1,393,420	—

	$—	$16,783,358	$6,507,500

16. Operating Segment Information

The Company’s significant operating segments are hotel operations; franchising, reservation, and management services; and construction and development. The hotel operations segment has represented approximately 11%, 19%, and 12% of total revenues for the years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively. The franchising, reservation, and management segment has represented approximately 11%, 31%, and 21% of total revenues for the years ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively. The construction and development segment represented approximately 78%, 50%, and 67% of total revenues in the year ended December 30, 2001, December 29, 2002 and December 28, 2003, respectively. None of the Company’s segments conduct foreign operations. Operating profit includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment.

Construction and development segment revenues earned in 2001 included three construction contracts with three customers comprising approximately $21.6 million, or 78.6%, of total construction and development revenues. Construction and development segment revenues earned in 2002 included three construction contracts with three customers comprising approximately $9.8 million, or 98.4%, of total construction and development revenues. Construction and development segment revenues earned in 2003 included four construction contracts with related parties controlled by the Company’s chief executive officer comprising approximately $22.0 million, or 91.6%, of total

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

construction and development revenues.

A summary of the Company’s operations by segment follows (in thousands of dollars):

	2003	2002	2001
Revenues:
Hotel	$4,878	$4,469	$4,336
Franchising, reservation and management	8,374	7,326	5,319
Construction and development	24,261	12,486	41,650
Elimination of intersegment franchising and construction revenue	(1,458)	(4,517)	(16,156)

Total revenues	$36,055	$19,764	$35,149

Operating loss:
Hotel	$561	$1,671	$1,808
Franchising, reservation and management	(6,807)	(38,631)	(5,841)
Construction and development	3,507	(6,099)	1,965

Total operating loss	$(2,739)	$(43,059)	$(2,068)

Total assets:
Hotel	$45,572	$89,433	$101,599
Franchising, reservation and management	52,522	69,679	95,037
Construction and development	23,926	8,167	9,951

Total assets	$122,020	$167,279	$206,587

Capital expenditures:
Hotel	$58	$1,002	$18,211
Franchising, reservation and management	750	1,068	2,555
Construction and development	—	1,876	166

Total capital expenditures	$808	$3,946	$20,932

Depreciation and amortization:
Hotel	$671	$605	$509
Franchising, reservation and management	1,028	906	1,068
Construction and development	42	59	66

Total depreciation and amortization	$1,741	$1,570	$1,643

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

17. Defined Contribution Plan

In 2000, the Company began sponsoring a 401(k) defined contribution plan for all employees. Eligible participants may contribute up to 15% of their annual compensation, subject to maximum amounts established by the United States Internal Revenue Service (“the IRS”). The Company makes matching contributions which equal 20% of the first 6% of annual compensation contributed to the plan by each employee, subject to maximum amounts established by the IRS. The Company’s contributions under this plan totaled $51,985 in 2001, $49,133 in 2002, and $44,040 in 2003.

18. Quarterly Financial Information (Unaudited)

The following is a summary of the unaudited quarterly financial information for the years ended December 28, 2003 and December 29, 2002:

	Quarters
	First	Second	Third	Fourth
	(in thousands except for per share data)
2003
Revenues	$6,165	$9,569	$9,928	$10,393
Operating (loss) earnings	(2,239)	(1,004)	374	131
Earnings (loss) from continuing operations	2,007	(1,349)	(93)	1,245
Discontinued operations	(1,548)	542	(194)	(312)
Net income (loss)	459	(807)	(286)	933
Net earnings (loss) per share:
Basic:
From continuing operations	.39	(.26)	(.02)	.25
From discontinued operations	(.30)	.10	(.04)	(.06)
Net income (loss)	.09	(.16)	(.06)	.19
Diluted:
From continuing operations	.39	(.26)	(.02)	.25
From discontinued operations	(.30)	.10	(.04)	(.06)
Net income (loss)	.09	(.16)	(.06)	.19
2002
Revenues	$6,090	$3,200	$5,441	$5,033
Operating loss	(1,194)	(8,843)	(1,266)	(31,757)
(Loss) earnings from continuing operations	(1,127)	811	(1,380)	(23,322)
Discontinued operations	111	451	(116)	(3,675)
Net (loss) income	(1,016)	1,262	(1,496)	(26,997)
Net (loss) income per share:
Basic:
From continuing operations	(.22)	.16	(.27)	(4.56)
From discontinued operations	.02	.09	(.02)	(.71)
Net (loss) income	(.20)	.25	(.29)	(5.27)
Diluted:
From continuing operations	(.22)	.16	(.27)	(4.56)
From discontinued operations	(.02)	.08	(.02)	(.71)
Net (loss) income	(.20)	.24	(.29)	(5.27)

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

19. Discontinued Operations

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations do not include amounts for operating losses that have not yet been incurred. Under SFAS No. 144, the reporting of discontinued operations includes all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of operations under the heading, “operations of hotels disposed of and transferred.”

The following table summarizes the results of operations for the five properties transferred, as discussed in Note 14, and eleven properties sold or classified as held for sale, from the hotel operations segment for the three years ended December 28, 2003, December 29, 2002, and December 30, 2001 (amounts in thousands):

	Year ended
	December 28,	December 29,	December 30,
	2003	2002	2001
Revenues:
Hotel	$8,055	$12,442	$11,692
Rent	490	1,966	1,982
Other income	—	(110)	109

Total revenues	8,545	14,298	13,783
Cost and expenses:
Hotel	7,128	11,105	9,765
General and administrative	30	134	69
Depreciation and amortization	658	2,872	3,017

Total expenses	7,816	14,111	12,851
Loss on sale of property	—	—	(30)
Interest expense	(36)	(106)	(234)
Interest income	—	27	115

Earnings before income taxes	693	108	783
Income taxes	(263)	(41)	(298)

Operations of hotels included in discontinued operations, net of income tax effect	$430	$67	$485

ShoLodge, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

The assets and liabilities of the five properties transferred presented in the accompanying consolidated balance sheets are as follows at December 28, 2003 (two properties) and December 29, 2002 (five properties) (amounts in thousands):

	December 28,	December 29,
	2003	2002
Assets
Other current assets	$16	$44
Property and equipment, net	4,307	11,447
Other assets	29	81

Total assets	$4,352	$11,572

The assets and liabilities of the properties held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	December 28,	December 29,
	2003	2002
Assets
Other current assets	$17	$—
Property and equipment, net	16,080	9,444
Other assets	42	41

Total assets	$16,139	$9,485

The assets and liabilities of the other properties included in discontinued operations presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	December 28,	December 29,
	2003	2002
Assets
Other current assets	$—	$53
Property and equipment, net	—	21,405
Other assets	—	106

Total assets	$—	$21,564

ShoLodge, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Schedule II

Years ended December 30, 2001, December 29, 2002, and December 28, 2003

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
	Year	Expenses	Accounts (2)	Deductions (1)	End of Year
Year ended December 30, 2001
Allowance for doubtful accounts receivable	$380,314	$127,816	$—	$(323,726)	$184,404

Year ended December 29, 2002
Allowance for doubtful accounts receivable	$184,404	$631,801	$290,000	$(711,725)	$394,480

Year ended December 28, 2003
Allowance for doubtful accounts receivable	$394,480	$499,878	$—	$(240,726)	$653,632

(1)	Represents write-offs of uncollectible accounts receivable

(2)	Allowance of acquired Company

S-1