Form 10-Q
period 2004-04-18
SHOLODGE INC
filed 2004-06-02
CIK 881924

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the First Quarter Ended April 18, 2004	Commission File No. 0-19840

SHOLODGE, INC.

(Exact name of registrant as specified in its charter)

Tennessee	62-1015641
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

130 Maple Drive North, Hendersonville, Tennessee	37075
(address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(615) 264-8000

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

As of May 28, 2004, there were 5,006,611 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	April 18,
	2004	December 28,
	(unaudited)	2003(1)
Assets
Current assets:
Cash and cash equivalents	$11,867,996	$12,491,736
Accounts receivable:
Accounts receivable-trade, net	2,510,335	2,188,312
Construction contracts	661,284	837,714
Construction contracts due from related parties	27,404,061	22,668,784
Costs and estimated earnings in excess of billings on construction contracts	28,990	39,832
Income taxes receivable	3,807,246	3,908,041
Prepaid expenses	512,351	314,967
Notes receivable, net	4,264,737	6,641,598
Assets of hotels transferred under contractual agreements (notes receivable)	2,000,000	4,352,000
Assets of hotels held for sale	16,139,477	16,139,477
Other current assets	45,407	45,352

Total current assets	69,241,884	69,627,813
Notes receivable, net	2,604,583	4,702,058
Property and equipment	40,253,476	40,369,304
Less accumulated depreciation and amortization	(7,273,507)	(6,922,065)

	32,979,969	33,447,239
Land under development or held for sale	10,653,717	10,644,991
Deferred charges, net	392,939	437,353
Goodwill, net	765,711	765,711
Trademark and franchise rights, net	396,442	473,366
Other assets	2,410,599	1,921,596

	$119,445,844	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	April 18,
	2004	December 28,
	(unaudited)	2003(1)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$4,376,767	$5,450,275
Taxes payable other than on income	402,251	344,179
Current portion of long-term debt	11,360,703	11,344,902

Total current liabilities	16,139,721	17,139,356
Long-term debt, less current portion	41,373,639	41,373,383
Deferred income taxes	233,485	783,485
Deferred credits	150,280	153,106
Minority interests in equity of consolidated subsidiaries and partnerships	391,560	388,699

Total liabilities	58,288,685	59,838,029
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,006,611 and 4,993,278 shares issued and outstanding as of April 18, 2004 and December 28, 2003, respectively)	1,000	1,000
Additional paid-in capital	23,177,820	23,127,821
Retained earnings	37,978,339	39,053,277

Total shareholders’ equity	61,157,159	62,182,098

	$119,445,844	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	16 weeks ended
	April 18,	April 20,
	2004	2003
Revenues:
Hotel	$1,356,050	$786,657
Franchising, reservation and management	2,177,855	2,080,301
Construction and development-related parties	7,741,531	2,944,623
Construction and development-other	145,156	9,151
Rent income	9,728	327,178
Other income	63,481	17,256

Total revenues	11,493,801	6,165,166
Cost and expenses:
Hotel	1,020,105	565,364
Franchising, reservation and management	1,718,030	1,677,618
Construction and development	6,647,624	3,417,198
Rent expense, net	138,623	144,651
General and administrative	1,427,882	2,027,972
Depreciation and amortization	512,402	535,921
Write-off of pre-development costs	—	5,993
Write-off of construction contracts receivable	—	16,483
Write-off of trade receivables	83,741	13,336
Write-down of notes receivable	148,414	—

Total cost and expenses	11,696,821	8,404,536

Operating loss	(203,020)	(2,239,370)
Gain on sale of property and leasehold interests	2,926	594,977
Gain on early extinguishments of debt	—	283,319
Interest expense	(1,808,407)	(2,889,694)
Interest income	57,874	939,767
Lease abandonment income	—	5,329,504

(Loss) earnings from continuing operations before income taxes and minority interests	(1,950,627)	2,018,503
Income tax benefit	661,707	—
Minority interests in earnings of consolidated subsidiaries and partnerships	(2,861)	(11,976)

(Loss) earnings from continuing operations	(1,291,781)	2,006,527
Discontinued operations:
Operations of hotels disposed of and transferred, net of income tax effect of $111,707 in 2004 and $0 in 2003	216,843	221,032
Loss on disposal and transfer of discontinued operations, net of income tax effect	—	(1,768,559)

Net (loss) earnings	$(1,074,938)	$459,000

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.26)	$0.39
Discontinued operations:
Operations of hotels disposed of and transferred	$0.04	0.04
Loss on disposal and transfer of discontinued operations	$—	(0.34)

Net (loss) earnings	$(0.22)	$0.09

Diluted:
Continuing operations	$(0.26)	$0.39
Discontinued operations:
Operations of hotels disposed of and transferred	0.04	0.04
Loss on disposal and transfer of discontinued operations	—	(0.34)

Net (loss) earnings	$(0.22)	$0.09

Weighted average common shares outstanding:
Basic	5,005,778	5,118,778

Diluted	5,005,778	5,118,778

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	16 weeks ended
	April 18,	April 20,
	2004	2003
Cash flows from operating activities
Net (loss) earnings	$(1,074,938)	$459,000
Adjustments to reconcile net (loss) earnings to net cash used in operating activities:
Discontinued operations, net of tax	(216,843)	1,547,527
Depreciation and amortization	512,402	535,921
Write-off of pre-development costs	—	5,993
Write-off of construction contracts receivable	—	16,483
Write-off of accounts receivable – trade	83,741	13,336
Write-off of notes receivable	148,414	—
Amortization of deferred charges recorded as interest expense	44,414	217,041
Accretion of debt recorded as interest expense	201,852	201,852
Recognition of previously deferred gains	(2,826)	(57,513)
Gain on sale of property and leasehold interests	(100)	(594,977)
Gain on early extinguishments of debt	—	(283,319)
Lease abandonment income	—	(5,329,504)
Deferred income tax benefit	(661,707)	—
Minority interest in earnings of consolidated subsidiaries and partnerships	2,861	11,976
Changes in assets and liabilities:
Accounts receivable – trade	(405,764)	(504,096)
Construction contracts receivable	176,430	29,552
Construction contracts receivable due from related parties	(4,735,277)	2,036,883
Costs and estimated earnings in excess of billings on construction contracts	10,842	—
Income and other taxes receivable and payable	487,417	2,051,914
Prepaid expenses	(197,384)	(173,870)
Accounts payable and accrued expenses	(1,073,508)	(1,100,861)
Other	28,633	(30,141)

Net cash used in operating activities	(6,671,341)	(946,803)
Cash flow from investing activities
Payments received on notes receivable	6,677,922	17,267,885
Capital expenditures	(96,207)	(164,228)
Purchase of other assets	(490,000)	(1,050,000)
Proceeds from sale of properties	91,682	7,466,297
Proceeds from lease abandonment	—	415,668
Acquistion	—	(20,000)

Net cash provided by investing activities	6,183,397	23,915,622
Cash flow from financing activities
Repayments of notes receivable from officer	—	687,500
Deferred loan costs	—	(18,763)
Proceeds from long-term debt	—	6,726,904
Payments on long-term debt	(185,795)	(14,811,924)
Exercise of stock options	49,999	—

Net cash used in financing activities	(135,796)	(7,416,283)

Net (decrease) increase in cash and cash equivalents	(623,740)	15,552,536
Cash and cash equivalents – beginning of period	12,491,736	1,534,942

Cash and cash equivalents – end of period	$11,867,996	$17,087,478

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

In Management’s opinion, the information and amounts furnished in this report reflect all adjustments which are necessary for the fair presentation of the financial position and results of operations for the periods presented. All adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

The fiscal year consists of a 52/53 week year ending the last Sunday of the year. The Company’s fiscal quarters have 16, 12, 12, and 12 weeks in the first, second, third and fourth quarters, respectively, in each fiscal year. When the 53rd week occurs in a fiscal year, it is added to the fourth fiscal quarter, making it 13 weeks in length.

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended April 18, 2004 and April 20, 2003 are not necessarily indicative of the operating results for the entire year.

Certain reclassifications have been made in the first quarter 2003 consolidated statement of earnings to conform to the classifications used in 2004. These reclassifications had no impact on net earnings (losses) as previously reported.

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

Under SFAS No. 144, the reporting of discontinued operations includes all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reports as discontinued operations assets held for sale (as defined by SFAS 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of earnings under the heading, “operations of hotels disposed of and transferred, net of income taxes.”

The following table summarizes the results of operations for five properties transferred in the fourth quarter of 2002 and eleven properties sold or classified as held for sale, from the hotel operations segment for the quarters ended April 18, 2004 and April 20, 2003 (amounts in thousands):

	16 Weeks Ended
	April 18, 2004	April 20, 2003
Revenues:
Hotel	$1,982	$1,987
Rent	—	490
Total revenues	1,982	2,477
Cost and expenses:
Hotel	1,653	1,889
General and administrative	—	29
Depreciation and amortization	—	312

Total expenses	1,653	2,230
Interest expense	—	(24)
Interest income	—	(2)

Earnings before income taxes	329	221
Income taxes	(112)	—

Operations of hotels included in discontinued operations, net of income tax effect	$217	$221

The assets of the five properties transferred in the fourth quarter of 2002 and presented in the accompanying consolidated balance sheets as assets of hotels transferred under contractual agreements (notes receivable) are as follows at April 18, 2004 (one property) and December 28, 2003 (two properties) (amounts in thousands):

	April 18,	December 28,
	2004	2003
Assets
Other current assets	$7	$16
Property and equipment, net	1,982	4,307
Other assets	11	29

Total assets	$2,000	$4,352

The assets and liabilities of the properties held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	April 18,	December 28,
	2004	2003
Assets
Other current assets	$17	$17
Property and equipment, net	16,080	16,080
Other assets	42	42

Total assets	$16,139	$16,139

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The following table reconciles earnings (loss) and weighted average shares used in the earnings (loss) per share calculations for the fiscal quarters ended April 18, 2004, and April 20, 2003:

	16 Weeks Ended
	April 18,	April 20,
	2004	2003
Basic:
Earnings (loss) from continuing operations	$(1,291,781)	$2,006,527
Earnings (loss) from discontinued operations	216,843	(1,547,527)

Net earnings (loss) applicable to common stock	$(1,074,938)	$459,000

Shares:
Weighted average common shares outstanding	5,005,778	5,118,778

Basic earnings (loss) per share:
Continuing operations	$(0.26)	$0.39
Discontinued operations	0.04	(0.30)

Net earnings (loss)	$(0.22)	$0.09

Diluted:
Earnings (loss) from continuing operations	$(1,291,781)	$2,006,527
Earnings (loss) from discontinued operations	216,843	(1,547,527)

Net earnings (loss) applicable to common stock	(1,074,938)	459,000
Dilutive effect of 7.5% convertible debentures	—	—

Numerator for diluted earnings (loss) per share	$(1,074,938)	$459,000

Shares:
Weighted average common shares outstanding	5,005,778	5,118,778
Effect of dilutive securities (options)	—	—
Effect of dilutive securities (7.5% convertible debentures)	—	—

Weighted average common and common equivalent shares outstanding	5,005,778	5,118,778

Diluted earnings (loss) per share:
Continuing operations	$(0.26)	$0.39
Discontinued operations	0.04	(0.30)

Net earnings (loss)	$(0.22)	$0.09

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

	16 Weeks Ended
	April 18,	April 20,
	2004	2003
Revenues:
Hotel	$1,561	$1,351
Franchising, reservation and management services	2,339	2,294
Construction and development	7,968	3,070
Elimination of intersegment revenue	(374)	(550)

Total revenues	$11,494	$6,165

Operating loss:
Hotel	$168	$400
Franchising, reservation and management services	(1,498)	(2,144)
Construction and development	1,127	(495)

Total operating loss	$(203)	$(2,239)

Capital expenditures:
Hotel	$—	$4
Franchising, reservation and management services	96	160
Construction and development	—	—

Total capital expenditures	$96	$164

Depreciation and amortization:
Hotel	$202	$198
Franchising, reservation and management services	302	320
Construction and development	8	18

Total depreciation and amortization	$512	$536

	As of April 18,	As of December 28,
	2004	2003
Total assets:
Hotel	$41,281	$45,572
Franchising, reservation and management services	49,787	52,522
Construction and development	28,378	23,926

Total assets	$119,446	$122,020

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. The Company’s pro forma net (loss) earnings would not be materially different than reported net (loss) earnings in the sixteen weeks ended April 18, 2004 and April 20, 2003 under the fair value method.

RELATED PARTY TRANSACTIONS

The chairman and chief executive officer is personally involved in various real estate development activities. The Company’s wholly-owned construction and development subsidiary has from time to time provided services in connection with these activities. Revenues earned by the Company from these projects were $7,741,531 and $2,944,623 in the sixteen weeks ended April 18, 2004 and April 20, 2003, respectively. Construction contracts due from related parties were $27,404,061 and $22,668,784 at April 18, 2004 and December 28, 2003, respectively.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

          The Company develops, owns, operates and is the exclusive franchisor of Shoney’s Inns and GuestHouse Inns & Suites. In the second quarter of 2002, the Company acquired the exclusive franchise rights of the GuestHouse Inns & Suites hotel brand and announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. As of April 18, 2004, the Shoney’s Inn/GuestHouse lodging system consisted of 82 properties containing 6,486 rooms of which one containing 98 rooms is owned by the Company. Shoney’s Inns and GuestHouse Inns & Suites are currently located in 20 states. As of April 18, 2004, the Company also owned and operated two AmeriSuites hotels.

     Except for three owned hotel properties which the Company intends to continue to operate at present, all of the Company’s remaining owned hotel properties are held for sale at April 18, 2004. The Company’s present strategy does not include the ownership of additional hotel properties.

     The Company also franchises and manages Shoney’s Inns and GuestHouse Inns & Suites, earning revenues from royalties, reservation services, and management services provided to the franchisees, and reservation services provided to other hotel chains and independent hotel operators. The Company also leases hotels and restaurants to others, earning rental income from these third party lessees. No hotels have been leased to others since April of 2003.

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

          A significant portion of the Company’s operations have been generated in recent years by contract revenues from construction and development of hotels and other real estate projects for related parties and, to a lesser extent, third parties. Revenues from these activities have varied widely from period to period, depending upon whether the Company’s construction and development activities were primarily focused on its own facilities or on outside projects. Construction revenues are generally recognized on the percentage of completion basis, but construction and development for related parties are generally performed on a cost-plus basis.

     As of April 18, 2004, the Company owned three hotel properties held for sale. These three hotels are expected to be sold by the end of the second fiscal quarter.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended April 18, 2004 and April 20, 2003 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters Ended April 18, 2004 and April 20, 2003

     Total operating revenues for the quarter ended April 18, 2004, were $11.5 million, or 86.4% more than the total operating revenues of $6.2 million reported for the first quarter of 2003. The net increases were due to increases in hotel, franchising and reservation revenues, and construction and development revenues, partially offset by decreases in rent income.

     Revenues from hotel operations in the first fiscal quarter increased by $569,000, or 72.4%, to $1.4 million from the $787,000 reported for the same period last year. For the two hotels opened for all of both quarterly periods, an increase of 2.1% in average daily room rates, from $56.16 in the first quarter of 2003 to $57.35 in the first quarter of 2004, and an increase in average occupancy rates on these hotels from 50.3% to 55.8% this year, were the primary causes of an increase in same hotel revenues of 13.1% from $709,000 in the first quarter of 2003 to $802,000 in the first quarter of 2004. The Company owned and operated a total of three hotels included in continuing operations at the end of its first fiscal quarter of 2003 (one GuestHouse Inns & Suites and two AmeriSuites hotels). RevPAR (revenue per available room) for all three of these Company-owned hotels increased by 17.6% from $28.55 in the first quarter of 2003 to $33.58 in the first quarter of 2004.

     The revenue effects of the hotels transferred, sold and held for sale as of April 18, 2004 are reflected in discontinued operations.

     Franchising, reservation and management service revenues increased by $98,000, or 4.7%, in the first quarter of 2004 from the first quarter of 2003. Initial and termination franchise fees decreased by $75,000, royalty fees decreased by $59,000, and reservation fees increased by $240,000 from the first quarter of last year. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of April 18, 2004, a total of 941 lodging facilities were served by the Company’s reservation center as compared with 685 lodging facilities at April 20, 2003. Management fees decreased by $8,000 from the first quarter of 2003.

     Revenues from construction and development activities were $7.9 million in the first quarter of 2004, versus $3.0 million in the first quarter of 2003. These revenues include $7.7 million in the first quarter of 2004 and $2.9 million in the first quarter of 2003 earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first quarter of both 2004 and 2003.

     Rent income in the first quarter of 2004 decreased by $317,000, to $10,000, from $327,000, in the first quarter of 2003. The primary source of rent income was from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. Two of these three AmeriSuites hotels are held for sale and the rent associated with these two hotels is included in discontinued operations. The decrease in the first quarter rent income was due to Prime’s abandonment of the lease of the hotel included in continuing operations and the sale of some restaurants to the lessees in 2003.

     Operating expenses from hotel operations of the three Company-owned hotels included in continuing operations for the first quarter of 2004 increased by $455,000, or 80.4%, from $565,000 in the first quarter of 2003. The operating expenses as a percentage of operating revenues for this activity increased from 71.9% in the first quarter of 2003 to 75.2% in the first quarter of 2004, reducing gross operating profit margin from 28.1% in the first quarter of 2003 to 24.8% in the first quarter of 2004. This was due primarily to increased insurance and advertising and sales expenses as a percentage of revenues in the first quarter of 2004 over the first quarter of 2003.

     Franchising, reservation and management service operating expenses increased by $40,000, or 2.4%, from the first quarter of 2003 to the first quarter of 2004. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the first quarter of 2003, and to expenses related to the franchising of GuestHouse Inns & Suites.

     Construction and development costs in the first quarter of 2004 and 2003 were $6.6 million and $3.4 million, respectively, on construction contracts in progress during those quarters.

     Rent expense decreased by $6,000 in the first quarter of this year from last year’s first quarter. The Company leased only one hotel property in both years.

     General and administrative expenses decreased by $600,000, or 29.6%, from the first quarter of 2003. The decreases were due primarily to decreases in legal and professional fees and reduced administrative expenses related to the sale of hotel properties.

     Depreciation and amortization expense decreased by $24,000, or 4.4%, from the first quarter of 2003.

     In the first quarter of 2004, the Company wrote off $84,000 of accounts receivable deemed to be of doubtful collectibility and wrote down a first mortgage note receivable by $148,000 due to the sale on April 21, 2004, of the underlying property at less than the carrying value of the note receivable. In the first quarter of 2003, the Company wrote off $6,000 of pre-development costs, $16,000 of construction contracts receivable, and $13,000 of accounts receivable deemed to be of doubtful collectibility.

     In the first quarter of 2004, the Company recorded a gain on sale of property of $3,000 which had been previously deferred. The gain of $595,000 recognized on sale of property in the first quarter of 2003 was primarily from the sale of a restaurant to the lessee and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note.

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

     Interest expense decreased by $1.1 million, or 37.4%, while interest income decreased by $882,000, or 93.8%, from the first quarter of 2003. The decrease in interest expense was due primarily to the termination of the Company’s bank credit facilities in 2003 and the payoff of other indebtedness in 2003, primarily from the proceeds of the sale of hotel properties. Interest income decreased due to the elimination of first mortgage notes receivable by taking the underlying hotel properties by deeds in lieu of foreclosure and selling them for cash, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

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

     The zero effective tax rate in the first quarter of 2003 is due to the utilization of net operating loss carry-forwards that had previously been fully reserved.

     Discontinued operations resulted from 16 hotels sold, transferred, and/or reclassified to hotels held for sale in 2002 and 2003. The effect of these hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $6.7 million in the first quarter of 2004, compared with $947,000 used in operating activities in the first quarter of 2003.

     The Company’s cash flows provided by investing activities were $6.2 million in the first quarter of 2004, compared with $23.9 million for the comparable period in 2003. The Company’s capital expenditures are principally for the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $96,000 in the first quarter of 2004 and $164,000 in the first quarter of 2003. Proceeds from the sale of property and leasehold interests were $92,000 in the first quarter of 2004 versus $7.5 million for the comparable period in 2003. The Company received $6.7 million from the collection of notes receivable in the first quarter of 2004 and $17.3 million in the first quarter of 2003. The Company invested $490,000 and $1.1 million in other assets in the first quarter of 2004 and 2003, respectively.

     Net cash used in financing activities was $136,000 in the first quarter of 2004 compared with $7.4 million in the first quarter of 2003. Repayments, net of borrowings, on long-term debt obligations were $186,000 in the first quarter of 2004 versus $8.1 million in the first quarter of 2003. The repayments in the first quarter of 2003 include $1.4 million of long-term debt repurchased in the open market or in privately negotiated transactions.

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

     The Company also has a loan secured by its corporate aircraft with a balance of $5.1 million as of April 18, 2004. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

     The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $10.8 million matured and were paid on May 3, 2004, subsequent to the end of the Company’s first fiscal quarter. Its outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $22.2 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $16.4 million mature in September of 2007.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the first fiscal quarter of 2004, approximately 3.7 million shares had been repurchased at a cost of $20.9 million.

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

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the first fiscal quarter ended April 18, 2004.

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

PART I

Item 4. Controls and Procedures

(a)	As of April 18, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II — OTHER INFORMATION

Item 1. No material developments occurred during the first quarter ended April 18, 2004 with respect to any pending litigation.

Item 4. Submission of Matters to a vote of Security Holders

     Not applicable

Item 6. Exhibits and Reports on Form 8-K

     6(a) Exhibits -

          Exhibit 31.1 — Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

          Exhibit 32.1 – Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

     6(b) Reports on Form 8-K

          A Form 8-K was filed on April 13, 2004 containing a copy of the Company’s press release announcing the financial results for the fourth quarter and fiscal year ended December 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: May 28, 2004	/S/ Leon Moore

Leon Moore
Chief Executive Officer, Principal Executive Officer, Director

Date: May 28, 2004	/S/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer, Director