Form 10-Q
period 2004-07-11
SHOLODGE INC
filed 2004-08-25
CIK 881924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 11, 2004

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

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

Yes (X)   No (  )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (  )   No (X)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

As of August 20, 2004, there were 5,006,611 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries

Consolidated Balance Sheets

	July 11,
	2004	December 28,
	(unaudited)	2003(1)
Assets
Current assets:
Cash and cash equivalents	$4,246,292	$12,491,736
Accounts receivable:
Accounts receivable-trade, net	2,057,367	2,188,312
Construction contracts	916,059	837,714
Construction contracts due from related parties	31,335,018	22,668,784
Costs and estimated earnings in excess of billings on construction contracts	—	39,832
Income taxes receivable	3,210,101	3,908,041
Prepaid expenses	514,473	314,967
Notes receivable, net	3,416,974	6,641,598
Assets of hotels transferred under contractual agreements (notes receivable)	2,000,000	4,352,000
Assets of hotels held for sale	9,160,543	16,139,477
Other current assets	42,665	45,352

Total current assets	56,899,492	69,627,813
Notes receivable, net	3,090,559	4,702,058
Property and equipment	39,991,473	40,369,304
Less accumulated depreciation and amortization	(7,347,575)	(6,922,065)

	32,643,898	33,447,239
Land under development or held for sale	10,253,846	10,644,991
Deferred charges, net	362,410	437,353
Goodwill, net	765,711	765,711
Trademark and franchise rights, net	340,974	473,366
Other assets	2,409,018	1,921,596

	$106,765,908	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	July 11,
	2004	December 28,
	(unaudited)	2003(1)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,969,734	$5,450,275
Taxes payable other than on income	429,526	344,179
Current portion of long-term debt	600,839	11,344,902

Total current liabilities	4,000,099	17,139,356
Long-term debt, less current portion	41,370,190	41,373,383
Deferred income taxes	14,107	783,485
Deferred credits	148,124	153,106
Minority interests in equity of consolidated subsidiaries and partnerships	395,381	388,699
Commitments and contingencies

Total liabilities	45,927,901	59,838,029
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,006,611 and 4,993,278 shares issued and outstanding as of July 11, 2004 and December 28, 2003, respectively)	1,000	1,000
Additional paid-in capital	23,177,820	23,127,821
Retained earnings	37,659,187	39,053,277

Total shareholders’ equity	60,838,007	62,182,098

	$106,765,908	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements. See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Earnings (unaudited)

	12 weeks ended		28 weeks ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Revenues:
Hotel	$1,214,491	$1,020,461	$2,570,541	$1,807,118
Franchising, reservation and management	1,840,137	1,815,160	4,017,992	3,895,461
Construction and development-related parties	5,864,555	4,406,535	13,606,086	7,351,158
Construction and development-other	254,776	985,533	399,932	994,684
Rent income	10,895	28,190	20,623	355,368
Other income	69,866	70,744	133,347	88,000

Total revenues	9,254,720	8,326,623	20,748,521	14,491,789
Cost and expenses:
Hotel	928,407	817,457	1,948,512	1,382,821
Franchising, reservation and management	1,609,664	1,483,543	3,327,694	3,161,161
Construction and development	5,298,666	5,684,470	11,946,290	9,101,668
Rent expense, net	140,300	136,593	278,923	281,244
General and administrative	1,653,347	895,762	3,081,229	2,923,734
Depreciation and amortization	376,646	397,524	889,048	933,445
Write-off of pre-development costs	—	—	—	5,993
Write-off of construction contracts receivable	—	4,992	—	21,475
Write-off of trade receivables	35,442	162,311	119,183	175,647
Write-down (recovery) of notes receivable	2,276	(14,025)	150,690	(14,025)
Impairment of real estate	308,313	—	308,313	—

Total cost and expenses	10,353,061	9,568,627	22,049,882	17,973,163

Operating loss	(1,098,341)	(1,242,004)	(1,301,361)	(3,481,374)
Gain on sale of property and leasehold interests	144,848	2,402	147,774	597,379
Gain on early extinguishments of debt	—	533,101	—	816,420
Interest expense	(1,275,224)	(1,859,461)	(3,083,631)	(4,749,155)
Interest income	114,376	351,841	172,250	1,291,608
Lease abandonment income	—	—	—	5,329,504

Loss from continuing operations before income taxes and minority interests	(2,114,341)	(2,214,121)	(4,064,968)	(195,618)
Income tax benefit	848,928	890,000	1,510,635	890,000
Minority interests in earnings of consolidated subsidiaries and partnerships	(3,821)	(85,703)	(6,682)	(97,679)

(Loss) earnings from continuing operations	(1,269,234)	(1,409,824)	(2,561,015)	596,703
Discontinued operations:
Operations of hotels disposed of and transferred, net of income taxes	87,316	213,853	304,159	434,885
Gain (loss) on disposal and transfer of discontinued operations, net of income taxes of $789,061 and $0 for the 12 weeks and 28 weeks ended July 11, 2004 and July 13, 2003, respectively	862,766	389,090	862,766	(1,379,469)

Net loss	$(319,152)	$(806,881)	$(1,394,090)	$(347,881)

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.25)	$(0.28)	$(0.51)	$0.12
Discontinued operations:
Operations of hotels disposed of and transferred	0.02	0.04	0.06	0.08
Gain (loss) on disposal and transfer of discontinued operations	0.17	0.08	0.17	(0.27)

Net loss	$(0.06)	$(0.16)	$(0.28)	$(0.07)

Diluted:
Continuing operations	$(0.25)	$(0.28)	$(0.51)	$0.12
Discontinued operations:
Operations of hotels disposed of and transferred	0.02	0.04	0.06	0.08
Gain (loss) on disposal and transfer of discontinued operations	0.17	0.08	0.17	(0.27)

Net loss	$(0.06)	$(0.16)	$(0.28)	$(0.07)

Weighted average common shares outstanding:
Basic	5,006,611	5,118,778	5,006,135	5,118,778

Diluted	5,006,611	5,118,778	5,006,135	5,118,778

See accompanying notes.

ShoLodge, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	28 weeks ended
	July 11,	July 13,
	2004	2003
Cash flows from operating activities
Net loss	$(1,394,090)	$(347,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations, net of tax	(1,166,925)	944,584
Depreciation and amortization	889,048	933,445
Write-off of pre-development costs	—	5,993
Write-off of construction contracts receivable	—	21,475
Write-off of accounts receivable - trade	119,183	175,647
Write-off (recovery) of notes receivable	150,690	(14,025)
Impairment of real estate	308,313	—
Amortization of deferred charges recorded as interest expense	74,943	409,593
Accretion of debt recorded as interest expense	353,241	353,241
Recognition of previously deferred gains	(4,982)	(59,815)
Gain on sale of property and leasehold interests	(142,792)	(597,379)
Gain on early extinguishments of debt	—	(816,420)
Lease abandonment income	—	(5,329,504)
Deferred income tax benefit	(1,510,635)	—
Minority interest in earnings of consolidated subsidiaries and partnerships	6,682	97,679
Changes in current assets and liabilities:
Accounts receivable - trade	11,762	(922,092)
Construction contracts receivable	(78,345)	(62,465)
Construction contracts receivable due from related parties	(8,666,234)	(2,369,653)
Costs and estimated earnings in excess of billings on construction contracts	39,832	(671,849)
Income and other taxes receivable and payable	503,909	739,290
Prepaid expenses	(199,506)	(225,942)
Accounts payable and accrued expenses	(2,480,541)	(2,338,732)
Other	682,519	1,301,186

Net cash used in operating activities	(12,503,928)	(8,773,625)
Cash flow from investing activities
Payments received on notes receivable	7,037,433	34,462,966
Capital expenditures	(208,262)	(717,686)
Purchase of assets of hotel held for sale	—	(6,846,054)
Proceeds from sale of assets of hotels held for sale	8,608,910	9,529,055
Purchase of other assets	(490,000)	(1,050,000)
Proceeds from sale of real estate and property	360,901	952,289
Proceeds from lease abandonment	—	415,668
Proceeds from sale of assets of hotels	—	6,517,798
Acquisition	—	(20,000)

Net cash provided by investing activities	15,308,982	43,244,036
Cash flow from financing activities
Repayments of notes receivable from officer	—	687,500
Deferred loan costs	—	(225,623)
Proceeds from long-term debt	—	6,726,904
Payments on long-term debt	(11,100,497)	(35,429,071)
Exercise of stock options	49,999	—

Net cash used in financing activities	(11,050,498)	(28,240,290)

Net (decrease) increase in cash and cash equivalents	(8,245,444)	6,230,121
Cash and cash equivalents - beginning of period	12,491,736	1,534,942

Cash and cash equivalents - end of period	$4,246,292	$7,765,063

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

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 11, 2004 and July 13, 2003 are not necessarily indicative of the operating results for the entire year.

Certain reclassifications have been made in the first quarter 2003 consolidated statement of earnings to conform to the classifications used in 2004. These reclassifications had no impact on net losses as previously reported.

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

DISCONTINUED OPERATIONS

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations do not include amounts for operating losses that have not yet been incurred. Under SFAS No. 144, the reporting of discontinued operations includes all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company reports as discontinued operations assets held for sale (as defined by SFAS No. 144) and assets sold in the current period. All results of these discontinued operations are included in a separate component of income on the consolidated statements of earnings under the heading, “operations of hotels disposed of and transferred, net of income taxes.”

The following table summarizes the results of operations for five properties transferred in the fourth quarter of 2002 and eleven properties sold or classified as held for sale, from the hotel operations segment for the fiscal quarters and fiscal year-to-date periods ended July 11, 2004 and July 13, 2003 (amounts in thousands):

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Revenues:
Hotel	$1,394	$2,143	$3,376	$4,130
Rent	—	—	—	490

Total revenues	1,394	2,143	3,376	4,620
Costs and expenses:
Hotel	1,187	1,731	2,840	3,620
General and Administrative	—	5	—	34
Depreciation and amortization	—	187	—	499

Total expenses	1,187	1,923	2,840	4,153

Operating income	207	220	536	467
Interest expense	—	—	—	(24)
Interest income	—	(6)	—	(8)

Earnings before income taxes	207	214	536	435
Income taxes	(120)	—	(232)	—

Operations of hotels disposed of, transferred and held for sale, net of income taxes	$87	$214	$304	$435

The assets of the five properties transferred in the fourth quarter of 2002 and presented in the accompanying consolidated balance sheets as assets of hotels transferred under contractual agreements (notes receivable) are as follows at July 11, 2004 (one property) and December 28, 2003 (two properties) (amounts in thousands):

	July 11,	December 28,
	2004	2003
Assets
Other current assets	$7	$16
Property and equipment, net	1,982	4,307
Other assets	11	29

Total assets	$2,000	$4,352

The assets and liabilities of the properties held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	July 11,	December 28,
	2004	2003
Assets
Other current assets	$18	$17
Property and equipment, net	9,101	16,080
Other assets	42	42

Total assets	$9,161	$16,139

The remaining two properties held for sale were sold for approximately $9.2 million subsequent to July 11, 2004, resulting in a pretax gain of approximately $130,000 that will be recorded in the third quarter.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The following table reconciles earnings (loss) and weighted average shares used in the earnings (loss) per share calculations for the fiscal quarters and fiscal year-to-date periods ended July 11, 2004, and July 13, 2003:

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Basic:
(Loss) earnings from continuing operations	$(1,269,234)	$(1,409,824)	$(2,561,015)	$596,703
Earnings (loss) from discontinued operations	950,082	602,943	1,166,925	(944,584)

Net loss applicable to common stock	$ (319,152)	$(806,881)	$(1,394,090)	$(347,881)

Shares:
Weighted average common shares outstanding	5,006,611	5,118,778	5,006,135	5,118,778

Basic (loss) earnings per share:
Continuing operations	$(0.25)	$(0.28)	$(0.51)	$0.12
Discontinued operations	0.19	0.12	0.23	(0.19)

Net loss	$(0.06)	$(0.16)	$(0.28)	$(0.07)

Diluted:
(Loss) earnings from continuing operations	$(1,269,234)	$(1,409,824)	$(2,561,015)	$596,703
Earnings (loss) from discontinued operations	950,082	602,943	1,166,925	(944,584)

Net loss applicable to common stock	(319,152)	(806,881)	(1,394,090)	(347,881)
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted loss per share	$(319,152)	$(806,881)	$(1,394,090)	$(347,881)

Shares:
Weighted average common shares outstanding	5,006,611	5,118,778	5,006,135	5,118,778
Effect of dilutive securities (options)	—	—	—	—
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,006,611	5,118,778	5,006,135	5,118,778

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Diluted (loss) earnings per share:
Continuing operations	$(0.25)	$(0.28)	$(0.51)	$0.12
Discontinued operations	0.19	0.12	0.23	(0.19)

Net loss	$(0.06)	$(0.16)	$(0.28)	$(0.07)

OPERATING SEGMENT INFORMATION

The Company’s significant operating segments are hotel operations, franchising, management and reservation services, and construction and development. None of the Company’s segments conduct foreign operations. Operating earnings (loss) includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company’s operations by segment follows (in thousands of dollars):

	12 Weeks Ended		28 Weeks Ended
	July 11,	July 13,	July 11,	July 13,
	2004	2003	2004	2003
Revenues:
Hotel operations	$1,412	$1,180	$2,973	$2,531
Franchising, reservation and management services	1,970	2,001	4,309	4,295
Construction and development	6,216	5,420	14,183	8,490
Elimination of intersegment revenue	(343)	(274)	(716)	(824)

Total revenues	$9,255	$8,327	$20,749	$14,492

Operating earnings (loss):
Hotel operations	$165	$(620)	$333	$(220)
Franchising, reservation and management services	(1,770)	(319)	(3,268)	(2,463)
Construction and development	507	(303)	1,634	(798)

Total operating loss	$(1,098)	$(1,242)	$(1,301)	$(3,481)

Capital expenditures:
Hotel operations	$3	$25	$3	$30
Franchising, reservation and management services	109	528	205	688
Construction and development	—	—	—	—

Total capital expenditures	$112	$553	$208	$718

Depreciation and amortization:
Hotel operations	$145	$163	$347	$361
Franchising, reservation and management services	225	230	526	549
Construction and development	7	5	16	23

Total depreciation and amortization	$377	$398	$889	$933

	As of	As of
	July 11,	December 28,
	2004	2003
Total assets:
Hotel operations	$33,953	$45,572
Franchising, reservation and management services	40,691	52,522
Construction and development	32,122	23,926

Total assets	$106,766	$122,020

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company’s pro forma net earnings (loss) would not be materially different than reported net earnings (loss) in the first two quarters of 2004 or 2003 under the fair value method.

RELATED PARTY TRANSACTIONS

The chairman and chief executive officer is personally involved in various real estate development activities. The Company’s wholly-owned construction and development subsidiary has from time to time provided services in connection with these activities. Revenues earned by the Company from these projects were $5,864,555 and $13,606,086 in the second quarter and first two quarters of 2004, respectively, and $4,406,535 and $7,351,158 in the second quarter and first two quarters of 2003, respectively. Construction contracts due from related parties were $31,335,018 and $22,668,784 at July 11, 2004 and December 28, 2003, respectively.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company develops, owns, operates and is the exclusive franchisor of Shoney’s Inns and GuestHouse Inns & Suites. In the second quarter of 2002, the Company acquired the exclusive franchise rights of the GuestHouse Inns & Suites hotel brand and announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. As of July 11, 2004, the Shoney’s Inn/GuestHouse lodging system consisted of 83 properties containing 6,314 rooms of which one containing 98 rooms is owned by the Company. Shoney’s Inns and GuestHouse Inns & Suites are currently located in 21 states. As of July 11, 2004, the Company also owned and operated two AmeriSuites hotels.

     Except for three owned hotel properties which the Company intends to continue to operate at present, all of the Company’s remaining owned hotel properties are held for sale at July 11, 2004. The Company’s present strategy does not include the ownership of additional hotel properties.

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

     As of July 11, 2004, the Company owned two hotel properties held for sale. These two hotels were sold in the third fiscal quarter for approximately $9.2 million, resulting in a pretax gain of approximately $130,000 that will be recorded in the third quarter. One hotel property previously held for sale was sold in the second quarter of this year.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended July 11, 2004 and July 13, 2003 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended July 11, 2004 and July 13, 2003

     Total operating revenues for the quarter ended July 11, 2004, were $9.3 million, or 11.1% more than the total operating revenues of $8.3 million reported for the second quarter of 2003. Total operating revenues for the fiscal year-to-date period ended July 11, 2004, were $20.7 million, or 43.2% more than the total operating revenues of $14.5 million reported for the first two fiscal quarters of 2003. The net increases were due to increases in hotel, franchising and reservation revenues, and construction and development revenues, partially offset by decreases in rent income.

     Revenues from hotel operations in the second fiscal quarter increased by $194,000, or 19.0%, to $1.2 million from the $1.0 million reported for the same period last year. For the three hotels opened for all of both quarterly periods, an increase of 1.9% in average daily room rates, from $55.96 in the second quarter of 2003 to $57.01 in the second quarter of 2004, and an increase in average occupancy rates on these hotels from 60.1% to 70.3% this year, were the primary causes of an increase in same hotel revenues of 19.0% from $1.0 million in the second quarter of 2003 to $1.2 million in the second quarter of 2004. The Company owned and operated a total of three hotels included in continuing operations at the end of its second fiscal quarter of 2004 (one GuestHouse Inns & Suites and two AmeriSuites hotels). RevPAR (revenue per available room) for all three of these Company-owned hotels increased by 19.2% from $33.61 in the second quarter of 2003 to $40.07 in the second quarter of 2004.

     Revenues from hotel operations in the first two fiscal quarters increased by $763,000, or 29.7%, to $2.6 million from the $1.8 million reported for the same period last year. For the two hotels opened for all of both year-to-date periods, an increase of 4.2% in average daily room rates, from $56.68 in the first two fiscal quarters of 2003 to $59.05 in the first two fiscal quarters of 2004, and an increase in average occupancy rates on these hotels from 52.8% to 58.9% this year, were the primary causes of an increase in same hotel revenues of 15.7% from $1.3 million in the first two fiscal quarters of 2003 to $1.5 million in the first two fiscal quarters of 2004. For the Company’s three hotels included in continuing operations at the end of its second fiscal quarter of 2004 (one GuestHouse Inns & Suites and two AmeriSuites hotels), RevPAR increased by 16.5% from $31.20 in the first two quarters of 2003 to $36.36 in the first two quarters of 2004.

     The revenue effects of the hotels transferred, sold and held for sale as of July 11, 2004 are reflected in discontinued operations.

     Franchising, reservation and management service revenues increased by $25,000, or 1.4%, in the second quarter of 2004 from the second quarter of 2003. Initial and termination franchise fees decreased by $114,000, royalty fees decreased by $106,000, and reservation fees increased by $245,000 from the second quarter of last year. Franchising, reservation and management service revenues increased by $123,000, or 3.1%, in the first two quarters of 2004 from the first two quarters of 2003. Initial and termination franchise fees decreased by $188,000, royalty fees decreased by $166,000, and reservation fees increased by $486,000 from the first two quarters of 2003. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of July 11, 2004, a total of 961 lodging facilities were served by the Company’s reservation center as compared with 819 lodging facilities at July 13, 2003. The likely acquisition of one of the reservation center’s major clients by another hotel company later this year, if successful, would likely remove that chain’s reservation business from the Company’s client base by the spring or summer of 2005; as of July 11, 2004, there were 187 lodging facilities served by the Company’s reservation center that were controlled by this client. This could have a significant negative impact on the Company’s reservation service revenues unless this business is replaced with other lodging facilities being added prior to that time. Management fees decreased by $9,000 from the first two quarters of 2003.

     Revenues from construction and development activities were $6.1 million in the second quarter of 2004 and $14.0 million in the first two quarters of 2004, versus $5.4 million in the second quarter of 2003 and $8.3 million in the first two quarters of 2003. These revenues include $5.9 million and $13.6 million in the second quarter of 2004 and in the first two quarters of 2004, respectively; and $4.4 million and $7.4 million in the second quarter of 2003 and in the first two quarters of 2003, respectively, earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first two quarters of both 2004 and 2003.

     Rent income in the second quarter of 2004 decreased by $17,000, to $11,000, from $28,000, in the second quarter of 2003, and in the first two quarters of 2004 decreased by $335,000, to $20,000, from $355,000, in the first two quarters of 2003. The primary source of rent income was from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. Two of these three AmeriSuites hotels were held for sale at the end of the second fiscal quarter and the rent associated with these two hotels is included in discontinued operations. The decrease in the first two quarters’ rent income was due to Prime’s abandonment of the lease of the hotel included in continuing operations and the sale of some restaurants to the lessees in 2003.

     Operating expenses from hotel operations of the three Company-owned hotels included in continuing operations for the second quarter of 2004 increased by $111,000, or 13.6%, from $817,000 in the second quarter of 2003. The operating expenses as a percentage of operating revenues for this activity decreased from 80.1% in the second quarter of 2003 to 76.4% in the second quarter of 2004, increasing gross operating profit margin from 19.9% in the second quarter of 2003 to 23.6% in the second quarter of 2004. Operating expenses from hotel operations of the three Company-owned hotels included in continuing operations for the first two quarters of 2004 increased by $566,000, or 40.9%, from $1.4 million in the first two quarters of 2003. The operating expenses as a percentage of operating revenues for this activity decreased from 76.5% in the first two quarters of 2003 to 75.8% in the first two quarters of 2004, increasing gross operating profit margin from 23.5% in the first two quarters of 2003 to 24.2% in the first two quarters of 2004. This was due primarily to lower hotel operating expenses on the two AmeriSuites hotels as a percentage of revenues than on the one GuestHouse hotel due to their higher revenue per available room and their greater number of rooms per property, partially offset by increased insurance and advertising and sales expenses as a percentage of revenues in the first two quarters of 2004 over the first two quarters of 2003. One of the AmeriSuites hotels was not included in hotel operations until April of 2003.

     Franchising, reservation and management service operating expenses increased by $126,000, or 8.5%, from the second quarter of 2003 to the second quarter of 2004, and by $167,000, or 5.3%, from the first two quarters of 2003 to the first two quarters of 2004. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the second quarter of 2003, and to expenses related to the franchising of GuestHouse Inns & Suites.

     Construction and development costs in the second quarter of 2004 and 2003 were $5.3 million and $5.7 million, respectively, on construction contracts in progress during those quarters. Construction and development costs in the first two quarters of 2004 and 2003 were $11.9 million and $9.1 million, respectively, on construction contracts in progress during those quarters.

     Rent expense increased by $4,000 in the second quarter of this year from last year’s second quarter, and decreased by $2,000 in the first two quarters of this year from last year’s first two quarters. The Company leased only one hotel property in both years.

     General and administrative expenses increased by $758,000, or 84.6%, from the second quarter of 2003; and for the first two quarters of 2004 increased by $157,000, or 5.4%, from the first two quarters of 2003. The increases were due primarily to increases in compensation expense, partially offset by decreases in legal and professional fees. The increase in compensation expense was due primarily to the reversal of $607,000 of accrued bonuses in the second quarter of 2003.

     Depreciation and amortization expense decreased by $21,000, or 5.3%, from the second quarter of 2003, and for the first two quarters decreased by $44,000, or 4.8%, from the first two quarters of 2003.

     In the first two quarters of 2004, the Company wrote off $119,000 of accounts receivable deemed to be of doubtful collectibility and wrote down a first mortgage note receivable by $151,000 due to the sale on April 21, 2004, of the underlying property at less than the carrying value of the note receivable. In the first two quarters of 2003, the Company wrote off $6,000 of pre-development costs, $21,000 of construction contracts receivable, and $176,000 of accounts receivable deemed to be of doubtful collectibility, but recovered $14,000 on notes receivable written down in the fourth quarter of 2002.

     In the second quarter of 2004, the Company contracted to sell a parcel of undeveloped land which it owned at a net sales price of $308,000 less than its carrying value. The sale transaction occurred in the third quarter of 2004 at the contracted price. Consequently, the Company reported an impairment loss of $308,000 in the second quarter.

     The gain on sale of property of $148,000 in the first two quarters of 2004 included a gain of $143,000 on the sale of excess land in the second quarter, and $5,000 on the sale of two restaurants which had been previously deferred. The gain of $597,000 recognized on sale of property in the first two quarters of 2003, of which $2,000 was earned in the second quarter, was primarily from the sale of a restaurant to the lessee and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $3.4 million of its 7.50% subordinated debentures in the second quarter of 2003 at a discount, and also repurchased $200,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $533,000 on these transactions in the second quarter of 2003. The Company repurchased $4.1 million of its 7.50% subordinated debentures in the first two quarters of 2003 at a discount, and also repurchased $200,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $816,000 on these transactions in the first two quarters of 2003. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense decreased by $584,000, or 31.4%, while interest income decreased by $237,000, or 67.5%, from the second quarter of 2003. For the first two quarters of 2004, interest expense decreased by $1.7 million, or 35.1%, while interest income decreased by $1.1 million, or 86.7%, from the first two quarters of 2003. The decrease in interest expense was due primarily to the termination of the Company’s bank credit facilities in 2003 and the payoff of other indebtedness in 2003, primarily from the proceeds of the sale of hotel properties. Interest income decreased due to the elimination of first mortgage notes receivable by taking the underlying hotel properties by deeds in lieu of foreclosure and selling them for cash, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

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

     The zero effective tax rate in the first two quarters of 2003 is due to the utilization of net operating loss carry-forwards that had previously been fully reserved; however, the estimated income tax receivable was increased by $890,000 by a reduction of the previously provided reserve in the second quarter of 2003 based upon tax return work completed during the quarter, resulting in an increase of $890,000 in the estimated refunds due.

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

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $12.5 million in the first two quarters of 2004, compared with $8.8 million used in operating activities in the first two quarters of 2003.

     The Company’s cash flows provided by investing activities were $15.3 million in the first two quarters of 2004, compared with $43.2 million for the comparable period in 2003. The Company’s capital expenditures are principally for the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $208,000 in the first two quarters of 2004 and $718,000 in the first two quarters of 2003. In the second quarter of 2003, the Company purchased the first mortgage on a hotel for $6.8 million, foreclosed on the mortgage, and acquired the hotel at the foreclosure sale for the balance of the first mortgage with the intent to locate a buyer and resell the hotel for cash. The hotel was sold in the second quarter of 2004 for $8.6 million net of selling expenses. In the first two quarters of 2003, proceeds from the sale of hotels held for sale totaled $9.5 million. Proceeds from the sale of property and leasehold interests were $361,000 in the first two quarters of 2004 versus $7.5 million for the comparable period in 2003. The Company received $7.0 million from the collection of notes receivable in the first two quarters of 2004 and $34.5 million in the first two quarters of 2003. The Company invested $490,000 and $1.1 million in other assets in the first two quarters of 2004 and 2003, respectively.

     Net cash used in financing activities was $11.1 million in the first two quarters of 2004 compared with $28.2 million in the first two quarters of 2003. Repayments, net of borrowings, on long-term debt obligations were $11.1 million in the first two quarters of 2004 versus $28.7 million in the first two quarters of 2003. The repayments in the first two quarters of 2004 include $10.8 million of the Company’s outstanding 7.50% Convertible Subordinated Debentures that matured on May 1, 2004. The repayments in the first two quarters of 2003 include $5.0 million of long-term debt repurchased in the open market or in privately negotiated transactions. Funds for the 2003 debt repayments were provided by the proceeds from the sale of property and leasehold interests, and the collection of notes receivable, discussed above.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility was for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 and real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base was the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and of the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan was at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit was at the lender’s base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company was to pay commitment fees on the unused portion of the facility at .50% per annum. The credit facility also contained covenants which limited or prohibited the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibited additional liens on the collateral, restricted mergers and the payment of dividends and restricted the Company’s ability to place liens on unencumbered assets. The credit facility contained financial covenants as to the Company’s minimum net worth. In the fourth quarter of 2003, the Company decided that the credit facility no longer served the Company’s needs, terminated the facility, and has received all of its collateral back from the financial institution. On January 6, 2004, the Company filed a complaint against the financial institution for its breach of the loan agreement, claiming damages to the Company in excess of $25 million.

     The Company also maintained a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. This line of credit was paid off in the first quarter of 2003 and was not renewed.

     The Company also has a loan secured by its corporate aircraft with a balance of $5.0 million as of July 11, 2004. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

     The Company’s outstanding 7.50% Convertible Subordinated Debentures in the face amount of $10.8 million matured on May 1, 2004, and were paid on May 3, 2004. Its outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $22.2 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $16.4 million mature in September of 2007.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the second fiscal quarter of 2004, approximately 3.7 million shares had been repurchased at a cost of $20.9 million.

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

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the second fiscal quarter ended July 11, 2004.

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

PART I

Item 4. Controls and Procedures

(a)	As of July 11, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective as of July 11, 2004, to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

(b)	There were no material changes in our internal controls or in other factors that could significantly affect internal controls during the second quarter of 2004.

PART II - OTHER INFORMATION

Item 1. No material developments occurred during the second quarter ended July 11, 2004 with respect to any pending litigation.

Item 4. Submission of Matters to a vote of Security Holders

At the Company’s Annual Meeting of Shareholders held on May 26, 2004, 5,006,611 shares were outstanding and eligible to vote. The shareholders considered and voted to reelect the following directors:

	Vote Cast
Name of Nominee	For	Withheld
Earl Sadler	4,956,331	20,933
Bob Marlowe	4,898,204	79,060

The names of the directors whose terms of office as directors continued after the annual meeting of shareholders are: Helen L. Moskovitz, David M. Resha, Leon Moore and Richard L. Johnson.

Item 6. Exhibits and Reports on Form 8-K

     6(a) Exhibits -

Exhibit 31.1 - Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

     6(b) Reports on Form 8-K

A Form 8-K was filed on June 2, 2004 containing a copy of the Company’s press release announcing the financial results for the first fiscal quarter ended April 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: August 20, 2004	S/ Leon Moore

Leon Moore
Chief Executive Officer, Principal Executive Officer, Director

Date: August 20, 2004	S/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting Officer, Principal Accounting Officer, Chief Financial Officer, Director