Form 10-Q
period 2004-10-03
SHOLODGE INC
filed 2004-11-17
CIK 881924

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

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

As of November 15, 2004, there were 5,006,611 shares of ShoLodge, Inc. common stock outstanding.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets

	October 3,
	2004	December 28,
	(unaudited)	2003(1)
Assets
Current assets:
Cash and cash equivalents	$17,069,843	$12,491,736
Accounts receivable:
Accounts receivable-trade, net	2,046,496	2,188,312
Construction contracts	1,293,007	837,714
Construction contracts due from related parties	32,501,349	22,668,784
Costs and estimated earnings in excess of billings on construction contracts	—	39,832
Income taxes receivable	3,245,266	3,908,041
Prepaid expenses	477,472	314,967
Notes receivable, net	4,095,622	6,641,598
Assets of hotels transferred under contractual agreements (notes receivable)	2,000,000	4,352,000
Assets of hotels held for sale	4,754,900	32,147,238
Other current assets	15,890	25,927

Total current assets	67,499,845	85,616,149
Notes receivable, net	3,043,760	4,702,058
Property and equipment	21,530,377	22,161,627
Less accumulated depreciation and amortization	(4,675,846)	(4,600,755)

	16,854,531	17,560,872
Land under development or held for sale	6,924,019	10,644,991
Deferred charges, net	331,881	437,353
Deferred tax asset	1,440,893	—
Goodwill, net	765,711	765,711
Trademark and franchise rights, net	283,783	473,366
Other assets	2,294,516	1,819,627

	$99,438,939	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Balance Sheets (continued)

	October 3,
	2004	December 28,
	(unaudited)	2003(1)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,065,332	$5,450,275
Taxes payable other than on income	249,004	344,179
Current portion of long-term debt	41,976,774	11,344,902

Total current liabilities	44,291,110	17,139,356
Long-term debt, less current portion	—	41,373,383
Deferred income taxes	—	783,485
Deferred credits	145,935	153,106
Minority interests in equity of consolidated subsidiaries and partnerships	98,309	388,699

Commitments and contingencies
Total liabilities	44,535,354	59,838,029
Shareholders’ equity:
Preferred stock (no par value; 1,000,000 shares authorized; no shares issued)	—	—
Series A redeemable nonparticipating stock (no par value; 1,000 shares authorized, no shares issued)	—	—
Common stock (no par value; 20,000,000 shares authorized, 5,006,611 and 4,993,278 shares issued and outstanding as of October 3, 2004 and December 28, 2003, respectively)	1,000	1,000
Additional paid-in capital	23,177,820	23,127,821
Retained earnings	31,724,765	39,053,277

Total shareholders’ equity	54,903,585	62,182,098

	$99,438,939	$122,020,127

(1)	Derived from fiscal year ended December 28, 2003 audited financial statements.

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Earnings (unaudited)

	12 weeks ended		40 weeks ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Revenues:
Franchising, reservation and management	$2,265,778	$2,098,726	$6,283,770	$5,994,187
Construction and development-related parties	3,970,494	7,309,758	17,576,580	14,660,916
Construction and development-other	376,948	628,241	776,880	1,622,925
Rent income	9,675	27,193	30,298	90,323
Other income	73,698	23,319	207,045	111,319

Total revenues	6,696,593	10,087,237	24,874,573	22,479,670
Cost and expenses:
Franchising, reservation and management	1,657,088	1,502,294	4,984,782	4,663,455
Construction and development	3,784,954	5,743,837	15,731,244	14,845,505
General and administrative	887,005	1,049,439	3,968,234	3,972,236
Depreciation and amortization	226,362	248,048	768,423	820,079
Write-off of pre-development costs	—	—	—	5,993
Write-off of construction contracts receivable	—	—	—	21,475
Write-off of trade receivables	(43,197)	15,869	75,986	191,516
Write-down of notes receivable	—	880,568	150,690	866,543
Impairment of real estate	207,859	—	516,172	—

Total cost and expenses	6,720,071	9,440,055	26,195,531	25,386,802

Operating (loss) earnings	(23,478)	647,182	(1,320,958)	(2,907,132)
(Loss) gain on sale of property and leasehold interests	(434,325)	380,407	(286,551)	977,786
Gain on early extinguishments of debt	—	295,785	—	1,112,205
Interest expense	(1,187,402)	(1,611,815)	(4,270,939)	(6,360,971)
Interest income	71,659	296,375	244,213	1,587,801
Lease abandonment income	—	—	—	5,329,504

(Loss) earnings from continuing operations before income taxes and minority interests	(1,573,546)	7,934	(5,634,235)	(260,807)
Income tax benefit	300,000	—	1,154,000	890,000
Minority interests in earnings of consolidated subsidiaries and partnerships	(2,928)	(3,689)	(9,610)	(101,368)

(Loss) earnings from continuing operations	(1,276,474)	4,245	(4,489,845)	527,825

Discontinued operations:
Operations of hotels disposed of and transferred, net of income taxes	(1,578,624)	172,026	(1,127,170)	680,033
Loss on disposal and transfer of discontinued operations, net of income taxes of $725,000 and $441,000 for the 12 weeks and 40 weeks ended October 3, 2004, respectively, and $0 for the 12 weeks and 40 weeks ended October 5, 2003, respectively	(3,079,324)	(462,471)	(1,711,497)	(1,841,940)

Net loss	$(5,934,422)	$(286,200)	$(7,328,512)	$(634,082)

Net (loss) earnings per common share:
Basic:
Continuing operations	$(0.25)	$0.00	$(0.90)	$0.10
Discontinued operations:
Operations of hotels disposed of and transferred	(0.32)	0.03	(0.22)	0.14
Loss on disposal and transfer of discontinued operations	(0.62)	(0.09)	(0.34)	(0.36)

Net loss	$(1.19)	$(0.06)	$(1.46)	$(0.12)

Diluted:
Continuing operations	$(0.25)	$0.00	$(0.90)	$0.10
Discontinued operations:
Operations of hotels disposed of and transferred	(0.32)	0.03	(0.22)	0.14
Loss on disposal and transfer of discontined operations	(0.62)	(0.09)	(0.34)	(0.36)

Net loss	$(1.19)	$(0.06)	$(1.46)	$(0.12)

Weighted average common shares outstanding:
Basic	5,006,611	5,038,099	5,006,278	5,094,574

Diluted	5,006,611	5,038,099	5,006,278	5,094,574

See accompanying notes.

ShoLodge, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	40 weeks ended
	October 3,	October 5,
	2004	2003
Cash flows from operating activities
Net loss	$(7,328,512)	$(634,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Discontinued operations, net of tax	2,838,667	1,161,907
Depreciation and amortization	768,423	820,079
Write-off of pre-development costs	—	5,993
Write-off of construction contracts receivable	—	21,475
Write-off of accounts receivable - trade	75,986	191,516
Write-off of notes receivable	150,690	866,543
Impairment of real estate	516,172	—
Amortization of deferred charges recorded as interest expense	105,472	604,782
Accretion of debt recorded as interest expense	504,630	504,630
Recognition of previously deferred gains	(7,171)	(61,186)
Loss (gain) on sale of property and leasehold interests	286,551	(977,786)
Gain on early extinguishments of debt	—	(1,112,205)
Lease abandonment income	—	(5,329,504)
Deferred income tax benefit	(1,154,000)	—
Minority interest in earnings of consolidated subsidiaries and partnerships	9,610	101,368
Changes in current assets and liabilities:
Accounts receivable - trade	65,830	(874,433)
Construction contracts receivable	(455,293)	(303,069)
Construction contracts receivable due from related parties	(9,832,565)	(9,679,411)
Costs and estimated earnings in excess of billings on construction contracts	39,832	(459,297)
Income and other taxes receivable and payable	229,222	10,996,469
Prepaid expenses	(162,505)	(283,941)
Accounts payable and accrued expenses	(3,352,451)	(2,252,634)
Other	1,262,026	145,142

Net cash used in operating activities	(15,439,386)	(6,547,644)
Cash flow from investing activities
Restricted cash	—	100,000
Payments received on notes receivable	7,078,897	34,432,844
Capital expenditures	(272,705)	(746,804)
Capital expenditures of discontinued operations	(3,473)	(40,872)
Purchase of assets of hotel held for sale	—	(6,913,475)
Purchase of other assets	(490,000)	(1,050,000)
Proceeds from sale of assets of hotels held for sale	22,148,426	12,915,651
Proceeds from sale of real estate and property	3,052,490	4,478,393
Proceeds from lease abandonment	—	415,668
Proceeds from sale of assets of hotels	—	6,517,798
Acquisition	—	(20,000)

Net cash provided by investing activities	31,513,635	50,089,203
Cash flow from financing activities
Repayments of notes receivable from officer	—	687,500
Deferred loan costs	—	(225,623)
Proceeds from long-term debt	—	6,726,904
Payments on long-term debt	(11,246,141)	(39,785,735)
Distributions to minority interest	(300,000)	—
Exercise of stock options	49,999	(451,800)

Net cash used in financing activities	(11,496,142)	(33,048,754)

Net increase in cash and cash equivalents	4,578,107	10,492,805
Cash and cash equivalents - beginning of period	12,491,736	1,534,942

Cash and cash equivalents - end of period	$17,069,843	$12,027,747

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

The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 3, 2004 and October 5, 2003 are not necessarily indicative of the operating results for the entire year.

Certain reclassifications have been made in the third quarter and first three quarters 2003 consolidated statement of earnings to conform to the classifications used in 2004. These reclassifications had no impact on net losses as previously reported.

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

The following table summarizes the results of operations for five properties transferred in the fourth quarter of 2002 and fourteen properties sold or classified as held for sale, from the hotel operations segment for the fiscal quarters and fiscal year-to-date periods ended October 3, 2004 and October 5, 2003 (amounts in thousands):

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Revenues:
Hotel	$1,091	$3,280	$7,037	$9,217
Rent	—	—	—	783

Total revenues	1,091	3,280	7,037	10,000
Costs and expenses:
Hotel	1,076	2,703	5,865	7,706
Rent	37	131	316	412
General and Administrative	—	(4)	—	31
Depreciation and amortization	119	276	465	1,137
Impairment of real estate	1,809	—	1,809	—

Total expenses	3,041	3,106	8,455	9,286

Operating (loss) earnings	(1,950)	174	(1,418)	714
Interest expense	—	(2)	—	(25)
Interest income	—	—	—	(9)

(Loss) earnings before income taxes	(1,950)	172	(1,418)	680
Income taxes	371	—	291	—

Operations of hotels disposed of, transferred and held for sale, net of income taxes	$(1,579)	$172	$(1,127)	$680

In addition to the operations of the hotels presented in the preceding table, in the first three quarters of 2004 and 2003 the Company incurred pretax losses on the disposal and transfer of hotels included in discontinued operations in the amounts of $2.2 million and $1.8 million, respectively. The loss in the first three quarters of 2004 included a loss of $3.7 million on the sale of one hotel in the third quarter and a gain of $1.7 million on a hotel sold in the second quarter. The loss in the first three quarters of 2003 included a loss of $2.2 million on the sale of three hotels during 2003 which have been re-classified to discontinued operations, and a gain of $342,000 on another hotel sold in the second quarter of 2003.

The assets of the five properties transferred in the fourth quarter of 2002 and presented in the accompanying consolidated balance sheets as assets of hotels transferred under contractual agreements (notes receivable) are as follows at October 3, 2004 (one property) and December 28, 2003 (two properties) (amounts in thousands):

	October 3,	December 28,
	2004	2003
Assets
Other current assets	$7	$16
Property and equipment, net	1,982	4,307
Other assets	11	29

Total assets	$2,000	$4,352

The assets and liabilities of the properties held for sale presented in the accompanying consolidated balance sheets are as follows (amounts in thousands):

	October 3,	December 28,
	2004	2003
Assets
Other current assets	$10	$37
Property and equipment, net	4,719	31,966
Other assets	26	144

Total assets	$4,755	$32,147

The property held for sale on October 3, 2004, was sold for approximately $4.8 million subsequent to October 3, 2004. An impairment of approximately $1.8 million was recognized and recorded in the third quarter based upon the sales contract.

EARNINGS (LOSS) PER SHARE

Earnings (loss) per share was computed by dividing net earnings (loss) by the weighted average number of common shares outstanding. The following table reconciles earnings (loss) and weighted average shares used in the earnings (loss) per share calculations for the fiscal quarters and fiscal year-to-date periods ended October 3, 2004, and October 5, 2003:

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Basic:
(Loss) earnings from continuing operations	$(1,276,474)	$4,245	$(4,489,845)	$527,825
Earnings (loss) from discontinued operations	(4,657,948)	(290,445)	(2,838,667)	(1,161,907)

Net loss applicable to common stock	$(5,934,422)	$(286,200)	$(7,328,512)	$(634,082)

Shares:
Weighted average common shares outstanding	5,006,611	5,118,778	5,006,278	5,118,778

Basic (loss) earnings per share:
Continuing operations	$(0.25)	$0.00	$(0.90)	$0.10
Discontinued operations	(0.94)	(0.06)	(0.56)	(0.22)

Net loss	$(1.19)	$(0.06)	$(1.46)	$(0.12)

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Diluted:
(Loss) earnings from continuing operations	$(1,276,474)	$4,245	$(4,489,845)	$527,825
Earnings (loss) from discontinued operations	(4,657,948)	(290,445)	(2,838,667)	(1,161,907)

Net loss applicable to common stock	(5,934,422)	(286,200)	(7,328,512)	(634,082)
Dilutive effect of 7.5% convertible debentures	—	—	—	—

Numerator for diluted loss per share	$(5,934,422)	$(286,200)	$(7,328,512)	$(634,082)

Shares:
Weighted average common shares outstanding	5,006,611	5,038,099	5,006,278	5,094,574
Effect of dilutive securities (options)	—	—	—	—
Effect of dilutive securities (7.5% convertible debentures)	—	—	—	—

Weighted average common and common equivalent shares outstanding	5,006,611	5,038,099	5,006,278	5,094,574

Diluted (loss) earnings per share:
Continuing operations	$(0.25)	$0.00	$(0.90)	$0.10
Discontinued operations	(0.94)	(0.06)	(0.56)	(0.22)

Net loss	$(1.19)	$(0.06)	$(1.46)	$(0.12)

OPERATING SEGMENT INFORMATION

The Company’s significant operating segments are franchising, management and reservation services, and construction and development. None of the Company’s segments conduct foreign operations. Operating earnings (loss) includes the operating revenues and expenses directly identifiable with the operating segment. Identifiable assets are those used directly in the operations of each segment. A summary of the Company’s operations by segment follows (in thousands of dollars):

	12 Weeks Ended		40 Weeks Ended
	October 3,	October 5,	October 3,	October 5,
	2004	2003	2004	2003
Revenues:
Franchising, reservation and management services	$2,524	$2,406	$7,235	$7,133
Construction and development	4,385	7,984	18,569	16,474
Elimination of intersegment revenue	(212)	(303)	(929)	(1,127)

Total revenues	$6,697	$10,087	$24,875	$22,480

Operating (loss) earnings:
Franchising, reservation and management services	$(580)	$(1,532)	$(3,512)	$(4,287)
Construction and development	557	2,179	2,191	1,380

Total operating (loss) earnings	$(23)	$647	$(1,321)	$(2,907)

Capital expenditures:
Franchising, reservation and management services	$68	$58	$273	$747
Construction and development	—	—	—	—

Total capital expenditures	$68	$58	$273	$747

Depreciation and amortization:
Franchising, reservation and management services	$219	$238	$746	$788
Construction and development	7	10	22	32

Total depreciation and amortization	$226	$248	$768	$820

	As of	As of
	October 3,	December 28,
	2004	2003
Total assets:
Hotel	$11,844	$45,572
Franchising, reservation and management services	53,395	52,522
Construction and development	34,200	23,926

Total assets	$99,439	$122,020

CONTINGENCIES

The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

The Company’s outstanding Series A and Series A-1 Senior Subordinated Notes in the face amount of $22.2 million mature in November of 2006 and its Series B and Series B-1 Senior Subordinated Notes in the face amount of $16.4 million mature in September of 2007.

The trust indenture applicable to the Series A, Series A-1, Series B and Series B-1 senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $60.0 million. As of October 3, 2004, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. Because of the covenant violation at October 3, 2004, the Company has classified all of the Series A, Series A-1, Series B and Series B-1 senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s loan secured by the Company’s aircraft, these debt instruments have also been classified as current liabilities as of October 3, 2004.

The total amount of debt classified as current liabilities due to the circumstances discussed above was $42.0 million as of October 3, 2004. As of November 16, 2004, the Company had approximately $30.0 million in cash and is currently expecting to collect cash proceeds of approximately $18.0 million within the next 60 days from the collection of accounts receivable, the sale of properties, and refunds of previously paid income taxes. The Company expects to either cure any default declared by the senior subordinated note holders within the 60 day cure period or expects that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full prior to the declaration of any default or within the cure period.

STOCK BASED COMPENSATION

The Company uses the intrinsic value method for valuing its awards of stock options and recording the related compensation expense, if any. This compensation expense is included in general and administrative expense. The Company has adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company’s pro forma net earnings (loss) would not be materially different than reported net earnings (loss) in the first three quarters of 2004 or 2003 under the fair value method.

RELATED PARTY TRANSACTIONS

The chairman and chief executive officer is personally involved in various real estate development activities. The Company’s wholly-owned construction and development subsidiary has from time to time provided services in connection with these activities. Revenues earned by the Company from these projects were $3,970,494 and $17,576,580 in the third quarter and first three quarters of 2004, respectively, and $7,309,758 and $14,660,916 in the third quarter and first three quarters of 2003, respectively. Construction contracts due from related parties were $32,501,349 and $22,668,784 at October 3, 2004 and December 28, 2003, respectively. Subsequent to October 3, 2004, the Company collected $13,000,000 on the construction contracts due from related parties.

ShoLodge, Inc. and Subsidiaries
Management’s Discussion and Analysis of Financial
Condition and Results of Operations

Overview

     The Company develops, owns, operates and is the exclusive franchisor of Shoney’s Inns and GuestHouse Inns & Suites. In the second quarter of 2002, the Company acquired the exclusive franchise rights of the GuestHouse Inns & Suites hotel brand and announced its plan to convert the name of the Shoney’s Inns and Shoney’s Inns & Suites hotel chain to GuestHouse International Inns & Suites as soon as practical. As of October 3, 2004, the Shoney’s Inn/GuestHouse lodging system consisted of 80 properties containing 5,814 rooms of which none are owned by the Company. Shoney’s Inns and GuestHouse Inns & Suites are currently located in 21 states.

     The Company’s remaining owned hotel property is held for sale at October 3, 2004. The Company’s present strategy does not include the ownership of additional hotel properties.

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

     As of October 3, 2004, the Company owned one hotel property held for sale. This hotel is scheduled to be sold in the fourth fiscal quarter for approximately $4.8 million, resulting in a pretax loss of approximately $1.8 million. The carrying value of this hotel property was written down for the $1.8 million impairment in the third fiscal quarter. Additionally, the Company sold a hotel in the third quarter at a pretax loss of $3.7 million. The Company sold another hotel in the second quarter at a pretax gain of $1.7 million.

     The Company has historically reported lower earnings in the first and fourth quarters of the year due to the seasonality of the Company’s business. The results of operations for the quarters ended October 3, 2004 and October 5, 2003 are not necessarily indicative of the operating results for the entire year.

Results of Operations

For the Fiscal Quarters and Fiscal Year-to-date Periods Ended October 3, 2004 and October 5, 2003

     Total operating revenues for the quarter ended October 3, 2004, were $6.7 million, or 33.6% less than the total operating revenues of $10.1 million reported for the third quarter of 2003. Total operating revenues for the fiscal year-to-date period ended October 3, 2004, were $24.9 million, or 10.7% more than the total operating revenues of $22.5 million reported for the first three fiscal quarters of 2003. The decrease in the third quarter revenues was due to a decrease in construction and development revenues. The net increases for the first three quarters were due to increases in franchising and reservation revenues and construction and development revenues, partially offset by decreases in rent income.

     The revenue effects of the hotels transferred, sold and held for sale as of October 3, 2004 are reflected in discontinued operations.

     Franchising, reservation and management service revenues increased by $167,000, or 8.0%, in the third quarter of 2004 from the third quarter of 2003. Initial and termination franchise fees decreased by $36,000, royalty fees decreased by $130,000, and reservation fees increased by $333,000 from the third quarter of last year. Franchising, reservation and management service revenues increased by $290,000, or 4.8%, in the first three quarters of 2004 from the first three quarters of 2003. Initial and termination franchise fees decreased by $224,000, royalty fees decreased by $296,000, reservation fees increased by $818,000 from the first three quarters of 2003. Initial franchise and termination fee revenue varies from quarter to quarter depending on the level of franchise sales activities and terminations. As of October 3, 2004, a total of 972 lodging facilities were served by the Company’s reservation center as compared with 924 lodging facilities at October 5, 2003. The likely acquisition of one of the reservation center’s major clients by another hotel company later this year, if successful, would likely remove that chain’s reservation business from the Company’s client base by the spring or summer of 2005; as of October 3, 2004, there were 187 lodging facilities served by the Company’s reservation center that were controlled by this client. This could have a significant negative impact on the Company’s reservation service revenues unless this business is replaced with other lodging facilities being added prior to that time. Management fees decreased by $8,000 from the first three quarters of 2003.

     Revenues from construction and development activities were $4.3 million in the third quarter of 2004 and $18.4 million in the first three quarters of 2004, versus $7.9 million in the third quarter of 2003 and $16.3 million in the first three quarters of 2003. These revenues include $4.0 million and $17.6 million in the third quarter of 2004 and in the first three quarters of 2004, respectively; and $7.3 million and $14.7 million in the third quarter of 2003 and in the first three quarters of 2003, respectively, earned from entities controlled by the Company’s chief executive officer. Revenues from construction and development can vary widely from period to period depending upon the volume of outside contract work and the timing of those projects. The events of September 11, 2001, have had a significantly negative impact on the Company’s construction and development opportunities in the first three quarters of both 2004 and 2003.

     Rent income in the third quarter of 2004 decreased by $17,000, to $10,000, from $27,000, in the third quarter of 2003, and in the first three quarters of 2004 decreased by $60,000, to $30,000, from $90,000, in the first three quarters of 2003. The primary source of rent income was from the lease of three AmeriSuites hotels which were being operated by Prime Hospitality Corp. until April of 2003 when Prime abandoned the lease, at which time the Company took back the operations of these three properties. Two of these three AmeriSuites hotels were sold in the third fiscal quarter and the third one was held for sale at the end of the third quarter; rent associated with these three hotels is included in discontinued operations. The decrease in the first three quarters’ rent income was due to the sale of some restaurants to the lessees in 2003.

     Franchising, reservation and management service operating expenses increased by $155,000, or 10.3%, from the third quarter of 2003 to the third quarter of 2004, and by $321,000, or 6.9%, from the first three quarters of 2003 to the first three quarters of 2004. The increases were primarily in reservation center expenses incurred in order to support the additional revenues earned from services provided to additional chains and independent hotel properties since the third quarter of 2003, and to expenses related to the franchising of GuestHouse Inns & Suites.

     Construction and development costs in the third quarter of 2004 and 2003 were $3.8 million and $5.7 million, respectively, on construction contracts in progress during those quarters. Construction and development costs in the first three quarters of 2004 and 2003 were $15.7 million and $14.8 million, respectively, on construction contracts in progress during those quarters.

     The Company leased only one hotel property. The lease was terminated in the third quarter of 2004, and the rent expense for all periods reported is included in discontinued operations.

     General and administrative expenses decreased by $162,000, or 15.5%, from the third quarter of 2003; and for the first three quarters of 2004 decreased by $4,000, or 0.1%, from the first three quarters of 2003. The decreases were due primarily to decreases in legal and professional fees and insurance expense, partially offset by increases in compensation expense. The increase in compensation expense was due primarily to the reversal of $607,000 of accrued bonuses in the second quarter of 2003.

     Depreciation and amortization expense decreased by $22,000, or 8.7%, from the third quarter of 2003, and for the first three quarters decreased by $52,000, or 6.3%, from the first three quarters of 2003.

     In the first three quarters of 2004, the Company wrote off $76,000 of accounts receivable deemed to be of doubtful collectibility and wrote down a first mortgage note receivable by $151,000 due to the sale on April 21, 2004, of the underlying property at less than the carrying value of the note receivable. In the first three quarters of 2003, the Company wrote off $6,000 of pre-development costs, $21,000 of construction contracts receivable, $192,000 of accounts receivable deemed to be of doubtful collectibility, and wrote down $867,000 of notes receivable deemed uncollectible.

     In the second quarter of 2004, the Company contracted to sell a parcel of undeveloped land which it owned at a net sales price of $308,000 less than its carrying value. The sale transaction occurred in the third quarter of 2004 at the contracted price. Consequently, the Company reported an impairment loss of $308,000 in the second quarter. In the third quarter of 2004, the Company contracted to sell two parcels of undeveloped land which it owned at a net sales price of $208,000 less than their carrying values. The sale transactions closed or are scheduled to close in the fourth quarter of 2004 at the contracted prices. Consequently, the Company reported impairment losses of $208,000 million in the third quarter.

     The loss on sale of property of $287,000 in the first three quarters of 2004 included a gain of $143,000 on the sale of excess land in the second quarter, a loss of $437,000 on the sale of excess land in the third quarter, and a gain of $7,000 on the sale of two restaurants which had been previously deferred. The gain of $978,000 recognized on sale of property in the first three quarters of 2003, of which $380,000 was earned in the third quarter, was primarily from the sale of a restaurant to the lessee in the first quarter, the sale of excess land in the third quarter, and the recognition of previously deferred gains on the sale of a hotel and two restaurants. The deferred gain on a hotel sold in 2002 was recognized in full in the first quarter of 2003 due to the collection in full of the seller-financed note.

     Pursuant to a plan adopted in 1999 to repurchase a portion of the Company’s outstanding subordinated indebtedness in the open market and in negotiated transactions, the Company repurchased $1.6 million of its 7.50% subordinated debentures in the third quarter of 2003 at a discount, and also repurchased $321,000 of its outstanding senior subordinated notes at a discount, recognizing a gain of $472,000 on these transactions in the third quarter of 2003. Also, in the third quarter of 2003 the Company redeemed all of its $2.8 million outstanding industrial revenue bonds at face value, recognizing a loss of $176,000 on the redemption in the third quarter of 2003 due to the write-off of the balance of deferred financing costs related to this debt. The Company repurchased $5.7 million of its 7.50% subordinated debentures in the first three quarters of 2003 at a discount, and also repurchased $1.4 million of its outstanding senior subordinated notes at a discount, recognizing a gain of $1.3 million on these transactions in the first three quarters of 2003. See further discussion in “Liquidity and Capital Resources” below.

     Interest expense decreased by $424,000, or 26.3%, while interest income decreased by $225,000, or 75.8%, from the third quarter of 2003. For the first three quarters of 2004, interest expense decreased by $2.1 million, or 32.9%, while interest income decreased by $1.3 million, or 84.6%, from the first three quarters of 2003. The decrease in interest expense was due primarily to the termination of the Company’s bank credit facilities in 2003 and the payoff of other indebtedness in 2003, primarily from the proceeds of the sale of hotel properties. Interest income decreased due to the elimination of first mortgage notes receivable by taking the underlying hotel properties by deeds in lieu of foreclosure and selling them for cash, and to the collection of two seller-financed notes receivable which were refinanced by the borrowers in the first quarter of 2003.

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

     The zero effective tax rate in the first three quarters of 2003 is due to the utilization of net operating loss carry-forwards that had previously been fully reserved; however, the estimated income tax receivable was increased by $890,000 by a reduction of the previously provided reserve in the second quarter of 2003 based upon tax return work completed during the quarter, resulting in an increase of $890,000 in the estimated refunds due.

     Discontinued operations resulted from 19 hotels sold, transferred, and/or reclassified to hotels held for sale in 2002, 2003 and 2004. The effect of these hotels’ operations, the gain or loss on the sale and transfer of the hotels, and the impairment of the hotels classified as held for sale, have been removed from operating earnings in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Liquidity and Capital Resources

     The Company’s cash flows used in operating activities were $15.4 million in the first three quarters of 2004, compared with $6.5 million used in operating activities in the first three quarters of 2003.

     The Company’s cash flows provided by investing activities were $31.5 million in the first three quarters of 2004, compared with $50.1 million for the comparable period in 2003. The Company’s capital expenditures are principally for the purchase of equipment and leasehold improvements. Capital expenditures for such purposes were $276,000 in the first three quarters of 2004 and $788,000 in the first three quarters of 2003. In the second quarter of 2003, the Company purchased the first mortgage on a hotel for $6.9 million, foreclosed on the mortgage, and acquired the hotel at the foreclosure sale for the balance of the first mortgage with the intent to locate a buyer and resell the hotel for cash. The hotel was sold in the second quarter of 2004 for $8.6 million net of selling expenses. An additional $13.5 million of net proceeds were received in the first three quarters of 2004 from the sale of other hotels classified as held for sale in 2003 and 2004. In the first three quarters of 2003, proceeds from the sale of hotels held for sale totaled $12.9 million. Proceeds from the sale of property were $3.1 million in the first three quarters of 2004 versus $11.0 million for the comparable period in 2003. The Company received $7.1 million from the collection of notes receivable in the first three quarters of 2004 and $34.4 million in the first three quarters of 2003. The Company invested $490,000 and $1.1 million in other assets in the first three quarters of 2004 and 2003, respectively.

     Net cash used in financing activities was $11.5 million in the first three quarters of 2004 compared with $33.0 million in the first three quarters of 2003. Repayments, net of borrowings, on long-term debt obligations were $11.2 million in the first three quarters of 2004 versus $33.1 million in the first three quarters of 2003. The repayments in the first three quarters of 2004 include $10.8 million of the Company’s outstanding 7.50% Convertible Subordinated Debentures that matured on May 1, 2004. The repayments in the first three quarters of 2003 include $6.9 million of long-term debt repurchased in the open market or in privately negotiated transactions. Funds for the 2003 debt repayments were provided by the proceeds from the sale of property and the collection of notes receivable as discussed above.

     The Company established a three-year credit facility with a financial institution effective August 27, 1999. An amendment to the credit facility became effective October 3, 2001, which, among other changes, extended the maturity to September 30, 2004. A second amendment to the credit facility became effective November 26, 2002, which, among other changes, added real property collateral for the purpose of increasing the borrowing base. The credit facility was for $30 million (a $10 million term loan and a $20 million revolving line of credit), secured by a pledge of certain promissory notes payable to the Company received in connection with the sale of 16 of the Company’s lodging facilities in the third quarter of 1998 and real property collateral (one hotel) added in 2002 by the second amendment. The borrowing base was the lower of (a) 85% of the outstanding principal amount of the pledged notes, (b) 65% of the appraised market value of the underlying real property collateral securing the pledged notes and of the real property collateral, (c) a multiple of the trailing twelve months’ net operating income of the real property collateral and of the underlying properties securing the pledged notes serving as collateral, or (d) $30 million. Effective October 3, 2001, the interest rate on the term loan was at the lender’s base rate plus 100 basis points, and the interest rate on the revolving line of credit was at the lender’s base rate plus 250 points, with a floor of 7.00% on both portions of the facility. The Company was to pay commitment fees on the unused portion of the facility at ..50% per annum. The credit facility also contained covenants which limited or prohibited the incurring of certain additional indebtedness in excess of a specified debt to total capital ratio, prohibited additional liens on the collateral, restricted mergers and the payment of dividends and restricted the Company’s ability to place liens on unencumbered assets. The credit facility contained financial covenants as to the Company’s minimum net worth. In the fourth quarter of 2003, the Company decided that the credit facility no longer served the Company’s needs, terminated the facility, and has received all of its collateral back from the financial institution. On January 6, 2004, the Company filed a complaint against the financial institution for its breach of the loan agreement, claiming damages to the Company in excess of $25 million.

     The Company also maintained a $1.0 million unsecured line of credit with another bank, bearing interest at the lender’s prime rate, maturing May 31, 2003. This line of credit was paid off in the first quarter of 2003 and was not renewed.

     The Company also has a loan secured by its corporate aircraft with a balance of $4.8 million as of October 3, 2004. This loan currently bears interest at 8.19% per annum and is amortized to its maturity of December 29, 2010. The interest rate was fixed for the first five years ending January 1, 2006, and is adjustable to a new rate for the second five years of the 10-year term equal to 325 basis points over 5-year Treasury rates.

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

     The trust indenture applicable to the Series A, Series A-1, Series B and Series B-1 senior subordinated notes contains a financial covenant requiring a minimum consolidated net worth of $60.0 million. As of October 3, 2004, the Company’s consolidated net worth was less than the required amount. This covenant violation, as specified in the indenture, allows the holders of a minimum of 25% of the outstanding principal amount of the notes to declare a default. In the event that a default is declared, the Company, upon receipt of written notice by certified mail from the trustee, has 60 days from receipt of notice to cure the default. A minimum of 51% of the outstanding principal amount of the notes outstanding may waive any covenant non-compliance default declared by the 25% or more holders. Because of the covenant violation at October 3, 2004, the Company has classified all of the Series A, Series A-1, Series B and Series B-1 senior subordinated notes as a current liability. Additionally, due to cross-default provisions in the Company’s loan secured by the Company’s aircraft, this debt has also been classified as a current liability as of October 3, 2004.

     The total amount of debt classified as current liabilities due to the circumstances discussed above was $42.0 million as of October 3, 2004. As of November 16, 2004, the Company had approximately $30.0 million in cash and is currently expecting to collect cash proceeds of approximately $18.0 million within the next 60 days from the collection of accounts receivable, the sale of properties and refunds of previously paid income taxes. The Company expects to either cure any default declared by the senior subordinated note holders within the 60 day cure period or expects that it will have sufficient cash available from the above-listed sources and cash from other sources to pay its debt in full prior to the declaration of any default or within the cure period.

     The Company’s Board of Directors has previously authorized the use of up to $23.0 million for the repurchase of shares of the Company’s common stock. The purchases, including block purchases, are to be made from time to time in the open market at prevailing market prices, or in privately negotiated transactions at the Company’s discretion. No time limit has been placed on the duration of the stock repurchase plan, and the Company may discontinue the plan at any time. As of the end of the third fiscal quarter of 2004, approximately 3.7 million shares had been repurchased at a cost of $20.9 million.

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

Market Risk

     There have been no material changes in the Company’s exposure to market risk in the third fiscal quarter ended October 3, 2004.

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

PART I

Item 4. Controls and Procedures

(a)	As of October 3, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective as of October 3, 2004, to timely alert them to any material information relating to the company (including its consolidated subsidiaries) that must be included in our periodic SEC filings.

(b)	There were no material changes in our internal controls or in other factors that could significantly affect internal controls during the third quarter of 2004.

PART II - OTHER INFORMATION

Item 1.	No material developments occurred during the third quarter ended October 3, 2004 with respect to any pending litigation.

Item 6.	Exhibits and Reports on Form 8-K

6(a) Exhibits -

Exhibit 31.1 - Certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

6(b) Reports on Form 8-K

A Form 8-K was filed on August 25, 2004 containing a copy of the Company’s press release announcing the financial results for the second fiscal quarter ended July 11, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ShoLodge, Inc.

Date: November 15, 2004	S/ Leon Moore

Leon Moore
Chief Executive Officer,
Principal Executive Officer,
Director

Date: November 15, 2004	S/ Bob Marlowe

Bob Marlowe
Secretary, Treasurer, Chief Accounting
Officer, Principal Accounting Officer,
Chief Financial Officer, Director